Form 10-Q
period 2019-06-30
MOTORCAR PARTS AMERICA INC
filed 2019-08-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

There were 18,890,419 shares of Common Stock outstanding at August 2, 2019.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2019	March 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$11,207,000	$9,911,000
Short-term investments	2,074,000	3,273,000
Accounts receivable — net	45,042,000	56,015,000
Inventory— net	262,116,000	233,726,000
Inventory unreturned	8,349,000	8,469,000
Contract assets (see Note 6)	20,913,000	22,183,000
Income tax receivable	12,334,000	10,009,000
Prepaid expenses and other current assets	9,030,000	9,296,000
Total current assets	371,065,000	352,882,000
Plant and equipment — net	38,398,000	35,151,000
Operating lease assets (see Note 10)	50,103,000	-
Long-term deferred income taxes	9,592,000	9,746,000
Long-term contract assets (see Note 6)	212,638,000	221,876,000
Goodwill	3,205,000	3,205,000
Intangible assets — net	7,965,000	8,431,000
Other assets	866,000	1,071,000
TOTAL ASSETS	$693,832,000	$632,362,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$87,973,000	$92,461,000
Accrued liabilities	14,762,000	14,604,000
Customer finished goods returns accrual	21,488,000	22,615,000
Contract liabilities (see Note 9)	30,642,000	30,599,000
Revolving loan	135,400,000	110,400,000
Other current liabilities	4,077,000	4,990,000
Operating lease liabilities (see Note 10)	3,976,000	-
Current portion of term loan	3,678,000	3,685,000
Total current liabilities	301,996,000	279,354,000
Term loan, less current portion	23,218,000	24,187,000
Long-term contract liabilities (see Note 9)	39,159,000	40,889,000
Long-term deferred income taxes	275,000	257,000
Long-term operating lease liabilities (see Note 10)	48,155,000	-
Other liabilities	6,200,000	7,920,000
Total liabilities	419,003,000	352,607,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 18,854,272 and 18,817,400 shares issued and outstanding at June 30, 2019 and March 31, 2019, respectively	189,000	188,000
Additional paid-in capital	215,672,000	215,047,000
Retained earnings	65,256,000	71,407,000
Accumulated other comprehensive loss	(6,288,000)	(6,887,000)
Total shareholders' equity	274,829,000	279,755,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$693,832,000	$632,362,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2019	2018

Net sales	$109,148,000	$91,668,000
Cost of goods sold	91,565,000	75,316,000
Gross profit	17,583,000	16,352,000
Operating expenses:
General and administrative	12,000,000	12,091,000
Sales and marketing	4,919,000	4,392,000
Research and development	2,372,000	1,736,000
Total operating expenses	19,291,000	18,219,000
Operating loss	(1,708,000)	(1,867,000)
Interest expense, net	6,173,000	5,075,000
Loss before income tax benefit	(7,881,000)	(6,942,000)
Income tax benefit	(1,730,000)	(1,447,000)

Net loss	$(6,151,000)	$(5,495,000)
Basic net loss per share	$(0.33)	$(0.29)
Diluted net loss per share	$(0.33)	$(0.29)
Weighted average number of shares outstanding:
Basic	18,822,178	18,895,847
Diluted	18,822,178	18,895,847

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,
	2019	2018

Net loss	$(6,151,000)	$(5,495,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	599,000	(715,000)
Total other comprehensive gain (loss), net of tax	599,000	(715,000)
Comprehensive loss	$(5,552,000)	$(6,210,000)

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31, 2019	18,817,400	$188,000	$215,047,000	$71,407,000	$(6,887,000)	$279,755,000
Compensation recognized under employee stock plans	-	-	988,000	-	-	988,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	36,872	1,000	(363,000)	-	-	(362,000)
Foreign currency translation	-	-	-	-	599,000	599,000
Net loss	-	-	-	(6,151,000)	-	(6,151,000)
Balance at June 30, 2019	18,854,272	$189,000	$215,672,000	$65,256,000	$(6,288,000)	$274,829,000

	Common Stock
	Shares	Amount	Additional Paid-in Capital Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31, 2018	18,893,102	$189,000	$213,609,000	$78,510,000	$(5,428,000)	$286,880,000
Cumulative-effect adjustment for the adoption of ASU 2016-01	-	-	-	746,000	(746,000)	-
Balance at April 1, 2018	18,893,102	$189,000	$213,609,000	$79,256,000	$(6,174,000)	$286,880,000
Compensation recognized under employee stock plans	-	-	941,000	-	-	941,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	23,006	-	(192,000)	-	-	(192,000)
Foreign currency translation	-	-	-	-	(715,000)	(715,000)
Net loss	-	-	-	(5,495,000)	-	(5,495,000)
Balance at June 30, 2018	18,916,108	$189,000	$214,358,000	$73,761,000	$(6,889,000)	$281,419,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,151,000)	$(5,495,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,802,000	1,394,000
Amortization of intangible assets	577,000	192,000
Amortization and write-off of debt issuance costs	173,000	484,000
Amortization of interest on contract liabilities, net	155,000	272,000
Noncash lease expense	1,179,000	-
Loss due to the change in the fair value of the contingent consideration	228,000	-
Gain due to the remeasurement of lease liabilities	(502,000)	-
Gain on short-term investments	(109,000)	(69,000)
Net provision for inventory reserves	3,352,000	2,367,000
Net provision for customer payment discrepancies	574,000	(303,000)
Net recovery of doubtful accounts	(12,000)	(23,000)
Deferred income taxes	191,000	(108,000)
Share-based compensation expense	988,000	941,000
Loss on disposal of plant and equipment	5,000	-
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	10,524,000	22,953,000
Inventory	(31,494,000)	(28,608,000)
Inventory unreturned	120,000	(807,000)
Income tax receivable	(2,327,000)	(1,791,000)
Prepaid expenses and other current assets	643,000	(687,000)
Other assets	209,000	(51,000)
Accounts payable and accrued liabilities	(3,924,000)	10,868,000
Customer finished goods returns accrual	(1,132,000)	(1,367,000)
Contract assets, net	10,518,000	(841,000)
Contract liabilities, net	(1,897,000)	(3,309,000)
Operating lease liabilities	(904,000)	-
Other liabilities	(1,165,000)	3,064,000
Net cash used in operating activities	(18,379,000)	(924,000)
Cash flows from investing activities:
Purchase of plant and equipment	(3,976,000)	(1,546,000)
Change in short-term investments	1,308,000	(155,000)
Net cash used in investing activities	(2,668,000)	(1,701,000)
Cash flows from financing activities:
Borrowings under revolving loan	25,000,000	12,200,000
Repayments of revolving loan	-	(20,794,000)
Borrowings under term loan	-	13,594,000
Repayments of term loan	(938,000)	(782,000)
Payments for debt issuance costs	(889,000)	(1,722,000)
Payments on finance lease obligations	(483,000)	(349,000)
Exercise of stock options	-	-
Cash used to net share settle equity awards	(362,000)	(192,000)
Net cash provided by financing activities	22,328,000	1,955,000
Effect of exchange rate changes on cash and cash equivalents	15,000	(137,000)
Net increase (decrease) in cash and cash equivalents	1,296,000	(807,000)
Cash and cash equivalents — Beginning of period	9,911,000	13,049,000
Cash and cash equivalents — End of period	$11,207,000	$12,242,000
Supplemental disclosures of cash flow information:
Cash paid for interest, net	$5,835,000	$4,320,000
Cash paid for income taxes, net of refunds	-	111,000
Cash paid for operating leases	1,637,000	-
Cash paid for finance leases	551,000	-
Plant and equipment acquired under finance leases	677,000	$-
Assets acquired under operating leases	3,000	-

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
June 30, 2019
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2019, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 28, 2019.

The accompanying consolidated financial statements have been prepared on a consistent basis with, and there have been no material changes to, except as noted below, the accounting policies described in Note 3, Summary of Significant Accounting Policies, to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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

Pursuant to the guidance provided under the Financial Accounting Statement Board (“FASB”) Accounting Standards Codification (“ASC”) for segment reporting, the Company has identified its chief operating decision maker (“CODM”), reviewed the documents used by the CODM, and understands how such documents are used by the CODM to make financial and operating decisions. The Company has determined through this review process that due to recent acquisitions, its business comprises three separate operating segments.  Two of the operating segments meet all of the aggregation criteria, and are aggregated. The remaining operating segment does not meet the quantitative thresholds for individual disclosure. Since this immaterial operating segment meets the aggregation criteria of ASC 280, the Company has combined its operating segments into a single reportable segment.

2. New Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

Leases

In February 2016, the FASB issued new guidance that requires balance sheet recognition of a lease asset and lease liability by lessees for all leases, other than leases with a term of 12 months or less if the short-term lease exclusion expedient is elected. The new guidance also requires new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. The new guidance requires a modified retrospective approach with optional practical expedients. The FASB provided entities with an additional transition method, which allows an entity to apply this guidance as of the beginning of the period of adoption instead of the beginning of the earliest comparative period presented in the entity’s financial statements. The Company adopted this guidance on April 1, 2019 using the additional transition method. The Company also elected certain practical expedients permitted under the transition guidance, including the package of practical expedients, which allowed it not to reassess lease classification for leases that commenced prior to the adoption date. In addition, the Company elected to exempt leases with an initial term of 12 months or less from balance sheet recognition and, for all classes of assets, combining non-lease components with lease components.

Upon adoption, the Company recorded operating lease liabilities of $53,043,000 and corresponding operating lease assets of $50,773,000. The difference between the operating lease assets and liabilities recognized on the Company’s consolidated balance sheets primarily related to accrued rent on existing leases that were offset against the operating lease asset upon adoption. There was an immaterial reclassification of non-lease components to finance lease assets and finance lease liabilities upon adoption due to the Company’s election to combine non-lease components with lease components. The adoption of the new guidance did not have any impact on the Company’s rent expense and consolidated statement of cash flows. However, the Company has material nonfunctional currency leases that could have a material impact on the Company’s consolidated statements of operations. As required for other monetary liabilities, lessees shall remeasure a foreign currency-denominated lease liability using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates, which are not affected by subsequent changes in the exchange rates. The Company recorded a gain of $502,000 in general and administrative expenses in connection with the remeasurement of foreign currency-denominated lease liabilities during the three months ended June 30, 2019. See Note 10 for additional discussion of the adoption of ASC 842 and the impact on the Company’s financial statements.

New Accounting Pronouncements Not Yet Adopted

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued an accounting pronouncement related to the measurement of credit losses on financial instruments. This pronouncement, along with a subsequent Accounting Standards Updates (“ASU”) issued to clarify certain provisions of the new guidance, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company plans to adopt this pronouncement for its fiscal year beginning April 1, 2020. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements, as well as any impacts on its business processes, systems and internal controls.

Fair Value Measurements

In August 2018, the FASB issued guidance, which changes the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures. The standard is effective for financial statements issued for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

3. Intangible Assets

The following is a summary of acquired intangible assets subject to amortization:

		June 30, 2019		March 31, 2019
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	9 years	$1,014,000	$527,000	$1,007,000	$464,000
Customer relationships	11 years	8,668,000	3,764,000	8,610,000	3,547,000
Order backlog	6 months	332,000	332,000	325,000	180,000
Developed technology	5 years	3,054,000	480,000	2,991,000	311,000
Total		$13,068,000	$5,103,000	$12,933,000	$4,502,000

Amortization expense for acquired intangible assets is as follows:

	Three Months Ended June 30,
	2019	2018

Amortization expense	$577,000	$192,000

The estimated future amortization expense for acquired intangible assets is as follows:

Year Ending March 31,
2020 - remaining nine months	$1,223,000
2021	1,554,000
2022	1,512,000
2023	1,477,000
2024	1,098,000
Thereafter	1,101,000
Total	$7,965,000

4. Accounts Receivable — Net

Accounts receivable — net includes offset accounts related to customer payment discrepancies, returned goods authorizations (“RGA”) issued for in-transit unit returns, and potential bad debts.

Accounts receivable — net is comprised of the following:

	June 30, 2019	March 31, 2019
Accounts receivable — trade	$62,727,000	$75,847,000
Allowance for bad debts	(4,069,000)	(4,100,000)
Customer payment discrepancies	(1,278,000)	(854,000)
Customer returns RGA issued	(12,338,000)	(14,878,000)
Less: total accounts receivable offset accounts	(17,685,000)	(19,832,000)
Total accounts receivable — net	$45,042,000	$56,015,000

5. Inventory

Inventory–net is comprised of the following:

	June 30, 2019	March 31, 2019
Inventory - net
Raw materials	$101,544,000	$95,757,000
Work-in-process	4,593,000	3,502,000
Finished goods	168,992,000	146,366,000
	275,129,000	245,625,000
Less allowance for excess and obsolete inventory	(13,013,000)	(11,899,000)
Total inventory - net	$262,116,000	$233,726,000
Inventory unreturned	$8,349,000	$8,469,000

6. Contract Assets

Contract assets are comprised of the following:

	June 30, 2019	March 31, 2019
Short-term contract assets
Cores expected to be returned by customers	$13,410,000	$14,671,000
Upfront payments to customers	3,106,000	3,101,000
Core premiums paid to customers	4,397,000	4,411,000
	$20,913,000	$22,183,000

Long-term contract assets
Remanufactured cores held at customers' locations	$189,505,000	$196,914,000
Upfront payments to customers	2,007,000	2,775,000
Core premiums paid to customers	15,557,000	16,618,000
Long-term core inventory deposits	5,569,000	5,569,000
	$212,638,000	$221,876,000
Total contract assets	$233,551,000	$244,059,000

7. Significant Customer and Other Information

Significant Customer Concentrations

The largest customers accounted for the following total percentage of net sales:

	Three Months Ended June 30,
	2019	2018
Net sales
Customer A	38%	37%
Customer B	23%	22%
Customer C	20%	25%

The largest customers accounted for the following total percentage of accounts receivable – trade:

	June 30, 2019	March 31, 2019
Accounts receivable - trade
Customer A	31%	34%
Customer B	22%	18%
Customer C	9%	16%

Geographic and Product Information

The Company’s products are predominantly sold in the U.S. and accounted for the following total percentage of net sales:

	Three Months Ended June 30,
	2019	2018
Rotating electrical products	75%	77%
Wheel hub products	18%	18%
Brake master cylinders products	2%	3%
Other products	5%	2%
	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three months ended June 30, 2019 and 2018.

8. Debt

The Company is party to a $230,000,000 senior secured financing, (as amended from time to time, the “Credit Facility”) with a syndicate of lenders, and PNC Bank, National Association, as administrative agent, consisting of (i) a $200,000,000 revolving loan facility, subject to borrowing base restrictions, a $20,000,000 sublimit for borrowings by Canadian borrowers, and a $15,000,000 sublimit for letters of credit (the “Revolving Facility”) and (ii) a $30,000,000 term loan facility (the “Term Loans”). The loans under the Credit Facility mature on June 5, 2023. The Credit Facility permits the payment of up to $20,000,000 of dividends and share repurchases per fiscal year, subject to a minimum availability threshold and pro forma compliance with financial covenants. In connection with the Credit Facility, the lenders have a security interest in substantially all of the assets of the Company.

In June 2019, the Company entered into a second amendment to the Credit Facility (the “Second Amendment”). The Second Amendment, among other things, (i) increased the total size of the Revolving Facility to $238,620,000, (ii) modified the fixed charge coverage ratio financial covenant, (iii) modified the definition of “Consolidated EBITDA”, (iv) modified the borrowing base definition to, among other things, include brake-related products as eligible inventory, (v) increased the letter of credit sublimit to $20,000,000, (vi) increased the Canadian revolving sublimit and swing line sublimit to $24,000,000, (vii) increased the swing line sublimit to $23,862,000, (viii) permitted up to $5,000,000 of sale and lease back transactions per fiscal year, (ix) increased the permitted amount of certain capital expenditures, (x) increased the permitted amount of operating lease obligations per fiscal year, and (xi) increased certain other covenant-related baskets. The Company capitalized $889,000 of new debt issuance costs in connection with the Second Amendment.

The Term Loans require quarterly principal payments of $937,500 beginning October 1, 2018. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Term Loans and Revolving Facility was 5.19% and 5.16%, respectively, as of June 30, 2019 and 5.24% as of March 31, 2019.

The Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants as of June 30, 2019.

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

The following summarizes information about the Term Loans at:

	June 30, 2019	March 31, 2019
Principal amount of term loan	$27,187,000	$28,125,000
Unamortized financing fees	(291,000)	(253,000)
Net carrying amount of term loan	26,896,000	27,872,000
Less current portion of term loan	(3,678,000)	(3,685,000)
Long-term portion of term loan	$23,218,000	$24,187,000

Future repayments of the Term Loans are as follows:

Year Ending March 31,
2020 - remaining nine months	2,812,000
2021	3,750,000
2022	3,750,000
2023	3,750,000
2024	13,125,000
Total payments	$27,187,000

The Company had $135,400,000 and $110,400,000 outstanding under the Revolving Facility at June 30, 2019 and March 31, 2019, respectively. In addition, $4,039,000 was outstanding for letters of credit at June 30, 2019. At June 30, 2019, after certain contractual adjustments, $72,400,000 was available under the Revolving Facility.

9. Contract Liabilities

Contract liabilities are comprised of the following:

	June 30, 2019	March 31, 2019
Short-term contract liabilities
Customer allowances earned	$15,698,000	$12,755,000
Customer core returns accruals	3,958,000	3,933,000
Customer deposits	1,839,000	2,674,000
Accrued core payment, net	9,147,000	11,237,000
	$30,642,000	$30,599,000

Long-term contract liabilities
Customer core returns accruals	$25,643,000	$25,722,000
Accrued core payment, net	13,516,000	15,167,000
	$39,159,000	$40,889,000
Total contract liabilities	$69,801,000	$71,488,000

10. Leases

The Company leases various facilities in North America and Asia under operating leases expiring through December 2032. Non-cancelable minimum lease payments for the two new buildings with 15-year terms in Mexico, which were executed at March 31, 2019, but had not yet commenced at June 30, 2019 were $25,542,000. The Company also has finance leases for certain office and manufacturing equipment, which generally range from three to five years.

The Company determines if an arrangement contains a lease at inception. Lease assets and lease liabilities are recorded based on the present value of lease payments over the lease term, which includes the minimum unconditional term of the lease. Certain of the Company’s leases include options to extend the leases for up to five years.  When the Company has the option to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset, and it is reasonably certain that it will exercise the option, the option is considered in determining the classification and measurement of the lease. The lease assets are recorded net of any lease incentives received. Lease assets are tested for impairment in the same manner as long-lived assets used in operations.

As the rate implicit for each of its leases is not readily determinable, the Company uses its incremental borrowing rate, based on the information available at the lease commencement date, for each of its leases in determining the present value of its expected lease payments. The Company’s incremental borrowing rate is determined by analyzing and combining an applicable risk-free rate, a financial spread adjustment and any lease specific adjustment. Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance and other property operating services, which are expensed as incurred and not included in the determination of lease assets and lease liabilities. These costs are calculated based on a variety of factors including property values, tax and utility rates, property services fees, and other factors. The Company records rent expense for operating leases, some of which have escalating rent payments, on a straight-line basis over the lease term.

Balance sheet information for leases is as follows:

		June 30, 2019
Leases	Classification
Assets:
Operating	Operating lease assets	$50,103,000
Finance	Plant and equipment	5,206,000
Total leased assets		$55,309,000

Liabilities:
Current
Operating	Operating lease liabilities	$3,976,000
Finance	Other current liabilities	1,855,000
Long-term
Operating	Long-term operating lease liabilities	48,155,000
Finance	Other liabilities	3,325,000
Total lease liabilities		$57,311,000

Lease cost recognized in the consolidated statement of operations is as follows:

Three Months Ended June 30,
2019
Lease cost
Operating lease cost	$1,898,000
Short-term lease cost	403,000
Variable lease cost	130,000
Finance lease cost:
Amortization of finance lease assets	358,000
Interest on finance lease liabilities	68,000
Total lease cost	$2,857,000

Maturities of lease commitments at June 30, 2019 were as follows:

Maturity of lease liabilities	Operating Leases	Finance Leases	Total
2020 - remaining nine months	$5,217,000	$1,611,000	$6,828,000
2021	6,258,000	1,700,000	7,958,000
2022	5,895,000	1,367,000	7,262,000
2023	4,913,000	789,000	5,702,000
2024	4,861,000	130,000	4,991,000
Thereafter	47,262,000	-	47,262,000
Total lease payments	$74,406,000	$5,597,000	$80,003,000
Less amount representing interest	(22,275,000)	(417,000)	(22,692,000)
Present value of lease liabilities	$52,131,000	$5,180,000	$57,311,000

Other information about leases is as follows:

Three Months Ended June 30,
2019
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	3.1
Operating leases	12.4
Weighted-average discount rate:
Finance leases	5.0%
Operating leases	5.6%

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

The following is a summary of accounts receivable discount programs:

	Three Months Ended June 30,
	2019	2018
Receivables discounted	$96,854,000	$86,785,000
Weighted average days	346	334
Annualized weighted average discount rate	3.9%	4.1%
Amount of discount recognized as interest expense	$3,649,000	$3,324,000

12. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

The following presents a reconciliation of basic and diluted net loss per share:

	Three Months Ended June 30,
	2019	2018

Net loss	$(6,151,000)	$(5,495,000)
Basic shares	18,822,178	18,895,847
Effect of potentially dilutive securities	-	-
Diluted shares	18,822,178	18,895,847
Net loss per share:
Basic net loss per share	$(0.33)	$(0.29)
Diluted net loss per share	$(0.33)	$(0.29)

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net loss per share. For the three months ended June 30, 2019 and 2018, there were 1,520,811 and 1,380,598, respectively, of potential common shares not included in the calculation of diluted net loss per share because their effect was anti-dilutive.

13. Income Taxes

The Company recorded an income tax benefit of $1,730,000, or an effective tax rate of 22.0%, and $1,447,000, or an effective tax rate of 20.8%, for the three months ended June 30, 2019 and 2018, respectively. The estimated effective tax rate for the entire year is based on current estimates and any changes to those estimates in future periods could result in an effective tax rate that is materially different from the current estimate.

The Company remains subject to examination for the fiscal years beginning with March 31, 2016. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

14. Financial Risk Management and Derivatives

Purchases and expenses denominated in currencies other than the U.S. dollar, which are primarily related to the Company’s overseas facilities, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currencies. The Company’s primary risk exposure is from fluctuations in the value of the Mexican peso and to a lesser extent the Chinese yuan. To mitigate these risks, the Company enters into forward foreign currency exchange contracts to exchange U.S. dollars for these foreign currencies. The extent to which forward foreign currency exchange contracts are used is modified periodically in response to the Company’s estimate of market conditions and the terms and length of anticipated requirements.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $35,021,000 and $32,524,000 at June 30, 2019 and March 31, 2019, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following shows the effect of derivative instruments on the consolidated statements of operations:

Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized within General and Administrative Expenses
	Three Months Ended June 30,

	2019	2018
Forward foreign currency exchange contracts	$35,000	$(2,666,000)

The fair value of the forward foreign currency exchange contracts of $242,000 and $207,000 are included in prepaid and other current assets in the consolidated balance sheets at June 30, 2019 and March 31, 2019, respectively. The changes in the fair values of forward foreign currency exchange contracts are included in other liabilities in the consolidated statements of cash flows for the three months ended June 30, 2019 and 2018.

15. Fair Value Measurements

The following summarizes financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	June 30, 2019				March 31, 2019
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$2,074,000	$2,074,000	-	-	$3,273,000	$3,273,000	-	-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	242,000	-	$242,000	-	207,000	-	$207,000	-

Liabilities
Accrued liabilities
Short-term contingent consideration	2,982,000	-	-	$2,982,000	2,816,000	-	-	$2,816,000
Other current liabilities
Deferred compensation	2,074,000	2,074,000	-	-	3,273,000	3,273,000	-	-
Other liabilities
Long-term contingent consideration	1,988,000	-	-	1,988,000	1,905,000	-	-	1,905,000

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

Forward Foreign Currency Exchange Contracts

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended June 30, 2019 and 2018, a gain of $35,000 and a loss of $2,666,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts.

Contingent Consideration

In December 2018, the Company completed the acquisition of certain assets and assumption of certain liabilities from Mechanical Power Conversion, LLC (“E&M”). In connection with this acquisition, the Company is contingently obligated to make additional payments to the former owners of E&M up to an aggregate of $5,200,000 over the next 2-3 years.

In January 2019, the Company completed the acquisition of all the equity interests of Dixie Electric, Ltd (“Dixie”). In connection with this acquisition, the Company is contingently obligated to make additional payments to the former owners of Dixie up to $1,130,000 over the next two years.

The Company’s contingent consideration is recorded in accrued expenses and other liabilities in its consolidated balance sheets at June 30, 2019 and March 31, 2019, and is a Level 3 liability measured at fair value.

E&M Research and Development (“R&D”) Event Milestone

The fair value of the two-year R&D event milestone based on technology development and transfer was $2,230,000 at June 30, 2019 determined using a probability weighted method with the following assumptions commensurate with the term of the contingent consideration: (i) a risk-free interest rate ranging from 1.84% to 2.06%, (ii) counter party risk discount rate ranging from 5.84% to 6.06%, and (iii) total probability of 90% to 100%. Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

E&M Gross Profit Earn-out Consideration

The fair value of the three-year gross profit earn-out consideration was $1,770,000 at June 30, 2019 determined using a Monte Carlo Simulation Model. Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

The assumptions used to determine the fair value is as follows:

June 30, 2019
Risk free interest rate	1.75%
Counter party rate	5.75%
Expected volatility	30.00%
Weighted average cost of capital	16.00%

Dixie Revenue Earn-out Consideration

The fair value of the two-year revenue earn-out consideration was $970,000 at June 30, 2019 determined using a Monte Carlo Simulation Model.

The assumptions used to determine the fair value is as follows:

June 30, 2019
Risk free interest rate	1.83%
Counter party rate	4.00%
Revenue volatility	9.00%
Revenue discount rate	6.00%
Weighted average cost of capital	15.00%

Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

The following table summarizes the activity for financial assets and liabilities utilizing Level 3 fair value measurements:

Three Months Ended June 30,
2019
Contingent Consideration
Beginning balance	$4,721,000
Newly issued	-
Changes in revaluations of contingent consideration included in earnings	249,000
Exercises/settlements (1)	-
Net transfers in (out) of Level 3	-
Ending balance	$4,970,000

During the three months ended June 30, 2019, the Company had no other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

16. Share-based Payments

Stock Options

The Company did not grant any options to purchase shares of common stock during the three months ended June 30, 2019. The Company granted options to purchase 241,800 shares of common stock during the three months ended June 30, 2018. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The following assumptions were used to derive the weighted average fair value of the stock options granted:

	Three Months Ended June 30,
	2019	2018
Weighted average risk free interest rate	-%	2.82%
Weighted average expected holding period (years)	-	5.95
Weighted average expected volatility	-%	43.98%
Weighted average expected dividend yield	-	-
Weighted average fair value of options granted	$-	$8.70

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2019	1,337,165	$17.58
Granted	-	$-
Exercised	-	$-
Forfeited	(1,000)	$19.00
Outstanding at June 30, 2019	1,336,165	$17.58

At June 30, 2019, options to purchase 230,921 shares of common stock were unvested at the weighted average exercise price of $21.22.

At June 30, 2019, there was $2,144,000 of total unrecognized compensation expense related to unvested stock option awards. Compensation expense related to unvested stock option awards will be recognized over a weighted average vesting period of approximately 1.7 years.

Restricted Stock Units and Restricted Stock (collectively “RSUs”)

The Company did not grant any shares of RSUs during the three months ended June 30, 2019. During the three months ended June 30, 2018, the Company granted 78,400 shares of RSUs with an estimated grant date fair value of $1,490,000, which was based on the closing market price on the grant date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2019	243,134	$21.75
Granted	-	$-
Vested	(58,488)	$23.99
Forfeited	-	$-
Outstanding at June 30, 2019	184,646	$21.05

At June 30, 2019, there was $2,107,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 1.7 years.

17. Accumulated Other Comprehensive Loss

The following summarizes changes in accumulated other comprehensive income loss:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total
Balance at March 31, 2019 and 2018	$-	$(6,887,000)	$(6,887,000)	$746,000	$(6,174,000)	$(5,428,000)
Cumulative-effect adjustment	-	-	-	(746,000)	-	(746,000)
Balance at April 1, 2019 and 2018	$-	$(6,887,000)	$(6,887,000)	$-	$(6,174,000)	$(6,174,000)
Other comprehensive income (loss), net of tax	-	599,000	599,000	-	(715,000)	(715,000)
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	-	-	-	-	-
Balance at June 30, 2019 and 2018	$-	$(6,288,000)	$(6,288,000)	$-	$(6,889,000)	$(6,889,000)

18. Commitments and Contingencies

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

The following summarizes the changes in the warranty return accrual:

	Three Months Ended June 30,
	2019	2018
Balance at beginning of period	$19,475,000	$16,646,000
Charged to expense/additions	23,185,000	23,893,000
Amounts processed	(26,842,000)	(25,996,000)
Balance at end of period	$15,818,000	$14,543,000

Contingencies

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

The following discussion and analysis presents factors that Motorcar Parts of America, Inc. and its subsidiaries (“our,” “we” or “us”) believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2019 audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on June 28, 2019.

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

Management Overview

We have been focused on implementing a multi-pronged platform for growth within the non-discretionary automotive aftermarket for the replacement parts and diagnostic testing industry, through organic growth and acquisitions. Our investments in infrastructure and human resources, including the consolidation of our distribution in Mexico and the significant expansion of manufacturing capacity, are expected to be transformative and scalable.  As a result, gross profit and net income continues to be impacted, and our future performance and opportunities should be considered with these factors in mind.

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

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for segment reporting, we have identified our chief operating decision maker (“CODM”), reviewed the documents used by the CODM, and understand how such documents are used by the CODM to make financial and operating decisions. We have determined through this review process that due to recent acquisitions, our business comprises three separate operating segments.  Two of the operating segments meet all of the aggregation criteria, and are aggregated. The remaining operating segment does not meet the quantitative thresholds for individual disclosure. Since this immaterial operating segment meets the aggregation criteria of ASC 280, we have combined our operating segments into a single reportable segment.

Results of Operations for the Three Months Ended June 30, 2019 and 2018

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Three Months Ended June 30,
	2019	2018
Gross profit percentage	16.1%	17.8%
Cash flow used in operations	$(18,379,000)	$(924,000)
Finished goods turnover (annualized) (1)	2.3	3.1

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending finished goods inventory values, which includes all on-hand core inventory, for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended June 30,
	2019	2018
Net sales	$109,148,000	$91,668,000
Cost of goods sold	91,565,000	75,316,000
Gross profit	17,583,000	16,352,000
Gross profit percentage	16.1%	17.8%

Net Sales. Our net sales for the three months ended June 30, 2019 increased by $17,480,000, or 19.1%, to $109,148,000 compared to net sales for the three months ended June 30, 2018 of $91,668,000, reflecting continued growth for our rotating electrical products, wheel hub products, brake power booster products, and diagnostic equipment. In addition, our net sales were positively impacted by $5,258,000 in connection with acquisitions completed during the latter part of fiscal 2019.

Gross Profit. Our gross profit was $17,583,000, or 16.1% of net sales for the three months ended June 30, 2019 compared to $16,352,000 or 17.8% of net sales for the three months ended June 30, 2018. The gross profit was impacted by a non-cash quarterly revaluation write-down of $4,564,000 compared to $2,626,000 for the three months ended June 30, 2019 and 2018, respectively, for remanufactured cores held at customers’ locations, which are included in contract assets.

In addition, gross profit for the three months ended June 30, 2019 was further impacted by (i) transition expenses of $1,354,000 in connection with the expansion of our operations in Mexico, (ii) $1,108,000 of amortization of core buy-back premiums paid to customers related to new business, (iii) net tariff costs of $1,067,000 paid for products sold before price increases were effective, (iv) cost of $426,000 in connection with the cancellation of a customer contract, and (v) $100,000 of stock adjustment costs related to new business.

Gross profit for the three months ended June 30, 2018 was impacted by (i) transition expenses of $1,755,000 in connection with the expansion of our operations in Mexico, (ii) $1,175,000 of customer allowances related to new business, and (iii) $967,000 of amortization of core buy-back premiums paid to customers related to new business.

Operating Expenses

The following summarizes operating expenses:

	Three Months Ended June 30,
	2019	2018
General and administrative	$12,000,000	$12,091,000
Sales and marketing	4,919,000	4,392,000
Research and development	2,372,000	1,736,000
Percent of net sales
General and administrative	11.0%	13.2%
Sales and marketing	4.5%	4.8%
Research and development	2.2%	1.9%

General and Administrative. Our general and administrative expenses for the three months ended June 30, 2019 were $12,000,000, which represents a decrease of $91,000, or 0.8%, from general and administrative expenses for the three months ended June 30, 2018 of $12,091,000. This decrease was due to (i) $35,000 gain compared to a loss of $2,666,000 recorded due to the change in the fair value of the forward foreign currency exchange contracts during the three months ended June 30, 2019 and 2018, respectively and (ii) a gain of $502,000 due to the remeasurement of foreign currency-denominated lease liabilities during the three months ended June 30, 2019. These decreases were partially offset by (i) $1,233,000 of increased professional services, (ii) $783,000 of general and administrative expenses attributable to our fiscal 2019 acquisitions, (iii) $385,000 of increased amortization of intangible assets in connection with our fiscal 2019 acquisitions, (iv) $327,000 of increased general and administrative expenses at our offshore locations to support our growth initiatives, and (v) $287,000 for personnel to support our growth initiatives.

Sales and Marketing. Our sales and marketing expenses for the three months ended June 30, 2019 increased $527,000, or 12.0%, to $4,919,000 from $4,392,000 for the three months ended June 30, 2018 primarily due to sales and marketing expenses attributable to our fiscal 2019 acquisitions.

Research and Development. Our research and development expenses increased by $636,000, or 36.3%, to $2,372,000 for the three months ended June 30, 2019 from $1,736,000 for the three months ended June 30, 2018. The increase was due primarily to (i) $368,000 for personnel to support our growth initiatives, (ii) $212,000 of research and development expenses attributable to our fiscal 2019 acquisitions, and (iii) $43,000 of increased outside services to support our growth initiatives.

Interest Expense

Interest Expense, net. Our interest expense, net for the three months ended June 30, 2019 increased $1,098,000, or 21.6%, to $6,173,000 from $5,075,000 for the three months ended June 30, 2018. The increase in interest expense was due primarily to (i) increased average outstanding borrowings in connection with our growth initiatives and as we build our inventory levels to support anticipated higher sales and (ii) an increase in the utilization of our accounts receivable discount programs.

Provision for Income Taxes

Income Tax. We recorded an income tax benefit of $1,730,000, or an effective tax rate of 22.0%, and $1,447,000, or an effective tax rate of 20.8%, for the three months ended June 30, 2019 and 2018, respectively. The estimated effective tax rate for the entire year is based on current estimates and any changes to those estimates in future periods could result in an effective tax rate that is materially different from the current estimate.

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $69,069,000 and $73,528,000, a ratio of current assets to current liabilities of 1.2:1.0 and 1.3:1.0, at June 30, 2019 and March 31, 2019, respectively. The decrease in working capital was due primarily to increased borrowing under our credit facility.

We generated cash during the three months ended June 30, 2019 from the use of receivable discount programs as well as from our credit facility. The cash generated from these activities was primarily used for our growth initiatives and to build our inventory levels to support anticipated higher sales.

In June 2019, we entered into a second amendment to the credit facility, which, among other things, increased our revolving loan facility from $200,000,000 to $238,620,000.

We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, and lease and capital expenditure obligations over the next 12 months.

Share Repurchase Program

As of June 30, 2019, $15,692,000 of the $37,000,000 authorized share repurchase program had been utilized and $21,308,000 remained available to repurchase shares, subject to the limit in our credit facility. Our credit facility permits the payment of up to $20,000,000 of dividends and share repurchases per fiscal year, subject to a minimum availability threshold and pro forma compliance with financial covenants. We retired the 675,561 shares repurchased under this program through June 30, 2019. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Cash Flows

The following summarizes cash flows as reflected in the consolidated statements of cash flows:

	Three Months Ended June 30,
	2019	2018
Cash provided by (used in):
Operating activities	$(18,379,000)	$(924,000)
Investing activities	(2,668,000)	(1,701,000)
Financing activities	22,328,000	1,955,000
Effect of exchange rates on cash and cash equivalents	15,000	(137,000)
Net increase (decrease) in cash and cash equivalents	$1,296,000	$(807,000)

Additional selected cash flow data:
Depreciation and amortization	$2,379,000	$1,586,000
Capital expenditures	3,976,000	1,546,000

Net cash used in operating activities was $18,379,000 and $924,000 during the three months ended June 30, 2019 and 2018, respectively. Our operating activities continue to be significantly impacted by our growth initiatives, including our product line expansion. Operating activities for the three months ended June 30, 2019 include (i) expenses incurred in connection with the expansion of our Mexico operations, (ii) the build-up of inventory to support anticipated higher sales, (iii) payments made to customers for core buy-backs made in connection with new business expansion, and (iv) a less significant decrease in accounts receivable during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Net cash used in investing activities was $2,668,000 and $1,701,000 during the three months ended June 30, 2019 and 2018, respectively, due primarily to increased purchases of equipment for our current operations and the expansion of our operations in Mexico. This increase was partially offset by the redemption of short-term investments during the three months ended June 30, 2019.

Net cash provided by financing activities was $22,328,000 and $1,955,000 during the three months ended June 30, 2019 and 2018, respectively, due mainly to increased net borrowings under our credit facility.

Capital Resources

Credit Facility

We are a party to a $230,000,000 senior secured financing, (as amended from time to time, the “Credit Facility”) with a syndicate of lenders, and PNC Bank, National Association, as administrative agent, consisting of (i) a $200,000,000 revolving loan facility, subject to borrowing base restrictions, a $20,000,000 sublimit for borrowings by Canadian borrowers, and a $15,000,000 sublimit for letters of credit (the “Revolving Facility”) and (ii) a $30,000,000 term loan facility (the “Term Loans”). The loans under the Credit Facility mature on June 5, 2023. The Credit Facility permits the payment of up to $20,000,000 of dividends and share repurchases per fiscal year, subject to a minimum availability threshold and pro forma compliance with financial covenants. In connection with the Credit Facility, the lenders have a security interest in substantially all of our assets.

In June 2019, we entered into a second amendment to the Credit Facility (the “Second Amendment”). The Second Amendment, among other things, (i) increased the total size of the Revolving Facility to $238,620,000, (ii) modified the fixed charge coverage ratio financial covenant, (iii) modified the definition of “Consolidated EBITDA”, (iv) modified the borrowing base definition to, among other things, include brake-related products as eligible inventory, (v) increased the letter of credit sublimit to $20,000,000, (vi) increased the Canadian revolving sublimit and swing line sublimit to $24,000,000, (vii) increased the swing line sublimit to $23,862,000, (viii) permitted up to $5,000,000 of sale and lease back transactions per fiscal year, (ix) increased the permitted amount of certain capital expenditures, (x) increased the permitted amount of operating lease obligations per fiscal year, and (xi) increased certain other covenant-related baskets. We capitalized $889,000 of new debt issuance costs in connection with the Second Amendment.

The Term Loans require quarterly principal payments of $937,500 beginning October 1, 2018. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on our Term Loans and Revolving Facility was 5.19% and 5.16%, respectively, as of June 30, 2019 and 5.24% as of March 31, 2019.

The Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of June 30, 2019.

The following summarizes the financial covenants required under the Credit Facility:

	Calculation as of June 30, 2019	Financial covenants required under the Credit Facility
Maximum senior leverage ratio	2.36	3.00
Minimum fixed charge coverage ratio	1.34	1.10

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

We had $135,400,000 and $110,400,000 outstanding under the Revolving Facility at June 30, 2019 and March 31, 2019, respectively. In addition, $4,039,000 was outstanding for letters of credit at June 30, 2019. At June 30, 2019, after certain contractual adjustments, $72,400,000 was available under the Revolving Facility.

Receivable Discount Programs

We use receivable discount programs with certain customers and their respective banks. Under these programs, we have options to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allow us to accelerate receipt of payment on customers’ receivables. While these arrangements have reduced our working capital needs, there can be no assurance that these programs will continue in the future. Interest expense resulting from these programs would increase if interest rates rise, if utilization of these discounting arrangements expands, if customers extend their payment to us, or if the discount period is extended to reflect more favorable payment terms to customers.

The following is a summary of the receivable discount programs:

	Three Months Ended June 30,
	2019	2018
Receivables discounted	$96,854,000	$86,785,000
Weighted average days	346	334
Annualized weighted average discount rate	3.9%	4.1%
Amount of discount recognized as interest expense	$3,649,000	$3,324,000

Off-Balance Sheet Arrangements

At June 30, 2019, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our total capital expenditures, including finance leases, were $4,653,000 and $1,546,000 for the three months ended June 30, 2019 and 2018, respectively. These capital expenditures primarily include the purchase of equipment for our current operations and the expansion of our operations in Mexico. We expect to incur approximately $7,000,000 of capital expenditures for our current operations and approximately $18,000,000 for continued expansion of our operations in Mexico during fiscal 2020. We have used and expect to continue using our working capital and additional capital lease obligations to finance these capital expenditures.

Litigation

There have been no material changes to our litigation matters that are presented in our Annual Report on Form 10-K for the year ended March 31, 2019, which was filed on June 28, 2019.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates that are presented in our Annual Report on Form 10-K for the year ended March 31, 2019, which was filed on June 28, 2019, except as discussed below.

New Accounting Pronouncements Recently Adopted

Leases

In February 2016, the FASB issued new guidance that requires balance sheet recognition of a lease asset and lease liability by lessees for all leases, other than leases with a term of 12 months or less if the short-term lease exclusion expedient is elected. The new guidance also requires new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. The new guidance requires a modified retrospective approach with optional practical expedients. The FASB provided entities with an additional transition method, which allows an entity to apply this guidance as of the beginning of the period of adoption instead of the beginning of the earliest comparative period presented in the entity’s financial statements. We adopted this guidance on April 1, 2019 using the additional transition method. We also elected certain practical expedients permitted under the transition guidance, including the package of practical expedients, which allowed us not to reassess lease classification for leases that commenced prior to the adoption date. In addition, we elected to exempt leases with an initial term of 12 months or less from balance sheet recognition and, for all classes of assets, combining non-lease components with lease components.

Upon adoption, we recorded operating lease liabilities of $53,043,000 and corresponding operating lease assets of $50,773,000. The difference between the operating lease assets and liabilities recognized on our consolidated balance sheet primarily related to accrued rent on existing leases that were offset against the operating lease asset upon adoption. There was an immaterial reclassification of non-lease components to finance lease assets and finance lease liabilities upon adoption due to our election to combine non-lease components with lease components. The adoption of the new guidance did not have any impact on our rent expense and consolidated statement of cash flows. However, we have material nonfunctional currency leases that could have a material impact on our consolidated statements of operations. As required for other monetary liabilities, lessees shall remeasure a foreign currency-denominated lease liability using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates, which are not affected by subsequent changes in the exchange rates. We recorded a gain of $502,000 in general and administrative expenses in connection with the remeasurement of foreign currency-denominated lease liabilities during the three months ended June 30, 2019. See Note 10 for additional discussion of the adoption of ASC 842 and the impact on our financial statements.

New Accounting Pronouncements Not Yet Adopted

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

Fair Value Measurements

In August 2018, the FASB issued guidance, which changes the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures. The standard is effective for financial statements issued for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2019, which was filed with the SEC on June 28, 2019.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based on this evaluation, our CEO, CFO and CAO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2019 as a result of the material weakness described in our Annual Report on Form 10-K and below.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in more detail in Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, we identified the following material weakness in internal control over financial reporting:

(1)
We did not perform a sufficient review of certain accounting policies and lacked oversight of the compliance with those policies, which resulted in inconsistent application, inadequate analysis and deficient documentation to support the financial statement presentation and disclosures over certain accounts, including inventory.

(2)	Our lack of sufficient technical accounting resources resulted in inadequate oversight of process level controls of one of our subsidiaries.

Management’s Remediation Efforts

We have designed and begun to implement several steps, as further described below, to remediate the material weakness described in this Item 4 and enhance our overall control environment.

1.
Management plans to hire and has hired additional finance and accounting personnel with the requisite experience and skill levels, supplemented by third-party technical accounting resources, sufficient to enable the proper and timely review of accounting analyses and memos in various technical areas.

2.
Management will continue to formalize the assessment and documentation of the Company’s accounting and financial reporting policies and procedures and enhance controls over the monitoring of compliance with those accounting policies and procedures.

3.
Management will enhance the accounting and internal control training program provided to staff of new and existing subsidiaries. Management will enhance its internal control processes to continuously monitor the subsidiaries’ compliance with and documentation of the Company’s accounting and financial reporting policies and procedures, including internal control over financial reporting.

4.	Management has enhanced and will continue to enhance the risk assessment process and design of internal control over financial reporting at its subsidiary.

The actions that we are taking are subject to ongoing review by our management, including our CEO, CFO and CAO, as well as Audit Committee oversight. Management expects the remediation plan to extend over multiple financial reporting periods throughout fiscal year 2020. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2020.

While the foregoing measures are intended to effectively remediate the material weakness described in this Item 4, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weakness, management may decide to take additional measures to address the material weakness or modify the remediation steps described above. Until the material weakness is remediated, we plan to continue to perform additional analyses and other procedures to help ensure that our consolidated financial statements are prepared in accordance with GAAP.

Inherent Limitations on Effectiveness of Controls

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

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal controls over financial reporting, as described above. Additionally, during the quarter ended June 30, 2019, the Company adopted a comprehensive new lease standard which superseded previous lease guidance and, as a result, changes were made to related business processes and control activities in order to monitor and maintain appropriate controls over financial reporting. Except as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our litigation matters that are presented in our Annual Report on Form 10-K for the year ended March 31, 2019, which was filed on June 28, 2019.

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed on June 28, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Limitation on Payment of Dividends and Share Repurchases

The Credit Facility permits the payment of up to $20,000,000 of dividends and share repurchases per fiscal year, subject to a minimum availability threshold and pro forma compliance with financial covenants.

Purchases of Equity Securities by the Issuer

Shares repurchased during the three months ended June 30, 2019 were as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 1 - April 30, 2019:
Open market and privately negotiated purchases	-	$-	-	$21,308,000
May 1 - May 31, 2019:
Open market and privately negotiated purchases	-	$-	-	21,308,000
June 1 - June 30, 2019:
Open market and privately negotiated purchases	-	$-	-	21,308,000
Total	0		0	$21,308,000

(1)
As of June 30, 2019, $15,692,000 of the $37,000,000 authorized share repurchase program had been utilized and $21,308,000 remained available to repurchase shares, subject to the limit in our Credit Facility. We retired the 675,561 shares repurchased under this program through June 30, 2019. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

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

MOTORCAR PARTS OF AMERICA, INC.

Dated: August 9, 2019	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: August 9, 2019	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer