Form 10-Q
period 2019-09-30
MOTORCAR PARTS AMERICA INC
filed 2019-11-12
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

There were 18,958,430 shares of Common Stock outstanding at November 5, 2019.

MOTORCAR PARTS OF AMERICA, INC.

MOTORCAR PARTS OF AMERICA, INC.

GLOSSARY

The following terms are frequently used in the text of this report and have the meanings indicated below.

“Used Core” — An automobile part which has previously been used in the operation of a vehicle. Generally, the Used Core is an original equipment (“OE”) automobile part installed by the vehicle manufacturer and subsequently removed for replacement. Used Cores contain salvageable parts which are an important raw material in the remanufacturing process. We obtain most Used Cores by providing credits to our customers for Used Cores returned to us under our core exchange program. Our customers receive these Used Cores from consumers who deliver a Used Core to obtain credit from our customers upon the purchase of a newly remanufactured automobile part. When sufficient Used Cores are not available from our customers, we purchase Used Cores from core brokers, who are in the business of buying and selling Used Cores. The Used Cores purchased from core brokers or returned to us by our customers under the core exchange program, and which have been physically received by us, are part of our raw material and work-in-process inventory. Used Cores returned by consumers to our customers but not yet returned to us are classified as contract assets until we physically receive these Used Cores.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2019	March 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$6,455,000	$9,911,000
Short-term investments	2,192,000	3,273,000
Accounts receivable — net	69,914,000	56,015,000
Inventory — net	250,667,000	233,726,000
Inventory unreturned	8,684,000	8,469,000
Contract assets (see Note 5)	19,471,000	22,183,000
Income tax receivable	10,205,000	10,009,000
Prepaid expenses and other current assets	8,846,000	9,296,000
Total current assets	376,434,000	352,882,000
Plant and equipment — net	40,723,000	35,151,000
Operating lease assets (see Note 9)	49,262,000	-
Long-term deferred income taxes	10,237,000	9,746,000
Long-term contract assets (see Note 5)	224,329,000	221,876,000
Goodwill	3,205,000	3,205,000
Intangible assets — net	7,493,000	8,431,000
Other assets	875,000	1,071,000
TOTAL ASSETS	$712,558,000	$632,362,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,307,000	$92,461,000
Accrued liabilities	14,318,000	14,604,000
Customer finished goods returns accrual	23,621,000	22,615,000
Contract liabilities (see Note 8)	24,064,000	30,599,000
Revolving loan	144,000,000	110,400,000
Other current liabilities	4,852,000	4,990,000
Operating lease liabilities (see Note 9)	4,487,000	-
Current portion of term loan	3,678,000	3,685,000
Total current liabilities	304,327,000	279,354,000
Term loan, less current portion	22,299,000	24,187,000
Long-term contract liabilities (see Note 8)	49,327,000	40,889,000
Long-term deferred income taxes	130,000	257,000
Long-term operating lease liabilities (see Note 9)	47,925,000	-
Other liabilities	7,205,000	7,920,000
Total liabilities	431,213,000	352,607,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 18,944,886 and 18,817,400 shares issued and outstanding at September 30, 2019 and March 31, 2019, respectively	189,000	188,000
Additional paid-in capital	216,430,000	215,047,000
Retained earnings	71,445,000	71,407,000
Accumulated other comprehensive loss	(6,719,000)	(6,887,000)
Total shareholders’ equity	281,345,000	279,755,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$712,558,000	$632,362,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Net sales	$150,374,000	$127,939,000	$259,522,000	$219,607,000
Cost of goods sold	113,801,000	102,228,000	205,366,000	177,544,000
Gross profit	36,573,000	25,711,000	54,156,000	42,063,000
Operating expenses:
General and administrative	14,285,000	8,997,000	26,285,000	21,088,000
Sales and marketing	5,448,000	4,537,000	10,367,000	8,929,000
Research and development	2,148,000	1,784,000	4,520,000	3,520,000
Total operating expenses	21,881,000	15,318,000	41,172,000	33,537,000
Operating income	14,692,000	10,393,000	12,984,000	8,526,000
Interest expense, net	6,523,000	5,699,000	12,696,000	10,774,000
Income (loss) before income tax expense (benefit)	8,169,000	4,694,000	288,000	(2,248,000)
Income tax expense (benefit)	1,980,000	1,181,000	250,000	(266,000)

Net income (loss)	$6,189,000	$3,513,000	$38,000	$(1,982,000)
Basic net income (loss) per share	$0.33	$0.19	$0.00	$(0.10)
Diluted net income (loss) per share	$0.32	$0.18	$0.00	$(0.10)
Weighted average number of shares outstanding:
Basic	18,903,182	18,878,674	18,862,901	18,887,214
Diluted	19,217,327	19,319,465	19,246,599	18,887,214

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Net income (loss)	$6,189,000	$3,513,000	$38,000	$(1,982,000)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(431,000)	(2,000)	168,000	(717,000)
Total other comprehensive (loss) income, net of tax	(431,000)	(2,000)	168,000	(717,000)
Comprehensive income (loss)	$5,758,000	$3,511,000	$206,000	$(2,699,000)

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31, 2019	18,817,400	$188,000	$215,047,000	$71,407,000	$(6,887,000)	$279,755,000
Compensation recognized under employee stock plans	-	-	988,000	-	-	988,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	36,872	1,000	(363,000)	-	-	(362,000)
Foreign currency translation	-	-	-	-	599,000	599,000
Net loss	-	-	-	(6,151,000)	-	(6,151,000)
Balance at June 30, 2019	18,854,272	$189,000	$215,672,000	$65,256,000	$(6,288,000)	$274,829,000
Compensation recognized under employee stock plans	-	-	1,053,000	-	-	1,053,000
Exercise of stock options	52,800	-	405,000	-	-	405,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	37,814	-	(700,000)	-	-	(700,000)
Foreign currency translation	-	-	-	-	(431,000)	(431,000)
Net income	-	-	-	6,189,000	-	6,189,000
Balance at September 30, 2019	18,944,886	$189,000	$216,430,000	$71,445,000	$(6,719,000)	$281,345,000

	Common Stock
	Shares	Amount	Additional Paid-in Capital Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31, 2018	18,893,102	$189,000	$213,609,000	$78,510,000	$(5,428,000)	$286,880,000
Cumulative-effect adjustment for the adoption of ASU 2016-01	-	-	-	746,000	(746,000)	-
Balance at April 1, 2018	18,893,102	$189,000	$213,609,000	$79,256,000	$(6,174,000)	$286,880,000
Compensation recognized under employee stock plans	-	-	941,000	-	-	941,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	23,006	-	(192,000)	-	-	(192,000)
Foreign currency translation	-	-	-	-	(715,000)	(715,000)
Net loss	-	-	-	(5,495,000)	-	(5,495,000)
Balance at June 30, 2018	18,916,108	$189,000	$214,358,000	$73,761,000	$(6,889,000)	$281,419,000
Compensation recognized under employee stock plans	-	-	1,180,000	-	-	1,180,000
Exercise of stock options	39,032	1,000	243,000	-	-	244,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	8,152	-	(128,000)	-	-	(128,000)
Repurchase and cancellation of treasury stock, including fees	(163,815)	(2,000)	(4,060,000)	-	-	(4,062,000)
Foreign currency translation	-	-	-	-	(2,000)	(2,000)
Net income	-	-	-	3,513,000	-	3,513,000
Balance at September 30, 2018	18,799,477	$188,000	$211,593,000	$77,274,000	$(6,891,000)	$282,164,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$38,000	$(1,982,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,631,000	2,834,000
Amortization of intangible assets	988,000	384,000
Amortization and write-off of debt issuance costs	383,000	647,000
Amortization of interest on contract liabilities, net	478,000	513,000
Noncash lease expense	2,431,000	-
Loss due to the change in the fair value of the contingent consideration	123,000	-
Loss due to the remeasurement of lease liabilities	637,000	-
Gain on short-term investments	(136,000)	(180,000)
Net provision for inventory reserves	6,656,000	5,285,000
Net provision for customer payment discrepancies	721,000	274,000
Net provision for doubtful accounts	106,000	206,000
Deferred income taxes	(638,000)	(667,000)
Share-based compensation expense	2,041,000	2,121,000
Loss on disposal of plant and equipment	3,000	11,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(14,672,000)	6,598,000
Inventory	(23,254,000)	(32,380,000)
Inventory unreturned	(215,000)	(1,592,000)
Income tax receivable	(200,000)	(3,595,000)
Prepaid expenses and other current assets	506,000	(658,000)
Other assets	182,000	(79,000)
Accounts payable and accrued liabilities	(6,600,000)	17,840,000
Customer finished goods returns accrual	1,005,000	2,156,000
Contract assets, net	261,000	(8,773,000)
Contract liabilities, net	1,405,000	2,724,000
Operating lease liabilities	(2,107,000)	-
Other liabilities	(509,000)	1,904,000
Net cash used in operating activities	(26,736,000)	(6,409,000)
Cash flows from investing activities:
Purchase of plant and equipment	(6,943,000)	(5,259,000)
Proceeds from sale of plant and equipment	26,000	-
Change in short-term investments	1,216,000	(222,000)
Net cash used in investing activities	(5,701,000)	(5,481,000)
Cash flows from financing activities:
Borrowings under revolving loan	42,000,000	35,200,000
Repayments of revolving loan	(8,400,000)	(36,294,000)
Borrowings under term loan	-	13,594,000
Repayments of term loan	(1,875,000)	(782,000)
Payments for debt issuance costs	(901,000)	(1,757,000)
Payments on finance lease obligations	(1,108,000)	(711,000)
Exercise of stock options	405,000	244,000
Cash used to net share settle equity awards	(1,062,000)	(320,000)
Repurchase of common stock, including fees	-	(4,062,000)
Net cash provided by financing activities	29,059,000	5,112,000
Effect of exchange rate changes on cash and cash equivalents	(78,000)	(96,000)
Net decrease in cash and cash equivalents	(3,456,000)	(6,874,000)
Cash and cash equivalents — Beginning of period	9,911,000	13,049,000
Cash and cash equivalents — End of period	$6,455,000	$6,175,000
Supplemental disclosures of cash flow information:
Cash paid for interest, net	$11,859,000	$9,534,000
Cash paid for income taxes, net of refunds	-	3,263,000
Cash paid for operating leases	3,538,000	-
Cash paid for finance leases	1,249,000	-
Plant and equipment acquired under finance leases	2,308,000	$-
Assets acquired under operating leases	1,497,000	-

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2019
(Unaudited)

1.	Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading supplier of automotive aftermarket non-discretionary replacement parts and diagnostic equipment. These replacement parts are primarily sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s diagnostic equipment primarily serves the global automotive component and powertrain testing market. The Company’s products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake master cylinders, (iv) brake calipers (introduced in August 2019), and (v) other products. Other products include: (i) turbochargers, (ii) brake power boosters, (iii) diagnostics systems, (iv)advanced power emulators (AC and DC), and (v) custom power electronic products.

The Company primarily ships its products from its facilities and various third party warehouse distribution centers in North America.

Pursuant to the guidance provided under the Financial Accounting Statement Board (“FASB”) Accounting Standards Codification (“ASC”) for segment reporting, the Company has identified its chief operating decision maker (“CODM”), reviewed the documents used by the CODM, and understands how such documents are used by the CODM to make financial and operating decisions. The Company has determined through this review process that its business comprises three separate operating segments.  Two of the operating segments meet all of the aggregation criteria, and are aggregated. The remaining operating segment does not meet the quantitative thresholds for individual disclosure. Since this immaterial operating segment meets the aggregation criteria of ASC 280, the Company has combined its operating segments into one reportable segment.

In January 2019, the Company completed the acquisition of all the equity interests of Dixie Electric, Ltd (“Dixie”). During the three months ended September 30, 2019, the Company finalized the purchase price allocation of Dixie without any material adjustments.

2.	Basis of Presentation and New Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2019, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 28, 2019.

The accompanying condensed consolidated financial statements have been prepared on a consistent basis with, and there have been no material changes to, except as noted below, the accounting policies described in Note 3, Summary of Significant Accounting Policies, to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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

Upon adoption, the Company recorded operating lease liabilities of $53,043,000 and corresponding operating lease assets of $50,773,000. The difference between the operating lease assets and liabilities recognized on the Company’s condensed consolidated balance sheets primarily related to accrued rent on existing leases that were offset against the operating lease asset upon adoption. There was an immaterial reclassification of non-lease components to finance lease assets and finance lease liabilities upon adoption due to the Company’s election to combine non-lease components with lease components. The adoption of the new guidance did not have any impact on the Company’s rent expense and condensed consolidated statement of cash flows. However, the Company has material nonfunctional currency leases that could have a material impact on the Company’s condensed consolidated statements of operations. As required for other monetary liabilities, lessees shall remeasure a foreign currency-denominated lease liability using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates, which are not affected by subsequent changes in the exchange rates. The Company recorded losses of $1,139,000 and $637,000 in general and administrative expenses in connection with the remeasurement of foreign currency-denominated lease liabilities during the three and six months ended September 30, 2019, respectively. See Note 9 for additional discussion of the adoption of ASC 842 and the impact on the Company’s financial statements.

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

Accounts receivable — net is comprised of the following:

	September 30, 2019	March 31, 2019
Accounts receivable — trade	$86,974,000	$75,847,000
Allowance for bad debts	(4,187,000)	(4,100,000)
Customer payment discrepancies	(1,169,000)	(854,000)
Customer returns RGA issued	(11,704,000)	(14,878,000)
Less: total accounts receivable offset accounts	(17,060,000)	(19,832,000)
Total accounts receivable — net	$69,914,000	$56,015,000

4.	Inventory

Inventory–net is comprised of the following:

	September 30, 2019	March 31, 2019
Inventory - net
Raw materials	$104,180,000	$95,757,000
Work-in-process	4,720,000	3,502,000
Finished goods	154,901,000	146,366,000
	263,801,000	245,625,000
Less allowance for excess and obsolete inventory	(13,134,000)	(11,899,000)
Total inventory - net	$250,667,000	$233,726,000
Inventory unreturned	$8,684,000	$8,469,000

5.	Contract Assets

Contract assets are comprised of the following:

	September 30, 2019	March 31, 2019
Short-term contract assets
Cores expected to be returned by customers	$11,776,000	$14,671,000
Upfront payments to customers	3,312,000	3,101,000
Core premiums paid to customers	4,383,000	4,411,000
Total short-term contract assets	$19,471,000	$22,183,000

Long-term contract assets
Remanufactured cores held at customers’ locations	$203,024,000	$196,914,000
Upfront payments to customers	1,234,000	2,775,000
Core premiums paid to customers	14,502,000	16,618,000
Long-term core inventory deposits	5,569,000	5,569,000
Total long-term contract assets	$224,329,000	$221,876,000

6.	Significant Customer and Other Information

Significant Customer Concentrations

The largest customers accounted for the following total percentage of net sales:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net sales
Customer A	41%	39%	40%	38%
Customer B	20%	26%	21%	24%
Customer C	23%	20%	22%	22%

The largest customers accounted for the following total percentage of accounts receivable – trade:

	September 30, 2019	March 31, 2019
Accounts receivable - trade
Customer A	33%	34%
Customer B	15%	18%
Customer C	23%	16%

Geographic and Product Information

The Company’s products are predominantly sold in the U.S. and accounted for the following total percentage of net sales:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Rotating electrical products	77%	80%	76%	79%
Wheel hub products	15%	14%	16%	16%
Brake caliper products	3%	-%	2%	-%
Brake master cylinders products	1%	2%	2%	2%
Other products	4%	4%	4%	3%
	100%	100%	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three and six months ended September 30, 2019 and 2018.

7.	Debt

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

In June 2019, the Company entered into a second amendment to the Credit Facility (the “Second Amendment”). The Second Amendment, among other things, (i) increased the total size of the Revolving Facility to $238,620,000, (ii) modified the fixed charge coverage ratio financial covenant, (iii) modified the definition of “Consolidated EBITDA”, (iv) modified the borrowing base definition to, among other things, include brake-related products as eligible inventory, (v) increased the letter of credit sublimit to $20,000,000, (vi) increased the Canadian revolving sublimit and swing line sublimit to $24,000,000, (vii) increased the swing line sublimit to $23,862,000, (viii) permitted up to $5,000,000 of sale and lease back transactions per fiscal year, (ix) increased the permitted amount of certain capital expenditures, (x) increased the permitted amount of operating lease obligations per fiscal year, and (xi) increased certain other covenant-related baskets. The Company capitalized $901,000 of new debt issuance costs in connection with the Second Amendment, which is included in prepaid and other current assets in the condensed consolidated balance sheet at September 30, 2019.

The Term Loans require quarterly principal payments of $937,500 beginning October 1, 2018. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Term Loans and Revolving Facility was 4.86% and 4.84%, at September 30, 2019, respectively, and 5.24% at March 31, 2019.

The Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants at September 30, 2019.

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

The following summarizes information about the Term Loans at:

	September 30, 2019	March 31, 2019
Principal amount of term loan	$26,250,000	$28,125,000
Unamortized financing fees	(273,000)	(253,000)
Net carrying amount of term loan	25,977,000	27,872,000
Less current portion of term loan	(3,678,000)	(3,685,000)
Long-term portion of term loan	$22,299,000	$24,187,000

Future repayments of the Term Loans are as follows:

Year Ending March 31,
2020 - remaining six months	$1,875,000
2021	3,750,000
2022	3,750,000
2023	3,750,000
2024	13,125,000
Total payments	$26,250,000

The Company had $144,000,000 and $110,400,000 outstanding under the Revolving Facility at September 30, 2019 and March 31, 2019, respectively. In addition, $4,039,000 was outstanding for letters of credit at September 30, 2019. At September 30, 2019, after certain contractual adjustments, $74,029,000 was available under the Revolving Facility.

8.	Contract Liabilities

Contract liabilities are comprised of the following:

	September 30, 2019	March 31, 2019
Short-term contract liabilities
Customer allowances earned	$10,365,000	$12,755,000
Customer core returns accruals	3,973,000	3,933,000
Customer deposits	1,377,000	2,674,000
Accrued core payment, net	8,349,000	11,237,000
Total short-term contract liabilities	$24,064,000	$30,599,000

Long-term contract liabilities
Customer core returns accruals	$38,841,000	$25,722,000
Accrued core payment, net	10,486,000	15,167,000
Total long-term contract liabilities	$49,327,000	$40,889,000

9.	Leases

The Company leases various facilities in North America and Asia under operating leases expiring through December 2032. The Company has two non-cancellable lease agreements for two buildings in Mexico which were executed, but had not commenced as of September 30, 2019, and accordingly were not included in the operating lease assets and operating lease liabilities as of September 30, 2019. Total commitments for the 15-year lease terms of these agreements is $25,542,000.The Company also has finance leases for certain office and manufacturing equipment, which generally range from three to five years.

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

Balance sheet information for leases is as follows:

		September 30, 2019
Leases	Classification
Assets:
Operating	Operating lease assets	$49,262,000
Finance	Plant and equipment	7,079,000
Total leased assets		$56,341,000

Liabilities:
Current
Operating	Operating lease liabilities	$4,487,000
Finance	Other current liabilities	2,036,000
Long-term
Operating	Long-term operating lease liabilities	47,925,000
Finance	Other liabilities	4,149,000
Total lease liabilities		$58,597,000

Lease cost recognized in the condensed consolidated statement of operations is as follows:

	Three Months Ended September 30,	Six Months Ended September 30,
	2019	2019
Lease cost
Operating lease cost	$1,987,000	$3,885,000
Short-term lease cost	295,000	698,000
Variable lease cost	157,000	287,000
Finance lease cost:
Amortization of finance lease assets	372,000	730,000
Interest on finance lease liabilities	73,000	141,000
Total lease cost	$2,884,000	$5,741,000

Maturities of lease commitments at September 30, 2019 were as follows:

Maturity of lease liabilities	Operating Leases	Finance Leases	Total
2020 - remaining six months	$3,799,000	$1,172,000	$4,971,000
2021	6,957,000	2,074,000	9,031,000
2022	6,168,000	1,740,000	7,908,000
2023	4,968,000	1,131,000	6,099,000
2024	4,866,000	472,000	5,338,000
Thereafter	47,268,000	113,000	47,381,000
Total lease payments	74,026,000	6,702,000	80,728,000
Less amount representing interest	(21,614,000)	(517,000)	(22,131,000)
Present value of lease liabilities	$52,412,000	$6,185,000	$58,597,000

Other information about leases is as follows:

Six Months Ended September 30, 2019
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	3.4
Operating leases	12.0
Weighted-average discount rate:
Finance leases	4.8%
Operating leases	5.6%

10.	Accounts Receivable Discount Programs

The Company uses receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allow the Company to accelerate receipt of payment on customers’ receivables.

The following is a summary of accounts receivable discount programs:

	Six Months Ended September 30,
	2019	2018
Receivables discounted	$205,882,000	$191,849,000
Weighted average days	346	338
Annualized weighted average discount rate	3.6%	4.1%
Amount of discount recognized as interest expense	$7,196,000	$7,441,000

11.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock to the extent the effect is not anti-dilutive.

The following presents a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Net income (loss)	$6,189,000	$3,513,000	$38,000	$(1,982,000)
Basic shares	18,903,182	18,878,674	18,862,901	18,887,214
Effect of potentially dilutive securities	314,145	440,791	383,698	-
Diluted shares	19,217,327	19,319,465	19,246,599	18,887,214
Net income (loss) per share:

Basic net income (loss) per share	$0.33	$0.19	$0.00	$(0.10)

Diluted net income (loss) per share	$0.32	$0.18	$0.00	$(0.10)

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net income (loss) per share. For the three months ended September 30, 2019 and 2018, there were 1,221,744 and 746,094, respectively, of potential common shares not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive. For the six months ended September 30, 2019 and 2018, there were 1,166,432 and 1,504,794, respectively, of potential common shares not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive.

12.	Income Taxes

The Company recorded an income tax expense of $1,980,000, or an effective tax rate of 24.2%, and $1,181,000, or an effective tax rate of 25.2%, for the three months ended September 30, 2019 and 2018, respectively. The Company recorded an income tax expense of $250,000, or an effective tax rate of 86.8%, and an income tax benefit of $266,000, or an effective tax rate of 11.8%, for the six months ended September 30, 2019 and 2018, respectively. The effective tax rates for the six months ended September 30, 2019, were impacted by valuation allowances recorded in connection with the Company’s July 2017 and January 2019 acquisitions. The effective tax rate is based on current projections and any changes in future periods could result in an effective tax rate that is materially different from the current estimate.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $36,791,000 and $32,524,000 at September 30, 2019 and March 31, 2019, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following shows the effect of derivative instruments on the condensed consolidated statements of operations:

Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized within General and Administrative Expenses
	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Forward foreign currency exchange contracts	$(663,000)	$1,898,000	$(628,000)	$(768,000)

The fair value of the forward foreign currency exchange contracts of $421,000 is included in other current liabilities in the condensed consolidated balance sheet at September 30, 2019. The fair value of the forward foreign currency exchange contracts of $207,000 is included in prepaid and other current assets in the condensed consolidated balance sheet at March 31, 2019, respectively. The changes in the fair values of forward foreign currency exchange contracts are included in other liabilities in the condensed consolidated statements of cash flows for the six months ended September 30, 2019 and 2018.

14.	Fair Value Measurements

The following summarizes financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	September 30, 2019				March 31, 2019
	Fair Value	Fair Value Measurements Using Inputs Considered as			Fair Value	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$2,192,000	$2,192,000	-	-	$3,273,000	$3,273,000	-	-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	-	-	-	-	207,000	-	$207,000	-

Liabilities
Accrued liabilities
Short-term contingent consideration	2,721,000	-	-	$2,721,000	2,816,000	-	-	$2,816,000
Other current liabilities
Deferred compensation	2,192,000	2,192,000	-	-	3,273,000	3,273,000	-	-
Forward foreign currency exchange contracts	421,000	-	$421,000	-	-	-	-	-
Other liabilities
Long-term contingent consideration	2,130,000	-	-	2,130,000	1,905,000	-	-	1,905,000

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

Forward Foreign Currency Exchange Contracts

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers (See Note 13).

Contingent Consideration

In December 2018, the Company completed the acquisition of certain assets and assumption of certain liabilities from Mechanical Power Conversion, LLC (“E&M”). In connection with this acquisition, the Company is contingently obligated to make additional payments to the former owners of E&M up to an aggregate of $5,200,000 over the next three years.

In January 2019, the Company completed the acquisition of all the equity interests of Dixie. In connection with this acquisition, the Company is contingently obligated to make additional payments to the former owners of Dixie up to $1,130,000 over the next two years.

The Company’s contingent consideration is recorded in accrued expenses and other liabilities in its condensed consolidated balance sheets at September 30, 2019 and March 31, 2019, and is a Level 3 liability measured at fair value.

E&M Research and Development (“R&D”) Event Milestone

The fair value of the two-year R&D event milestone based on technology development and transfer was $2,270,000 at September 30, 2019 determined using a probability weighted method with the following assumptions commensurate with the term of the contingent consideration: (i) a risk-free interest rate ranging from 1.71% to 1.88%, (ii) counter party risk discount rate ranging from 5.71% to 5.88%, and (iii) total probability of 90% to 100%. Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

E&M Gross Profit Earn-out Consideration

The fair value of the three-year gross profit earn-out consideration was $1,950,000 at September 30, 2019 determined using a Monte Carlo Simulation Model. Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

The assumptions used to determine the fair value is as follows:

September 30, 2019
Risk free interest rate	1.61%
Counter party rate	5.61%
Expected volatility	28.00%
Weighted average cost of capital	15.50%

Dixie Revenue Earn-out Consideration

The fair value of the two-year revenue earn-out consideration was $631,000 at September 30, 2019 determined using a Monte Carlo Simulation Model.

The assumptions used to determine the fair value is as follows:

September 30, 2019
Risk free interest rate	1.72%
Counter party rate	4.00%
Revenue volatility	8.00%
Revenue discount rate	5.00%
Weighted average cost of capital	13.90%

Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

The following table summarizes the activity for financial assets and liabilities utilizing Level 3 fair value measurements:

	Contingent Consideration
	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Beginning balance	$4,970,000	$4,721,000
Changes in revaluations of contingent consideration included in earnings	(119,000)	130,000
Ending balance	$4,851,000	$4,851,000

During the three and six months ended September 30, 2019, the Company had no other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

15.	Share-based Payments

Stock Options

The Company granted options to purchase 300,039 and 245,400 shares of common stock during the six months ended September 30, 2019 and 2018, respectively. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The following assumptions were used to derive the weighted average fair value of the stock options granted:

	Six Months Ended September 30,
	2019	2018
Weighted average risk free interest rate	1.77%	2.82%
Weighted average expected holding period (years)	5.70	5.94
Weighted average expected volatility	42.51%	43.98%
Weighted average expected dividend yield	-	-
Weighted average fair value of options granted	$8.28	$8.71

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2019	1,337,165	$17.58
Granted	300,039	$19.75
Exercised	(52,800)	$7.67
Forfeited	(5,171)	$20.62
Outstanding at September 30, 2019	1,579,233	$18.31

At September 30, 2019, options to purchase 522,677 shares of common stock were unvested at the weighted average exercise price of $20.37.

At September 30, 2019, there was $4,037,000 of total unrecognized compensation expense related to unvested stock option awards. Compensation expense related to unvested stock option awards will be recognized over a weighted average vesting period of approximately 2.2 years.

Restricted Stock Units and Restricted Stock (collectively “RSUs”)

During the six months ended September 30, 2019 and 2018, the Company granted 79,851 and 78,400 shares of RSUs with an estimated grant date fair value of $1,591,000 and $1,490,000, respectively, which was based on the closing market price on the grant date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2019	243,134	$21.75
Granted	79,851	$19.93
Vested	(133,488)	$21.11
Forfeited	(1,101)	$21.40
Outstanding at September 30, 2019	188,396	$21.44

At September 30, 2019, there was $3,175,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 2.1 years.

16.	Accumulated Other Comprehensive Loss

The following summarizes changes in accumulated other comprehensive loss:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total
Balance at June 30, 2019 and 2018	$-	$(6,288,000)	$(6,288,000)	$-	$(6,889,000)	$(6,889,000)
Other comprehensive loss, net of tax	-	(431,000)	(431,000)	-	(2,000)	(2,000)
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	-	-	-	-	-
Balance at September 30, 2019 and 2018	$-	$(6,719,000)	$(6,719,000)	$-	$(6,891,000)	$(6,891,000)

	Six Months Ended September 30, 2019			Six Months Ended September 30, 2018
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total
Balance at March 31, 2019 and 2018	$-	$(6,887,000)	$(6,887,000)	$746,000	$(6,174,000)	$(5,428,000)
Cumulative-effect adjustment	-	-	-	(746,000)	-	(746,000)
Balance at April 1, 2019 and 2018	-	(6,887,000)	(6,887,000)	-	(6,174,000)	(6,174,000)
Other comprehensive income (loss), net of tax	-	168,000	168,000	-	(717,000)	(717,000)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	-	-	-	-	-	-
Balance at September 30, 2019 and 2018	$-	$(6,719,000)	$(6,719,000)	$-	$(6,891,000)	$(6,891,000)

17.	Commitments and Contingencies

Warranty Returns

The Company allows its customers to return goods that their consumers have returned to them, whether or not the returned item is defective (“warranty returns”). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales.

The following summarizes the changes in the warranty return accrual:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$15,818,000	$14,543,000	$19,475,000	$16,646,000
Charged to expense/additions	32,531,000	30,860,000	55,716,000	54,753,000
Amounts processed	(31,774,000)	(28,993,000)	(58,616,000)	(54,989,000)
Balance at end of period	$16,575,000	$16,410,000	$16,575,000	$16,410,000

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

Management Overview

We have been focused on implementing a multi-pronged platform for growth within the non-discretionary automotive aftermarket for replacement parts, through organic growth and acquisitions. Our investments in infrastructure and human resources, including the consolidation of our distribution in Mexico and the significant expansion of manufacturing capacity, are expected to be transformative and scalable. We have incurred and are continuing to incur expenses related to this transition.

In addition, we are expanding our position within the diagnostic testing industry with applications for internal combustion engines, electric vehicles, and applications for the aerospace industry.

New products introduced through our growth strategies noted above include: (i) turbochargers through an acquisition in July 2016; (ii) brake power boosters in August 2016; (iii) the design and manufacture of diagnostics systems for alternators, starters, belt-start generators (stop start and hybrid technology), and electric power trains for electric vehicles through an acquisition in July 2017; (iv) the design and manufacture of advanced power emulators (AC and DC) and custom power electronic products for the automotive and aerospace industries through an acquisition in December 2018; and (v) alternators and starters for medium truck, farm, and marine applications through an acquisition in January 2019. In addition, we expanded our automotive aftermarket brake product offerings with the introduction of brake calipers in August 2019.

Our products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake master cylinders, (iv) brake calipers (introduced in August 2019), and (v) other products. Other products include: (i) turbochargers, (ii) brake power boosters, (iii) diagnostics systems, (iv) advanced power emulators (AC and DC), and (v) custom power electronic products.

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for segment reporting, we have identified our chief operating decision maker (“CODM”), reviewed the documents used by the CODM, and understand how such documents are used by the CODM to make financial and operating decisions. We have determined through this review process that due to recent acquisitions, our business comprises three separate operating segments.  Two of the operating segments meet all of the aggregation criteria, and are aggregated. The remaining operating segment does not meet the quantitative thresholds for individual disclosure. Since this immaterial operating segment meets the aggregation criteria of ASC 280, we have combined our operating segments into one reportable segment.

Results of Operations for the Three Months Ended September 30, 2019 and 2018

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Three Months Ended September 30,
	2019	2018
Gross profit percentage	24.3%	20.1%
Cash flow used in operations	$(8,357,000)	$(5,485,000)
Finished goods turnover (annualized) (1)	2.8	3.9

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending finished goods inventory values, which includes all on-hand core inventory, for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended September 30,
	2019	2018
Net sales	$150,374,000	$127,939,000
Cost of goods sold	113,801,000	102,228,000
Gross profit	36,573,000	25,711,000
Gross profit percentage	24.3%	20.1%

Net Sales. Our net sales for the three months ended September 30, 2019 increased by $22,435,000, or 17.5%, to $150,374,000 compared to net sales for the three months ended September 30, 2018 of $127,939,000, reflecting continued growth for our rotating electrical and wheel hub products. In August 2019, we expanded our automotive aftermarket brake product offerings with the introduction of brake calipers, which contributed net sales of $4,572,000 during the second quarter. In addition, our net sales were positively impacted by $5,893,000 in connection with acquisitions completed during the latter part of fiscal 2019.

Gross Profit. Our gross profit was $36,573,000, or 24.3% of net sales for the three months ended September 30, 2019 compared to $25,711,000, or 20.1% of net sales for the three months ended September 30, 2018.  The gross profit was impacted by a non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value. These quarterly revaluations resulted in a write-down of $2,908,000, which impacted gross margin by 1.9%, compared with $6,221,000, which impacted gross margin by 4.9%, for the three months ended September 30, 2019 and 2018, respectively.

Our gross profit for the three months ended September 30, 2019 and 2018 was further impacted by (i) transition expenses in connection with the expansion of our operations into Mexico of $2,327,000 and $1,833,000, respectively, (ii) amortization of core buy-back premiums paid to customers related to new business of $1,109,000 and $1,015,000, respectively, (iii) customer allowances related to new business of $242,000 and $1,198,000, respectively. In addition, gross profit for the three months ended September 30, 2019 was impacted by cost recovery of $293,000 in connection with the cancellation of a customer contract.

Operating Expenses

The following summarizes operating expenses:

	Three Months Ended September 30,
	2019	2018
General and administrative	$14,285,000	$8,997,000
Sales and marketing	5,448,000	4,537,000
Research and development	2,148,000	1,784,000
Percent of net sales
General and administrative	9.5%	7.0%
Sales and marketing	3.6%	3.5%
Research and development	1.4%	1.4%

General and Administrative. Our general and administrative expenses for the three months ended September 30, 2019 were $14,285,000, which represents an increase of $5,288,000, or 58.8%, from general and administrative expenses for the three months ended September 30, 2018 of $8,997,000. This increase was due to (i) a non-cash $663,000 loss compared with a non-cash gain of $1,898,000 recorded due to the change in the fair value of the forward foreign currency exchange contracts during the three months ended September 30, 2019 and 2018, respectively, (ii) a non-cash loss of $1,139,000 due to the remeasurement of foreign currency-denominated lease liabilities, (iii) $565,000 of general and administrative expenses attributable to our fiscal 2019 acquisitions, (iv) $489,000 of expense in connection with our internal controls remediation efforts, and (v) $219,000 of increased amortization of intangible assets in connection with our fiscal 2019 acquisitions.

Sales and Marketing. Our sales and marketing expenses for the three months September 30, 2019 increased $911,000, or 20.1%, to $5,448,000 from $4,537,000 for the three months ended September 30, 2018 primarily due to $632,000 of sales and marketing expenses attributable to our fiscal 2019 acquisitions and $281,000 for personnel to support our growth initiatives.

Research and Development. Our research and development expenses increased by $364,000, or 20.4%, to $2,148,000 for the three months ended September 30, 2019 from $1,784,000 for the three months ended September 30, 2018. The increase was due primarily to $238,000 of research and development expenses attributable to our fiscal 2019 acquisitions and $123,000 for personnel to support our growth initiatives.

Interest Expense

Interest Expense, net. Our interest expense, net for the three months ended September 30, 2019 increased $824,000, or 14.5%, to $6,523,000 from $5,699,000 for the three months ended September 30, 2018. The increase in interest expense was due primarily to increased average outstanding borrowings in connection with our growth initiatives. This increase was partially offset by a decrease in the weighted average discount rate from our accounts receivable discount programs.

Provision for Income Taxes

Income Tax. We recorded an income tax expense of $1,980,000, or an effective tax rate of 24.2%, and $1,181,000, or an effective tax rate of 25.2%, for the three months ended September 30, 2019 and 2018, respectively. The effective tax rate is based on current projections and any changes in future periods could result in an effective tax rate that is materially different from the current estimate.

Results of Operations for the Six Months Ended September 30, 2019 and 2018

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Six Months Ended September 30,
	2019	2018
Gross profit percentage	20.9%	19.2%
Cash flow used in operations	$(26,736,000)	$(6,409,000)
Finished goods turnover (annualized) (1)	2.7	3.7

(1)
Annualized finished goods turnover for the fiscal period is calculated by multiplying cost of goods sold for the period by 2 and dividing the result by the average between beginning and ending finished goods inventory values, which includes all on-hand core inventory, for the fiscal period. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Six Months Ended September 30,
	2019	2018
Net sales	$259,522,000	$219,607,000
Cost of goods sold	205,366,000	177,544,000
Gross profit	54,156,000	42,063,000
Gross profit percentage	20.9%	19.2%

Net Sales. Our net sales for the six months ended September 30, 2019 increased by $39,915,000, or 18.2%, to $259,522,000 compared to net sales for the six months ended September 30, 2018 of $219,607,000, reflecting continued growth across all of our product lines. In addition, our net sales for the six months ended September 30, 2019 were positively impacted by (i) $11,151,000 in connection with acquisitions completed during the latter part of fiscal 2019 and (ii) our expansion of automotive aftermarket brake product offerings with the introduction of brake calipers in August 2019, which contributed net sales of $4,572,000.

Gross Profit. Our gross profit was $54,156,000, or 20.9% of net sales for the six months ended September 30, 2019 compared to $42,063,000, or 19.2% of net sales for the six months ended September 30, 2018.  The gross profit was impacted by a non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value. These quarterly revaluations resulted in a write-down of $7,472,000, which impacted gross margin by 2.9%, compared with $8,847,000, which impacted gross margin by 4.0%, for the six months ended September 30, 2019 and 2018, respectively.

Our gross profit for the six months ended September 30, 2019 and 2018 was further impacted by (i) transition expenses in connection with the expansion of our operations into Mexico of $3,681,000 and $3,588,000, respectively, (ii) amortization of core buy-back premiums paid to customers related to new business of $2,217,000 and $1,982,000, respectively, and (iii) customer allowances related to new business of $342,000 and $2,373,000, respectively. In addition, gross profit for the six months ended September 30, 2019 was impacted by (i) net tariff costs of $1,067,000 paid for products sold before price increases were effective and (ii) cost of $133,000 in connection with the cancellation of a customer contract.

Operating Expenses

The following summarizes operating expenses:

	Six Months Ended September 30,
	2019	2018

General and administrative	$26,285,000	$21,088,000
Sales and marketing	10,367,000	8,929,000
Research and development	4,520,000	3,520,000
Percent of net sales
General and administrative	10.1%	9.6%
Sales and marketing	4.0%	4.1%
Research and development	1.7%	1.6%

General and Administrative. Our general and administrative expenses for the six months ended September 30, 2019 were $26,285,000, which represents an increase of $5,197,000, or 24.6%, from general and administrative expenses for the six months ended September 30, 2018 of $21,088,000. This increase was due to (i) $1,348,000 of general and administrative expenses attributable to our fiscal 2019 acquisitions, (ii) $1,278,000 of increased professional services, (iii) a non-cash loss of $637,000 due to the remeasurement of foreign currency-denominated lease liabilities, (iv) $604,000 of increased amortization of intangible assets in connection with our fiscal 2019 acquisitions, (v) $489,000 of expense in connection with our internal control remediation efforts, (vi) $381,000 for personnel to support our growth initiatives, and (vii) $278,000 of increased general and administrative expenses at our offshore locations to support our growth initiatives.

Sales and Marketing. Our sales and marketing expenses for the six months ended September 30, 2019 increased $1,438,000, or 16.1%, to $10,367,000 from $8,929,000 for the six months ended September 30, 2018. This increase was due primarily to (i) $1,252,000 of sales and marketing expenses attributable to our fiscal 2019 acquisitions, (ii) $422,000 for personnel to support our growth initiatives, and (iii) $239,000 of increased commissions. These increases were partially offset by $280,000 of decreased trade shows expenses and $146,000 of decreased marketing expense in connection with new business.

Research and Development. Our research and development expenses increased by $1,000,000, or 28.4%, to $4,520,000 for the six months ended September 30, 2019 from $3,520,000 for the six months ended September 30, 2018. The increase was due primarily to (i) $490,000 for personnel to support our growth initiatives, (ii) $450,000 of research and development expenses attributable to our fiscal 2019 acquisitions, and (iii) $68,000 of increased outside services to support our growth initiatives.

Interest Expense

Interest Expense, net. Our interest expense, net for the six months ended September 30, 2019 increased $1,922,000, or 17.8%, to $12,696,000 from $10,774,000 for the six months ended September 30, 2018. The increase in interest expense was due primarily to increased average outstanding borrowings in connection with our growth initiatives and as we build our inventory levels to support anticipated higher sales. This increase was partially offset by a decrease in the weighted average discount rate from our accounts receivable discount programs.

Provision for Income Taxes

Income Tax. We recorded an income tax expense of $250,000, or an effective tax rate of 86.8%, and an income tax benefit of $266,000, or an effective tax rate of 11.8%, for the six months ended September 30, 2019 and 2018, respectively. The effective tax rates were impacted by valuation allowances recorded in connection with our July 2017 and January 2019 acquisitions. The effective tax rate is based on current projections and any changes in future periods could result in an effective tax rate that is materially different from the current estimate.

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $72,107,000 and $73,528,000, a ratio of current assets to current liabilities of 1.2:1.0 and 1.3:1.0, at September 30, 2019 and March 31, 2019, respectively. The decrease in working capital was due primarily to increased borrowing under our credit facility.

We generated cash during the six months ended September 30, 2019 from the use of receivable discount programs as well as from our credit facility. The cash generated from these activities was primarily used for our growth initiatives and to build our inventory levels to support anticipated higher sales.

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

Share Repurchase Program

As of September 30, 2019, $15,692,000 of the $37,000,000 authorized share repurchase program had been utilized and $21,308,000 remained available to repurchase shares, subject to the limit in our credit facility. Our credit facility permits the payment of up to $20,000,000 of dividends and share repurchases per fiscal year, subject to a minimum availability threshold and pro forma compliance with financial covenants. We retired the 675,561 shares repurchased under this program through September 30, 2019. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Cash Flows

The following summarizes cash flows as reflected in the condensed consolidated statements of cash flows:

	Six Months Ended September 30,
	2019	2018
Cash flow provided by (used in):
Operating activities	$(26,736,000)	$(6,409,000)
Investing activities	(5,701,000)	(5,481,000)
Financing activities	29,059,000	5,112,000
Effect of exchange rates on cash and cash equivalents	(78,000)	(96,000)
Net decrease in cash and cash equivalents	$(3,456,000)	$(6,874,000)

Additional selected cash flow data:
Depreciation and amortization	$4,619,000	$3,218,000
Capital expenditures	6,943,000	5,259,000

Net cash used in operating activities was $26,736,000 and $6,409,000 during the six months ended September 30, 2019 and 2018, respectively. Our cash flow provided by (used in) operating activities continue to be significantly impacted by our growth initiatives, including our product line expansion. Cash flow provided by (used in) operating activities for the six months ended September 30, 2019 include (i) expenses incurred in connection with the expansion of our Mexico operations, (ii) the build-up of inventory to support anticipated higher sales, (iii) payments made to customers for core buy-backs made in connection with new business, (iv) an increase in accounts receivable during the six months ended September 30, 2019 as compared to a decrease during the six months ended September 30, 2018, and (v) a decrease in accounts payable and accrued liabilities during the six months ended September 30, 2019 as compared to an increase during the six months ended September 30, 2018.

Net cash used in investing activities was $5,701,000 and $5,481,000 during the six months ended September 30, 2019 and 2018, respectively, due primarily to increased purchases of equipment for our current operations and the expansion of our operations in Mexico. This increase was partially offset by the redemption of short-term investments during the six months ended September 30, 2019.

Net cash provided by financing activities was $29,059,000 and $5,112,000 during the six months ended September 30, 2019 and 2018, respectively, due mainly to increased net borrowings under our credit facility. In addition, during the six months ended September 30, 2018 we used $4,062,000 for share repurchases.

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

In June 2019, we entered into a second amendment to the Credit Facility (the “Second Amendment”). The Second Amendment, among other things, (i) increased the total size of the Revolving Facility to $238,620,000, (ii) modified the fixed charge coverage ratio financial covenant, (iii) modified the definition of “Consolidated EBITDA”, (iv) modified the borrowing base definition to, among other things, include brake-related products as eligible inventory, (v) increased the letter of credit sublimit to $20,000,000, (vi) increased the Canadian revolving sublimit and swing line sublimit to $24,000,000, (vii) increased the swing line sublimit to $23,862,000, (viii) permitted up to $5,000,000 of sale and lease back transactions per fiscal year, (ix) increased the permitted amount of certain capital expenditures, (x) increased the permitted amount of operating lease obligations per fiscal year, and (xi) increased certain other covenant-related baskets. We capitalized $901,000 of new debt issuance costs in connection with the Second Amendment, which is included in prepaid and other current assets in the condensed consolidated balance sheet at September 30, 2019.

The Term Loans require quarterly principal payments of $937,500 beginning October 1, 2018. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on our Term Loans and Revolving Facility was 4.86% and 4.84% at September 30, 2019, respectively, and 5.24% at March 31, 2019.

The Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of September 30, 2019.

The following summarizes the financial covenants required under the Credit Facility:

	Calculation as of September 30, 2019	Financial covenants required under the Credit Facility
Maximum senior leverage ratio	2.33	3.00
Minimum fixed charge coverage ratio	1.46	1.10

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

We had $144,000,000 and $110,400,000 outstanding under the Revolving Facility at September 30, 2019 and March 31, 2019, respectively. In addition, $4,039,000 was outstanding for letters of credit at September 30, 2019. At September 30, 2019, after certain contractual adjustments, $74,029,000 was available under the Revolving Facility.

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

The following is a summary of the receivable discount programs:

	Six Months Ended September 30,
	2019	2018
Receivables discounted	$205,882,000	$191,849,000
Weighted average days	346	338
Annualized weighted average discount rate	3.6%	4.1%
Amount of discount recognized as interest expense	$7,196,000	$7,441,000

Off-Balance Sheet Arrangements

At September 30, 2019, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our total capital expenditures, including finance leases, were $9,251,000 and $5,259,000 for the six months ended September 30, 2019 and 2018, respectively. These capital expenditures primarily include the purchase of equipment for our current operations and the expansion of our operations in Mexico. We expect to incur approximately $7,125,000 of capital expenditures for our current operations and approximately $15,000,000 for continued expansion of our operations in Mexico during fiscal 2020. We have used and expect to continue using our working capital and additional capital lease obligations to finance these capital expenditures.

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

Upon adoption, we recorded operating lease liabilities of $53,043,000 and corresponding operating lease assets of $50,773,000. The difference between the operating lease assets and liabilities recognized on our condensed consolidated balance sheet primarily related to accrued rent on existing leases that were offset against the operating lease asset upon adoption. There was an immaterial reclassification of non-lease components to finance lease assets and finance lease liabilities upon adoption due to our election to combine non-lease components with lease components. The adoption of the new guidance did not have any impact on our rent expense and condensed consolidated statement of cash flows. However, we have material nonfunctional currency leases that could have a material impact on our condensed consolidated statements of operations. As required for other monetary liabilities, lessees shall remeasure a foreign currency-denominated lease liability using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates, which are not affected by subsequent changes in the exchange rates. We recorded losses of $1,139,000 and $637,000 in general and administrative expenses in connection with the remeasurement of foreign currency-denominated lease liabilities during the three and six months ended September 30, 2019, respectively. See Note 10 for additional discussion of the adoption of ASC 842 and the impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based on this evaluation, our CEO, CFO and CAO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2019 as a result of the material weakness described in our Annual Report on Form 10-K and below.

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

1.
Management is in the process of hiring additional finance and accounting personnel with the requisite experience and skill levels, supplemented by third-party technical accounting resources, sufficient to enable the proper and timely review of accounting analyses and memos in various technical areas.

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

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal controls over financial reporting, as described above. Except as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer

Shares repurchased during the three months ended September 30, 2019 were as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

July 1 - July 31, 2019:
Open market and privately negotiated purchases	-	$-	-	$21,308,000
August 1 - August 31, 2019:
Open market and privately negotiated purchases	-	$-	-	21,308,000
September 1 - September 30, 2019:
Open market and privately negotiated purchases	-	$-	-	21,308,000
Total	0		0	$21,308,000

(1)
As of September 30, 2019, $15,692,000 of the $37,000,000 authorized share repurchase program had been utilized and $21,308,000 remained available to repurchase shares, subject to the limit in our Credit Facility. We retired the 675,561 shares repurchased under this program through September 30, 2019. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

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

MOTORCAR PARTS OF AMERICA, INC.

Dated: November 12, 2019	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: November 12, 2019	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer