Form 10-Q
period 2019-12-31
MOTORCAR PARTS AMERICA INC
filed 2020-02-10
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

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

There were 18,965,030 shares of Common Stock outstanding at February 3, 2020.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2019	March 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$9,458,000	$9,911,000
Short-term investments	2,382,000	3,273,000
Accounts receivable — net	52,930,000	56,015,000
Inventory— net	256,482,000	233,726,000
Inventory unreturned	8,266,000	8,469,000
Contract assets	22,616,000	22,183,000
Income tax receivable	10,952,000	10,009,000
Prepaid expenses and other current assets	10,332,000	9,296,000
Total current assets	373,418,000	352,882,000
Plant and equipment — net	43,314,000	35,151,000
Operating lease assets	65,652,000	-
Long-term deferred income taxes	8,722,000	9,746,000
Long-term contract assets	224,569,000	221,876,000
Goodwill	3,205,000	3,205,000
Intangible assets — net	7,183,000	8,431,000
Other assets	679,000	1,071,000
TOTAL ASSETS	$726,742,000	$632,362,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79,820,000	$92,461,000
Accrued liabilities	17,008,000	14,604,000
Customer finished goods returns accrual	25,223,000	22,615,000
Contract liabilities	32,953,000	30,599,000
Revolving loan	130,000,000	110,400,000
Other current liabilities	4,651,000	4,990,000
Operating lease liabilities	4,991,000	-
Current portion of term loan	3,678,000	3,685,000
Total current liabilities	298,324,000	279,354,000
Term loan, less current portion	21,380,000	24,187,000
Long-term contract liabilities	55,476,000	40,889,000
Long-term deferred income taxes	302,000	257,000
Long-term operating lease liabilities	61,805,000	-
Other liabilities	5,129,000	7,920,000
Total liabilities	442,416,000	352,607,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 18,965,030 and 18,817,400 shares issued and outstanding at December 31, 2019 and March 31, 2019, respectively	190,000	188,000
Additional paid-in capital	217,530,000	215,047,000
Retained earnings	72,310,000	71,407,000
Accumulated other comprehensive loss	(5,704,000)	(6,887,000)
Total shareholders' equity	284,326,000	279,755,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$726,742,000	$632,362,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

Net sales	$125,574,000	$124,113,000	$385,096,000	$343,720,000
Cost of goods sold	97,913,000	102,952,000	303,279,000	280,496,000
Gross profit	27,661,000	21,161,000	81,817,000	63,224,000
Operating expenses:
General and administrative	10,618,000	12,331,000	36,903,000	33,419,000
Sales and marketing	5,623,000	5,149,000	15,990,000	14,078,000
Research and development	2,174,000	2,054,000	6,694,000	5,574,000
Total operating expenses	18,415,000	19,534,000	59,587,000	53,071,000
Operating income	9,246,000	1,627,000	22,230,000	10,153,000
Interest expense, net	6,879,000	5,764,000	19,575,000	16,538,000
Income (loss) before income tax expense (benefit)	2,367,000	(4,137,000)	2,655,000	(6,385,000)
Income tax expense (benefit)	1,502,000	(1,035,000)	1,752,000	(1,301,000)
Net income (loss)	$865,000	$(3,102,000)	$903,000	$(5,084,000)
Basic net income (loss) per share	$0.05	$(0.16)	$0.05	$(0.27)
Diluted net income (loss) per share	$0.04	$(0.16)	$0.05	$(0.27)
Weighted average number of shares outstanding:
Basic	18,961,517	18,810,702	18,895,893	18,861,617
Diluted	19,305,805	18,810,702	19,263,114	18,861,617

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

Net income (loss)	$865,000	$(3,102,000)	$903,000	$(5,084,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	1,015,000	(302,000)	1,183,000	(1,019,000)
Total other comprehensive income (loss), net of tax	1,015,000	(302,000)	1,183,000	(1,019,000)
Comprehensive income (loss)	$1,880,000	$(3,404,000)	$2,086,000	$(6,103,000)

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31, 2019	18,817,400	$188,000	$215,047,000	$71,407,000	$(6,887,000)	$279,755,000
Compensation recognized under employee stock plans	-	-	988,000	-	-	988,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	36,872	1,000	(363,000)	-	-	(362,000)
Foreign currency translation	-	-	-	-	599,000	599,000
Net loss	-	-	-	(6,151,000)	-	(6,151,000)
Balance at June 30, 2019	18,854,272	$189,000	$215,672,000	$65,256,000	$(6,288,000)	$274,829,000
Compensation recognized under employee stock plans	-	-	1,053,000	-	-	1,053,000
Exercise of stock options	52,800	-	405,000	-	-	405,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	37,814	-	(700,000)	-	-	(700,000)
Foreign currency translation	-	-	-	-	(431,000)	(431,000)
Net income	-	-	-	6,189,000	-	6,189,000
Balance at September 30, 2019	18,944,886	$189,000	$216,430,000	$71,445,000	$(6,719,000)	$281,345,000
Compensation recognized under employee stock plans	-	-	1,071,000	-	-	1,071,000
Exercise of stock options	3,600	1,000	29,000	-	-	30,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	16,544	-	-	-	-	-
Foreign currency translation	-	-	-	-	1,015,000	1,015,000
Net income	-	-	-	865,000	-	865,000
Balance at December 31, 2019	18,965,030	$190,000	$217,530,000	$72,310,000	$(5,704,000)	$284,326,000

	Common Stock
	Shares	Amount	Additional Paid-in Capital Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31, 2018	18,893,102	$189,000	$213,609,000	$78,510,000	$(5,428,000)	$286,880,000

Cumulative-effect adjustment for the adoption of ASU 2016-01	-	-	-	746,000	(746,000)	-
Balance at April 1, 2018	18,893,102	$189,000	$213,609,000	$79,256,000	$(6,174,000)	$286,880,000
Compensation recognized under employee stock plans	-	-	941,000	-	-	941,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	23,006	-	(192,000)	-	-	(192,000)
Foreign currency translation	-	-	-	-	(715,000)	(715,000)
Net loss	-	-	-	(5,495,000)	-	(5,495,000)
Balance at June 30, 2018	18,916,108	$189,000	$214,358,000	$73,761,000	$(6,889,000)	$281,419,000
Compensation recognized under employee stock plans	-	-	1,180,000	-	-	1,180,000
Exercise of stock options	39,032	1,000	243,000	-	-	244,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	8,152	-	(128,000)	-	-	(128,000)
Repurchase and cancellation of treasury stock, including fees	(163,815)	(2,000)	(4,060,000)	-	-	(4,062,000)
Foreign currency translation	-	-	-	-	(2,000)	(2,000)
Net income	-	-	-	3,513,000	-	3,513,000
Balance at September 30, 2018	18,799,477	$188,000	$211,593,000	$77,274,000	$(6,891,000)	$282,164,000
Compensation recognized under employee stock plans	-	-	1,030,000	-	-	1,030,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	12,625	-	(2,000)	-	-	(2,000)
Foreign currency translation	-	-	-	-	(302,000)	(302,000)
Net loss	-	-	-	(3,102,000)	-	(3,102,000)
Balance at December 31, 2018	18,812,102	$188,000	$212,621,000	$74,172,000	$(7,193,000)	$279,788,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$903,000	$(5,084,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,629,000	4,313,000
Amortization of intangible assets	1,390,000	620,000
Amortization and write-off of debt issuance costs	604,000	798,000
Amortization of interest on contract liabilities, net	603,000	725,000
Noncash lease expense	3,977,000	-
Loss due to the change in the fair value of the contingent consideration	419,000	-
Gain due to the remeasurement of lease liabilities	(1,491,000)	-
(Gain) loss on short-term investments	(264,000)	240,000
Net provision for inventory reserves	10,104,000	6,997,000
Net provision for customer payment discrepancies	1,427,000	602,000
Net provision for doubtful accounts	431,000	221,000
Deferred income taxes	1,104,000	(962,000)
Share-based compensation expense	3,112,000	3,151,000
Loss on disposal of plant and equipment	1,000	24,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,353,000	8,432,000
Inventory	(32,388,000)	(49,431,000)
Inventory unreturned	203,000	(3,238,000)
Income tax receivable	(945,000)	(4,921,000)
Prepaid expenses and other current assets	(1,180,000)	1,398,000
Other assets	399,000	(129,000)
Accounts payable and accrued liabilities	(11,405,000)	27,968,000
Customer finished goods returns accrual	2,602,000	1,431,000
Contract assets, net	(3,115,000)	(4,027,000)
Contract liabilities, net	16,275,000	(10,794,000)
Operating lease liabilities	(3,402,000)	-
Other liabilities	(756,000)	1,338,000
Net cash used in operating activities	(4,410,000)	(20,328,000)
Cash flows from investing activities:
Purchase of plant and equipment	(10,846,000)	(8,548,000)
Proceeds from sale of plant and equipment	41,000	-
Purchase of business, net of cash acquired	-	(4,417,000)
Change in short-term investments	1,155,000	(279,000)
Net cash used in investing activities	(9,650,000)	(13,244,000)
Cash flows from financing activities:
Borrowings under revolving loan	48,000,000	64,900,000
Repayments of revolving loan	(28,400,000)	(40,494,000)
Borrowings under term loan	-	13,594,000
Repayments of term loan	(2,813,000)	(1,719,000)
Payments for debt issuance costs	(973,000)	(1,780,000)
Payments on finance lease obligations	(1,641,000)	(1,071,000)
Exercise of stock options	435,000	244,000
Cash used to net share settle equity awards	(1,062,000)	(322,000)
Repurchase of common stock, including fees	-	(4,062,000)
Net cash provided by financing activities	13,546,000	29,290,000
Effect of exchange rate changes on cash and cash equivalents	61,000	(176,000)
Net decrease in cash and cash equivalents	(453,000)	(4,458,000)
Cash and cash equivalents — Beginning of period	9,911,000	13,049,000
Cash and cash equivalents — End of period	$9,458,000	$8,591,000
Supplemental disclosures of cash flow information:
Cash paid for interest, net	$18,375,000	$14,846,000
Cash paid for income taxes, net of refunds	-	3,263,000
Cash paid for operating leases	5,906,000	-
Cash paid for finance leases	1,855,000	-
Plant and equipment acquired under finance leases	2,385,000	207,000
Assets acquired under operating leases	17,295,000	-
Contingent consideration	-	3,560,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2019
(Unaudited)

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading supplier of automotive aftermarket non-discretionary replacement parts and diagnostic equipment. These replacement parts are primarily sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s diagnostic equipment primarily serves the global automotive component and powertrain testing market. The Company’s products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake master cylinders, (iv) brake calipers (introduced in August 2019), and (v) other products. Other products include: (i) brake power boosters, (ii) turbochargers, (iii) diagnostics systems, (iv)advanced power emulators, and (v) custom power electronic products.

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

In January 2019, the Company completed the acquisition of Dixie Electric, Ltd (“Dixie”). During the nine months ended December 31, 2019, the Company finalized the purchase price allocation of Dixie with no material adjustments.

2. Basis of Presentation and New Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2019, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 28, 2019.

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

Upon adoption, the Company recorded operating lease liabilities of $53,043,000 and corresponding operating lease assets of $50,773,000. The difference between the operating lease assets and liabilities recognized on the Company’s condensed consolidated balance sheets primarily related to accrued rent on existing leases that were offset against the operating lease asset upon adoption. There was an immaterial reclassification of non-lease components to finance lease assets and finance lease liabilities upon adoption due to the Company’s election to combine non-lease components with lease components. The adoption of the new guidance did not have any impact on the Company’s rent expense and condensed consolidated statement of cash flows. However, the Company has material nonfunctional currency leases that could have a material impact on the Company’s condensed consolidated statements of operations. As required for other monetary liabilities, lessees shall remeasure a foreign currency-denominated lease liability using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates, which are not affected by subsequent changes in the exchange rates. The Company recorded gains of $2,128,000 and $1,491,000 in general and administrative expenses in connection with the remeasurement of foreign currency-denominated lease liabilities during the three and nine months ended December 31, 2019, respectively. See Note 9 for additional discussion of the adoption of ASC 842 and the impact on the Company’s financial statements.

New Accounting Pronouncements Not Yet Adopted

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued an accounting pronouncement related to the measurement of credit losses on financial instruments. This pronouncement, along with a subsequent Accounting Standards Updates (“ASU”) issued to clarify certain provisions of the new guidance, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company plans to adopt this pronouncement for its fiscal year beginning April 1, 2020. The Company is currently evaluating the impact of the adoption of this guidance and it is currently not expected to have any material impact on its consolidated financial statements, business processes, systems and internal controls.

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

Income Taxes

In December 2019, the FASB issued guidance that simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application. This guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

3. Accounts Receivable — Net

Accounts receivable — net includes offset accounts related to customer payment discrepancies, returned goods authorizations (“RGAs”) issued for in-transit unit returns, and potential bad debts.

Accounts receivable — net is comprised of the following:

	December 31, 2019	March 31, 2019
Accounts receivable — trade	$66,514,000	$75,847,000
Less: total accounts receivable offset accounts
Allowance for bad debts	(4,485,000)	(4,100,000)
Customer payment discrepancies	(1,127,000)	(854,000)
Customer returns RGAs issued	(7,972,000)	(14,878,000)
Total accounts receivable — net	$52,930,000	$56,015,000

4. Inventory

Inventory—net is comprised of the following:

	December 31, 2019	March 31, 2019
Inventory — net
Raw materials	$98,404,000	$95,757,000
Work-in-process	5,985,000	3,502,000
Finished goods	165,289,000	146,366,000
	269,678,000	245,625,000
Less allowance for excess and obsolete inventory	(13,196,000)	(11,899,000)
Total inventory — net	$256,482,000	$233,726,000
Inventory unreturned	$8,266,000	$8,469,000

5. Contract Assets

Contract assets are comprised of the following:

	December 31, 2019	March 31, 2019
Short-term contract assets
Cores expected to be returned by customers	$14,473,000	$14,671,000
Upfront payments to customers	3,254,000	3,101,000
Core premiums paid to customers	4,889,000	4,411,000
Total short-term contract assets	$22,616,000	$22,183,000

Long-term contract assets
Remanufactured cores held at customers' locations	$202,537,000	$196,914,000
Upfront payments to customers	463,000	2,775,000
Core premiums paid to customers	16,000,000	16,618,000
Long-term core inventory deposits	5,569,000	5,569,000
Total long-term contract assets	$224,569,000	$221,876,000

6. Significant Customer and Other Information

Significant Customer Concentrations

The largest customers accounted for the following total percentage of net sales:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net sales
Customer A	38%	33%	39%	36%
Customer B	22%	20%	21%	23%
Customer C	25%	26%	23%	23%

The largest customers accounted for the following total percentage of accounts receivable – trade:

	December 31, 2019	March 31, 2019
Accounts receivable - trade
Customer A	31%	34%
Customer B	16%	18%
Customer C	16%	16%

Geographic and Product Information

The Company’s products are predominantly sold in the U.S. and accounted for the following total percentage of net sales:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Rotating electrical products	75%	81%	76%	79%
Wheel hub products	14%	14%	15%	15%
Brake caliper products	5%	-%	3%	-%
Brake master cylinders products	2%	1%	2%	2%
Other products	4%	4%	4%	4%
	100%	100%	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three and nine months ended December 31, 2019 and 2018.

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

In June 2019, the Company entered into a second amendment to the Credit Facility (the “Second Amendment”). The Second Amendment, among other things, (i) increased the total size of the Revolving Facility to $238,620,000, (ii) modified the fixed charge coverage ratio financial covenant, (iii) modified the definition of “Consolidated EBITDA”, (iv) modified the borrowing base definition to, among other things, include brake-related products as eligible inventory, (v) increased the letter of credit sublimit to $20,000,000, (vi) increased the Canadian revolving sublimit and swing line sublimit to $24,000,000, (vii) increased the swing line sublimit to $23,862,000, (viii) permitted up to $5,000,000 of sale and lease back transactions per fiscal year, (ix) increased the permitted amount of certain capital expenditures, (x) increased the permitted amount of operating lease obligations per fiscal year, and (xi) increased certain other covenant-related baskets. The Company capitalized $973,000 of new debt issuance costs in connection with the Second Amendment, which is included in prepaid and other current assets in the condensed consolidated balance sheet at December 31, 2019.

The Term Loans require quarterly principal payments of $937,500 beginning October 1, 2018. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Term Loans and Revolving Facility was 4.45% and 4.55%, at December 31, 2019, respectively, and 5.24% at March 31, 2019.

The Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants at December 31, 2019.

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

The following summarizes information about the Term Loans at:

	December 31, 2019	March 31, 2019
Principal amount of term loan	$25,312,000	$28,125,000
Unamortized financing fees	(254,000)	(253,000)
Net carrying amount of term loan	25,058,000	27,872,000
Less current portion of term loan	(3,678,000)	(3,685,000)
Long-term portion of term loan	$21,380,000	$24,187,000

Future repayments of the Term Loans are as follows:

Year Ending March 31,
2020 - remaining three months	$937,000
2021	3,750,000
2022	3,750,000
2023	3,750,000
2024	13,125,000
Total payments	$25,312,000

The Company had $130,000,000 and $110,400,000 outstanding under the Revolving Facility at December 31, 2019 and March 31, 2019, respectively. In addition, $4,039,000 was outstanding for letters of credit at December 31, 2019. At December 31, 2019, after certain contractual adjustments, $73,767,000 was available under the Revolving Facility.

8. Contract Liabilities

Contract liabilities are comprised of the following:

	December 31, 2019	March 31, 2019
Short-term contract liabilities
Customer allowances earned	$10,570,000	$12,755,000
Customer core returns accruals	13,088,000	3,933,000
Customer deposits	1,359,000	2,674,000
Accrued core payment, net	7,936,000	11,237,000
Total short-term contract liabilities	$32,953,000	$30,599,000

Long-term contract liabilities
Customer core returns accruals	$46,467,000	$25,722,000
Accrued core payment, net	9,009,000	15,167,000
Total long-term contract liabilities	$55,476,000	$40,889,000

9. Leases

The Company leases various facilities in North America and Asia under operating leases expiring through December 2032. The Company has one non-cancellable lease agreement for a building in Mexico, which was executed, but had not commenced as of December 31, 2019, and accordingly was not included in the operating lease assets and operating lease liabilities as of December 31, 2019. Total commitments for the 15-year lease term of this agreement are $11,722,000. The Company also has finance leases for certain office and manufacturing equipment, which generally range from three to five years.

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

Balance sheet information for leases is as follows:

		December 31, 2019
Leases	Classification
Assets:
Operating	Operating lease assets	$65,652,000
Finance	Plant and equipment	6,718,000
Total leased assets		$72,370,000

Liabilities:
Current
Operating	Operating lease liabilities	$4,991,000
Finance	Other current liabilities	1,965,000
Long-term
Operating	Long-term operating lease liabilities	61,805,000
Finance	Other liabilities	3,766,000
Total lease liabilities		$72,527,000

Lease cost recognized in the condensed consolidated statement of operations is as follows:

	Three Months Ended December 31,	Nine Months Ended December 31,
	2019	2019
Lease cost
Operating lease cost	$2,402,000	$6,287,000
Short-term lease cost	278,000	976,000
Variable lease cost	133,000	420,000
Finance lease cost:
Amortization of finance lease assets	448,000	1,178,000
Interest on finance lease liabilities	73,000	214,000
Total lease cost	$3,334,000	$9,075,000

Maturities of lease commitments at December 31, 2019 were as follows:

Maturity of lease liabilities	Operating Leases	Finance Leases	Total
2020 - remaining three months	$2,273,000	$584,000	$2,857,000
2021	8,472,000	2,095,000	10,567,000
2022	7,711,000	1,760,000	9,471,000
2023	6,544,000	1,149,000	7,693,000
2024	6,479,000	481,000	6,960,000
Thereafter	63,306,000	113,000	63,419,000
Total lease payments	94,785,000	6,182,000	100,967,000
Less amount representing interest	(27,989,000)	(451,000)	(28,440,000)
Present value of lease liabilities	$66,796,000	$5,731,000	$72,527,000

Other information about leases is as follows:

Nine Months Ended December 31,
2019
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	3.2
Operating leases	12.2
Weighted-average discount rate:
Finance leases	4.8%
Operating leases	5.7%

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

The following is a summary of accounts receivable discount programs:

	Nine Months Ended December 31,
	2019	2018
Receivables discounted	$341,339,000	$287,206,000
Weighted average days	347	340
Annualized weighted average discount rate	3.5%	4.2%
Amount of discount recognized as interest expense	$11,570,000	$11,377,000

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

The following presents a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

Net income (loss)	$865,000	$(3,102,000)	$903,000	$(5,084,000)

Basic shares	18,961,517	18,810,702	18,895,893	18,861,617
Effect of potentially dilutive securities	344,288	-	367,221	-
Diluted shares	19,305,805	18,810,702	19,263,114	18,861,617
Net income (loss) per share:
Basic net income (loss) per share	$0.05	$(0.16)	$0.05	$(0.27)
Diluted net income (loss) per share	$0.04	$(0.16)	$0.05	$(0.27)

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net income (loss) per share. For the three months ended December 31, 2019 and 2018, there were 1,047,224 and 1,519,480, respectively, of potential common shares not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive. For the nine months ended December 31, 2019 and 2018, there were 1,031,624 and 1,519,480, respectively, of potential common shares not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive.

12. Income Taxes

The Company recorded an income tax expense of $1,502,000, or an effective tax rate of 63.5%, and an income tax benefit of $1,035,000, or an effective tax rate of 25.0%, for the three months ended December 31, 2019 and 2018, respectively. The Company recorded an income tax expense of $1,752,000, or an effective tax rate of 66.0%, and an income tax benefit of $1,301,000, or an effective tax rate of 20.4%, for the nine months ended December 31, 2019 and 2018, respectively. The effective tax rates for the three and nine months ended December 31, 2019, were primarily impacted by specific jurisdictions that the Company does not expect to recognize benefit of losses. The effective tax rate is based on current projections and any changes in future periods could result in an effective tax rate that is materially different from the current estimate.

The Company remains subject to examination for the fiscal years beginning with March 31, 2017. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $40,645,000 and $32,524,000 at December 31, 2019 and March 31, 2019, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following shows the effect of derivative instruments on the condensed consolidated statements of operations:

	Gain (Loss) Recognized within General and Administrative Expenses
Derivatives Not Designated as	Three Months Ended December 31,		Nine Months Ended December 31,
Hedging Instruments	2019	2018	2019	2018
Forward foreign currency exchange contracts	$1,644,000	$(860,000)	$1,016,000	$(1,628,000)

The fair value of the forward foreign currency exchange contracts of $1,223,000 and $207,000 is included in prepaid and other current assets in the condensed consolidated balance sheets at December 31, 2019 and March 31, 2019, respectively. The changes in the fair values of forward foreign currency exchange contracts are included in prepaid and other current assets in the condensed consolidated statements of cash flows for the nine months ended December 31, 2019. The changes in the fair values of forward foreign currency exchange contracts are included in other liabilities in the condensed consolidated statements of cash flows for the nine months ended December 31, 2018.

14. Fair Value Measurements

The following summarizes financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	December 31, 2019				March 31, 2019
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$2,382,000	$2,382,000	-	-	$3,273,000	$3,273,000	-	-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	1,223,000	-	$1,223,000	-	207,000	-	$207,000	-

Liabilities
Accrued liabilities
Short-term contingent consideration	4,659,000	-	-	$4,659,000	2,816,000	-	-	$2,816,000
Other current liabilities
Deferred compensation	2,382,000	2,382,000	-	-	3,273,000	3,273,000	-	-
Other liabilities
Long-term contingent consideration	502,000	-	-	502,000	1,905,000	-	-	1,905,000

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

The Company’s contingent consideration is recorded in accrued expenses and other liabilities in its condensed consolidated balance sheets at December 31, 2019 and March 31, 2019, and is a Level 3 liability measured at fair value.

E&M Research and Development (“R&D”) Event Milestone

The fair value of the two-year R&D event milestone based on technology development and transfer was $2,430,000 at December 31, 2019 determined using a probability weighted method with the following assumptions commensurate with the term of the contingent consideration: Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

The assumptions used to determine the fair value is as follows:

December 31, 2019
Risk free interest rate	1.59%
Counter party rate	5.59%
Probability	100.00%

E&M Gross Profit Earn-out Consideration

The fair value of the three-year gross profit earn-out consideration was $1,980,000 at December 31, 2019 determined using a Monte Carlo Simulation Model. Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

The assumptions used to determine the fair value is as follows:

December 31, 2019
Risk free interest rate	1.58%
Counter party rate	5.58%
Expected volatility	30.00%
Weighted average cost of capital	15.75%

Dixie Revenue Earn-out Consideration

The fair value of the two-year revenue earn-out consideration was $751,000 at December 31, 2019 determined using a Monte Carlo Simulation Model.

The assumptions used to determine the fair value is as follows:

Dixie Revenue Earnout December 31, 2019
Risk free interest rate	1.59%
Counter party rate	4.00%
Revenue volatility	9.50%
Revenue discount rate	5.50%
Weighted average cost of capital	14.20%

Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

The following table summarizes the activity for financial assets and liabilities utilizing Level 3 fair value measurements:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	Contingent Consideration	Contingent Consideration	Contingent Consideration	Contingent Consideration
Beginning balance	$4,851,000	$-	$4,721,000	$-
Newly issued	-	3,560,000	-	3,560,000
Changes in revaluations of contingent consideration included in earnings	310,000	-	440,000	-
Ending balance	$5,161,000	$3,560,000	$5,161,000	$3,560,000

During the three and nine months ended December 31, 2019, the Company had no other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

15. Share-based Payments

Stock Options

The Company granted options to purchase 302,539 and 256,236 shares of common stock during the nine months ended December 31, 2019 and 2018, respectively. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The following assumptions were used to derive the weighted average fair value of the stock options granted:

	Nine Months Ended December 31,
	2019	2018
Weighted average risk free interest rate	1.76%	2.83%
Weighted average expected holding period (years)	5.70	5.94
Weighted average expected volatility	42.50%	43.91%
Weighted average expected dividend yield	-	-
Weighted average fair value of options granted	$8.27	$8.75

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2019	1,337,165	$17.58
Granted	302,539	$19.72
Exercised	(56,400)	$7.71
Forfeited	(37,298)	$25.80
Outstanding at December 31, 2019	1,546,006	$18.16

At December 31, 2019, options to purchase 521,685 shares of common stock were unvested at the weighted average exercise price of $20.34.

At December 31, 2019, there was $3,473,000 of total unrecognized compensation expense related to unvested stock option awards. Compensation expense related to unvested stock option awards will be recognized over a weighted average vesting period of approximately 2.0 years.

Restricted Stock Units and Restricted Stock (collectively “RSUs”)

During the nine months ended December 31, 2019 and 2018, the Company granted 113,483 and 104,725 shares of RSUs with an estimated grant date fair value of $2,112,000 and $2,075,000, respectively, which was based on the closing market price on the grant date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2019	243,134	$21.75
Granted	113,483	$18.61
Vested	(150,032)	$21.61
Forfeited	(1,701)	$21.53
Outstanding at December 31, 2019	204,884	$20.12

At December 31, 2019, there was $3,170,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 2.0 years.

16. Accumulated Other Comprehensive Loss

The following summarizes changes in accumulated other comprehensive loss:

	Three Months Ended December 31, 2019			Three Months Ended December 31, 2018
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total
Balance at September 30, 2019 and 2018	$-	$(6,719,000)	$(6,719,000)	$-	$(6,891,000)	$(6,891,000)
Other comprehensive income (loss), net of tax	-	1,015,000	1,015,000	-	(302,000)	(302,000)
Balance at December 31, 2019 and 2018	$-	$(5,704,000)	$(5,704,000)	$-	$(7,193,000)	$(7,193,000)

	Nine Months Ended December 31, 2019			Nine Months Ended December 31, 2018
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total
Balance at March 31, 2019 and 2018	$-	$(6,887,000)	$(6,887,000)	$746,000	$(6,174,000)	$(5,428,000)
Cumulative-effect adjustment	-	-	-	(746,000)	-	(746,000)
Balance at April 1, 2019 and 2018	-	(6,887,000)	(6,887,000)	-	(6,174,000)	(6,174,000)
Other comprehensive income (loss), net of tax	-	1,183,000	1,183,000	-	(1,019,000)	(1,019,000)
Balance at December 31, 2019 and 2018	$-	$(5,704,000)	$(5,704,000)	$-	$(7,193,000)	$(7,193,000)

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

The following summarizes the changes in the warranty return accrual:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Balance at beginning of period	$16,575,000	$16,410,000	$19,475,000	$16,646,000
Charged to expense/additions	26,637,000	29,655,000	82,353,000	84,408,000
Amounts processed	(28,226,000)	(26,913,000)	(86,842,000)	(81,902,000)
Balance at end of period	$14,986,000	$19,152,000	$14,986,000	$19,152,000

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

Management Overview

We have successfully implemented a multi-pronged platform for growth within the non-discretionary automotive aftermarket for replacement parts, through organic growth and acquisitions. We expect growth to continue and as a result, we are investing to increase our infrastructure. Our investments in infrastructure and human resources include the consolidation of our distribution in Mexico and the significant expansion of manufacturing capacity in both Mexico and Malaysia. Once complete, we expect this to be transformative and scalable.

In addition, we are expanding our position within the diagnostic testing industry with applications for internal combustion engines, electric vehicles, and applications for the aerospace industry.

Our products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake master cylinders, (iv) brake calipers (introduced in August 2019), and (v) other products. Other products include: (i) brake power boosters, (ii) turbochargers, (iii) diagnostics systems, (iv) advanced power emulators, and (v) custom power electronic products.

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

Results of Operations for the Three Months Ended December 31, 2019 and 2018

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Three Months Ended December 31,
	2019	2018
Gross profit percentage	22.0%	17.0%
Cash flow provided by (used in) operations	$22,326,000	$(13,919,000)
Finished goods turnover (annualized) (1)	2.4	3.6

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending finished goods inventory values, which includes all on-hand core inventory, for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended December 31,
	2019	2018
Net sales	$125,574,000	$124,113,000
Cost of goods sold	97,913,000	102,952,000
Gross profit	27,661,000	21,161,000
Gross profit percentage	22.0%	17.0%

Net Sales. Our net sales for the three months ended December 31, 2019 increased by $1,461,000, or 1.2%, to $125,574,000 compared to net sales for the three months ended December 31, 2018 of $124,113,000. In August 2019, we expanded our automotive aftermarket brake product offerings with the introduction of brake calipers, which contributed net sales of $6,883,000 during the third quarter. In addition, our net sales were positively impacted by $6,133,000 from acquisitions completed during the latter part of fiscal 2019. Sales for the quarter were impacted by lower replenishment orders in the latter part of the quarter and certain customer inventory reduction initiatives.

Gross Profit. Our gross profit was $27,661,000, or 22.0% of net sales for the three months ended December 31, 2019 compared with $21,161,000, or 17.0% of net sales for the three months ended December 31, 2018. Our gross profit margin for the quarter was higher by 5.0% primarily due to a change in product mix and the non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value. These quarterly revaluations resulted in a write-down of $2,395,000, which impacted gross margin by 1.9%, compared with $2,619,000, which impacted gross margin by 2.1%, for the three months ended December 31, 2019 and 2018, respectively.

Our gross profit for the three months ended December 31, 2019 and 2018 was further impacted by (i) transition expenses in connection with the expansion of our operations into Mexico of $2,148,000 and $2,078,000, respectively, (ii) amortization of core buy-back premiums paid to customers related to new business of $1,326,000 and $1,051,000, respectively, and (iii) customer allowances and return accruals related to new business of $777,000 and $1,710,000, respectively. In addition, our gross profit for the three months ended December 31, 2018 was impacted by (i) net tariff costs of $1,526,000 paid for products sold before price increases were effective and (ii) core sales of $7,753,000, less related cost of goods sold of $7,750,000, and a cost of $767,000 incurred in connection with the cancellation of a customer contract.

Operating Expenses

The following summarizes operating expenses:

	Three Months Ended December 31,
	2019	2018
General and administrative	$10,618,000	$12,331,000
Sales and marketing	5,623,000	5,149,000
Research and development	2,174,000	2,054,000

Percent of net sales

General and administrative	8.5%	9.9%
Sales and marketing	4.5%	4.1%
Research and development	1.7%	1.7%

General and Administrative. Our general and administrative expenses for the three months ended December 31, 2019 were $10,618,000, which represents a decrease of $1,713,000, or 13.9%, from general and administrative expenses for the three months ended December 31, 2018 of $12,331,000. This decrease was due to (i) a non-cash $1,644,000 gain compared with a non-cash loss of $860,000 recorded due to the change in the fair value of the forward foreign currency exchange contracts during the three months ended December 31, 2019 and 2018, respectively, and (ii) a non-cash gain of $2,128,000 due to the remeasurement of foreign currency-denominated lease liabilities during the three months ended December 31, 2019. These decreases in general and administrative expenses were partially offset by (i) $816,000 of increased employee-related expenses incurred in connection with our growth initiatives, (ii) $848,000 of general and administrative expenses attributable to our fiscal 2019 acquisitions, (iii) $476,000 of increased expense in connection with our internal controls remediation efforts,(iv) $247,000 of increased professional services, (v) $279,000 of increased general and administrative expenses at our offshore locations, (vi) $199,000 of increased depreciation expense, and (vii) $165,000 of increased amortization of intangible assets in connection with our fiscal 2019 acquisitions.

Sales and Marketing. Our sales and marketing expenses for the three months December 31, 2019 increased $474,000, or 9.2%, to $5,623,000 from $5,149,000 for the three months ended December 31, 2018 primarily due to $731,000 of sales and marketing expenses attributable to our fiscal 2019 acquisitions and $217,000 for personnel to support our growth initiatives. These increases in sales and marketing expenses were partially offset by (i) $231,000 of decreased marketing expense in connection with new business, (ii) $145,000 of decreased trade shows expenses, and (iii) $62,000 of decreased commissions.

Research and Development. Our research and development expenses increased by $120,000, or 5.8%, to $2,174,000 for the three months ended December 31, 2019 from $2,054,000 for the three months ended December 31, 2018. The increase was due primarily to $260,000 of research and development expenses attributable to our fiscal 2019 acquisitions partially offset by $115,000 of decreased supplies.

Interest Expense

Interest Expense, net. Our interest expense, net for the three months ended December 31, 2019 increased $1,115,000, or 19.3%, to $6,879,000 from $5,764,000 for the three months ended December 31, 2018. The increase in interest expense was primarily due to increased average outstanding borrowings in connection with our growth initiatives. In addition, interest expense for the three months ended December 31, 2019 was higher due to increased utilization of our accounts receivable discount programs, which was partially offset by a lower weighted average discount rate on these programs during the period.

Provision for Income Taxes

Income Tax. We recorded an income tax expense of $1,502,000, or an effective tax rate of 63.5%, and an income tax benefit of $1,035,000, or an effective tax rate of 25.0%, for the three months ended December 31, 2019 and 2018, respectively. The effective tax rates were primarily impacted by specific jurisdictions that we do not expect to recognize benefit of losses. The effective tax rate is based on current projections and any changes in future periods could result in an effective tax rate that is materially different from the current estimate.

Results of Operations for the Nine Months Ended December 31, 2019 and 2018

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Nine Months Ended December 31,
	2019	2018
Gross profit percentage	21.2%	18.4%
Cash flow used in operations	$(4,410,000)	$(20,328,000)
Finished goods turnover (annualized) (1)	2.6	3.5

(1)
Annualized finished goods turnover for the fiscal period is calculated by multiplying cost of goods sold for the period by 1.3 and dividing the result by the average between beginning and ending finished goods inventory values, which includes all on-hand core inventory, for the period. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Nine Months Ended December 31,
	2019	2018
Net sales	$385,096,000	$343,720,000
Cost of goods sold	303,279,000	280,496,000
Gross profit	81,817,000	63,224,000
Gross profit percentage	21.2%	18.4%

Net Sales. Our net sales for the nine months ended December 31, 2019 increased by $41,376,000, or 12.0%, to $385,096,000 compared to net sales for the nine months ended December 31, 2018 of $343,720,000, reflecting continued growth across all of our product lines. In addition, our net sales for the nine months ended December 31, 2019 were positively impacted by (i) $17,284,000 from acquisitions completed during the latter part of fiscal 2019 and (ii) our expansion of automotive aftermarket brake product offerings with the introduction of brake calipers in August 2019, which contributed net sales of $11,455,000.

Gross Profit. Our gross profit was $81,817,000, or 21.2% of net sales for the nine months ended December 31, 2019 compared to $63,224,000, or 18.4% of net sales for the nine months ended December 31, 2018. The gross profit margin increase of 2.8% was due primarily to a change in product mix and the non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value. These quarterly revaluations resulted in a write-down of $9,867,000, which impacted gross margin by 2.6%, compared with $11,466,000, which impacted gross margin by 3.3%, for the nine months ended December 31, 2019 and 2018, respectively.

Our gross profit for the nine months ended December 31, 2019 and 2018 was further impacted by (i) transition expenses in connection with the expansion of our operations into Mexico of $5,829,000 and $5,666,000, respectively, (ii) amortization of core buy-back premiums paid to customers related to new business of $3,543,000 and $3,033,000, respectively, (iii) customer allowances and return accruals related to new business of $1,119,000 and $4,083,000, respectively, and (iv) net tariff costs of $1,067,000 and $1,526,000, respectively, which were paid for products sold before price increases were effective. Gross profit for the nine months ended December 31, 2019 was further impacted by a cost of $133,000 incurred in connection with the cancellation of a customer contract. In addition, gross profit for the nine months ended December 31, 2018 was impacted by core sales of $7,753,000, less related cost of goods sold of $7,750,000, and a cost of $767,000 incurred in connection with the cancellation of a customer contract.

Operating Expenses

The following summarizes operating expenses:

	Nine Months Ended December 31,
	2019	2018

General and administrative	$36,903,000	$33,419,000
Sales and marketing	15,990,000	14,078,000
Research and development	6,694,000	5,574,000

Percent of net sales

General and administrative	9.6%	9.7%
Sales and marketing	4.2%	4.1%
Research and development	1.7%	1.6%

General and Administrative. Our general and administrative expenses for the nine months ended December 31, 2019 were $36,903,000, which represents an increase of $3,484,000, or 10.4%, from general and administrative expenses for the nine months ended December 31, 2018 of $33,419,000. This increase was due to (i) $2,196,000 of general and administrative expenses attributable to our fiscal 2019 acquisitions, (ii) $1,525,000 of increased professional services, (iii) $1,197,000 for personnel to support our growth initiatives, (iv) $965,000 of increased expense in connection with our internal control remediation efforts, (v) $769,000 of increased amortization of intangible assets in connection with our fiscal 2019 acquisitions, (vi) $557,000 of increased general and administrative expenses at our offshore locations to support our growth initiatives, and (vii) $473,000 of increased depreciation expense. These increases in general and administrative expenses were partially offset by (i) a non-cash $1,016,000 gain compared with a non-cash loss of $1,628,000 recorded due to the change in the fair value of the forward foreign currency exchange contracts during the nine months ended December 31, 2019 and 2018, respectively, and (ii) a non-cash gain of $1,491,000 due to the remeasurement of foreign currency-denominated lease liabilities during the nine months ended December 31, 2019.

Sales and Marketing. Our sales and marketing expenses for the nine months ended December 31, 2019 increased $1,912,000, or 13.6%, to $15,990,000 from $14,078,000 for the nine months ended December 31, 2018. This increase was due to (i) $1,983,000 of sales and marketing expenses attributable to our fiscal 2019 acquisitions, (ii) $639,000 for personnel to support our growth initiatives, and (iii) $177,000 of increased commissions. These increases in sales and marketing expenses were partially offset by $425,000 of decreased trade shows expenses and $377,000 of decreased marketing expense in connection with new business.

Research and Development. Our research and development expenses increased by $1,120,000, or 20.1%, to $6,694,000 for the nine months ended December 31, 2019 from $5,574,000 for the nine months ended December 31, 2018. The increase was primarily due to (i) $710,000 of research and development expenses attributable to our fiscal 2019 acquisitions and (ii) $477,000 for personnel to support our growth initiatives. These increases were partially offset by $147,000 of decreased supplies.

Interest Expense

Interest Expense, net. Our interest expense, net for the nine months ended December 31, 2019 increased $3,037,000, or 18.4%, to $19,575,000 from $16,538,000 for the nine months ended December 31, 2018. The increase in interest expense was primarily due to increased average outstanding borrowings in connection with our growth initiatives and as we build our inventory levels to support anticipated higher sales. The increased utilization of our accounts receivable discount programs was mostly offset by a decrease in the weighted average discount rate from these programs.

Provision for Income Taxes

Income Tax. We recorded an income tax expense of $1,752,000, or an effective tax rate of 66.0%, and an income tax benefit of $1,301,000, or an effective tax rate of 20.4%, for the nine months ended December 31, 2019 and 2018, respectively. The effective tax rates were primarily impacted by specific jurisdictions that we do not expect to recognize benefit of losses. The effective tax rate is based on current projections and any changes in future periods could result in an effective tax rate that is materially different from the current estimate.

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $75,094,000 and $73,528,000, a ratio of current assets to current liabilities of 1.3:1.0 at December 31, 2019 and March 31, 2019, respectively.

We generated cash during the nine months ended December 31, 2019 from the use of receivable discount programs as well as from our credit facility. The cash generated from these activities was primarily used for our growth initiatives and to build our inventory levels to support anticipated higher sales.

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

Share Repurchase Program

As of December 31, 2019, $15,692,000 of the $37,000,000 authorized share repurchase program had been utilized and $21,308,000 remained available to repurchase shares, subject to the limit in our credit facility. Our credit facility permits the payment of up to $20,000,000 of dividends and share repurchases per fiscal year, subject to a minimum availability threshold and pro forma compliance with financial covenants. We retired the 675,561 shares repurchased under this program through December 31, 2019. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Cash Flows

The following summarizes cash flows as reflected in the condensed consolidated statements of cash flows:

	Nine Months Ended December 31,
	2019	2018
Cash flows provided by (used in):
Operating activities	$(4,410,000)	$(20,328,000)
Investing activities	(9,650,000)	(13,244,000)
Financing activities	13,546,000	29,290,000
Effect of exchange rates on cash and cash equivalents	61,000	(176,000)

Net decrease in cash and cash equivalents	$(453,000)	$(4,458,000)

Additional selected cash flow data:
Depreciation and amortization	$7,019,000	$4,933,000
Capital expenditures	10,846,000	8,548,000

Net cash used in operating activities was $4,410,000 and $20,328,000 during the nine months ended December 31, 2019 and 2018, respectively. The changes in our cash used in operating activities during the nine months ended December 31, 2019 as compared to the nine months ended December 31, 2018 were due primarily to increased operating results (net income plus the net add-back for non-cash transactions in earnings). In addition, our cash flows used in operating activities continue to be significantly impacted by our growth initiatives, including our product line expansion, and our inventory levels.

Net cash used in investing activities was $9,650,000 and $13,244,000 during the nine months ended December 31, 2019 and 2018, respectively, due primarily to our December 2018 acquisition. In addition, during the nine months ended December 31, 2019, we redeemed short-term investments, which was partially offset by increased purchases of equipment for our current operations and the expansion of our operations in Mexico.

Net cash provided by financing activities was $13,546,000 and $29,290,000 during the nine months ended December 31, 2019 and 2018, respectively, due mainly to lower net borrowings under our credit facility. In addition, during the nine months ended December 31, 2018 we used $4,062,000 for share repurchases.

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

In June 2019, we entered into a second amendment to the Credit Facility (the “Second Amendment”). The Second Amendment, among other things, (i) increased the total size of the Revolving Facility to $238,620,000, (ii) modified the fixed charge coverage ratio financial covenant, (iii) modified the definition of “Consolidated EBITDA”, (iv) modified the borrowing base definition to, among other things, include brake-related products as eligible inventory, (v) increased the letter of credit sublimit to $20,000,000, (vi) increased the Canadian revolving sublimit and swing line sublimit to $24,000,000, (vii) increased the swing line sublimit to $23,862,000, (viii) permitted up to $5,000,000 of sale and lease back transactions per fiscal year, (ix) increased the permitted amount of certain capital expenditures, (x) increased the permitted amount of operating lease obligations per fiscal year, and (xi) increased certain other covenant-related baskets. We capitalized $973,000 of new debt issuance costs in connection with the Second Amendment, which is included in prepaid and other current assets in the condensed consolidated balance sheet at December 31, 2019.

The Term Loans require quarterly principal payments of $937,500 beginning October 1, 2018. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on our Term Loans and Revolving Facility was 4.45% and 4.55% at December 31, 2019, respectively, and 5.24% at March 31, 2019.

The Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of December 31, 2019.

The following summarizes the financial covenants required under the Credit Facility:

	Calculation as of December 31, 2019	Financial covenants required under the Credit Facility
Maximum senior leverage ratio	2.06	3.00
Minimum fixed charge coverage ratio	1.37	1.10

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

We had $130,000,000 and $110,400,000 outstanding under the Revolving Facility at December 31, 2019 and March 31, 2019, respectively. In addition, $4,039,000 was outstanding for letters of credit at December 31, 2019. At December 31, 2019, after certain contractual adjustments, $73,767,000 was available under the Revolving Facility.

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

The following is a summary of the receivable discount programs:

	Nine Months Ended December 31,
	2019	2018
Receivables discounted	$341,339,000	$287,206,000
Weighted average days	347	340
Annualized weighted average discount rate	3.5%	4.2%
Amount of discount recognized as interest expense	$11,570,000	$11,377,000

Off-Balance Sheet Arrangements

At December 31, 2019, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our total capital expenditures, including finance leases, were $13,231,000 and $8,755,000 for the nine months ended December 31, 2019 and 2018, respectively. These capital expenditures primarily include the purchase of equipment for our current operations and the expansion of our operations in Mexico. We expect to incur approximately $6,000,000 of capital expenditures for our current operations and approximately $12,000,000 for continued expansion of our operations in Mexico during fiscal 2020. We have used and expect to continue using our working capital and additional capital lease obligations to fund these capital expenditures.

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

Upon adoption, we recorded operating lease liabilities of $53,043,000 and corresponding operating lease assets of $50,773,000. The difference between the operating lease assets and liabilities recognized on our condensed consolidated balance sheet primarily related to accrued rent on existing leases that were offset against the operating lease asset upon adoption. There was an immaterial reclassification of non-lease components to finance lease assets and finance lease liabilities upon adoption due to our election to combine non-lease components with lease components. The adoption of the new guidance did not have any impact on our rent expense and condensed consolidated statement of cash flows. However, we have material nonfunctional currency leases that could have a material impact on our condensed consolidated statements of operations. As required for other monetary liabilities, lessees shall remeasure a foreign currency-denominated lease liability using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates, which are not affected by subsequent changes in the exchange rates. We recorded recorded gains of $2,128,000 and $1,491,000 in general and administrative expenses in connection with the remeasurement of foreign currency-denominated lease liabilities during the three and nine months ended December 31, 2019, respectively. See Note 9 for additional discussion of the adoption of ASC 842 and the impact on our financial statements.

New Accounting Pronouncements Not Yet Adopted

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued an accounting pronouncement related to the measurement of credit losses on financial instruments. This pronouncement, along with a subsequent ASU issued to clarify certain provisions of the new guidance, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. We plan to adopt this pronouncement for our fiscal year beginning April 1, 2020. We are currently evaluating the impact of the adoption of this guidance and it is currently not expected to have any material impact on our consolidated financial statements, business processes, systems and internal controls.

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

Income Taxes

In December 2019, the FASB issued guidance that simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application. This guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2019, which was filed with the SEC on June 28, 2019.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2019. Based on this evaluation, our CEO, CFO and CAO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2019 as a result of the material weakness described in our Annual Report on Form 10-K and below.

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

1.
Management has hired additional finance and accounting personnel with the requisite experience and skill levels, supplemented by third-party technical accounting resources, sufficient to enable the proper and timely review of accounting analyses and memos in various technical areas.

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

The actions that we are taking are subject to ongoing review by our management, including our CEO, CFO and CAO, as well as Audit Committee oversight. Management expects the remediation plan to extend over multiple financial reporting periods throughout fiscal year 2020. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We currently expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2020.

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

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal controls over financial reporting, as described above. Except as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Shares repurchased during the three months ended December 31, 2019 were as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

October 1 - October 31, 2019:
Open market and privately negotiated purchases	-	$-	-	$21,308,000
November 1 - November 30, 2019:
Open market and privately negotiated purchases	-	$-	-	21,308,000
December 1 - December 31, 2019:
Open market and privately negotiated purchases	-	$-	-	21,308,000

Total	0		0	$21,308,000

(1)
As of December 31, 2019, $15,692,000 of the $37,000,000 authorized share repurchase program had been utilized and $21,308,000 remained available to repurchase shares, subject to the limit in our Credit Facility. We retired the 675,561 shares repurchased under this program through December 31, 2019. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

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

MOTORCAR PARTS OF AMERICA, INC.

Dated: February 10, 2020	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: February 10, 2020	By:	/s/ Kamlesh Shah
Kamlesh Shah
Chief Accounting Officer