Form 10-K
period 2020-03-31
MOTORCAR PARTS AMERICA INC
filed 2020-06-15
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

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

As of September 30, 2019, which was the last business day of the registrant’s most recently completed fiscal second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $313,529,239 based on the closing sale price as reported on the NASDAQ Global Select Market.

There were 18,972,380 shares of common stock outstanding as of June 8, 2020.

DOCUMENTS INCORPORATED BY REFERENCE:

In accordance with General Instruction G (3) of Form 10-K, the information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s Definitive Proxy Statement for the registrant’s next Annual Meeting of Stockholders filed within 120 days of March 31, 2020 or will be included in an amendment to this Form 10-K filed within 120 days of March 31, 2020.

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

This Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those expressed or implied by such statements. These factors include, but are not limited to: the current and future impacts of the COVID-19 public health crisis; concentration of sales to a small number of customers; changes in the financial condition of or our relationship with any of our major customers; increases in the average accounts receivable collection period; the loss of sales to customers; delays in payments by customers; the increasing customer pressure for lower prices and more favorable payment and other terms; lower revenues than anticipated from new and existing contracts; the increasing demands on our working capital; the significant strain on working capital associated with large inventory purchases from customers; lower efficiency or production due to stay at home orders issued by governments due to COVID-19 concerns; any meaningful difference between expected production needs and ultimate sales to our customers; investments in operational changes or acquisitions; our ability to obtain any additional financing we may seek or require; our ability to maintain positive cash flows from operations; our failure to meet the financial covenants or the other obligations set forth in our credit agreement and the lenders’ refusal to waive any such defaults; increases in interest rates; the impact of high gasoline prices; consumer preferences and general economic conditions; increased competition in the automotive parts industry including increased competition from Chinese and other offshore manufacturers; difficulty in obtaining Used Cores and component parts or increases in the costs of those parts; political, criminal or economic instability in any of the foreign countries where we conduct operations; currency exchange fluctuations; potential tariffs, unforeseen increases in operating costs; risks associated with cyber-attacks; risks associated with conflict minerals; the impact of new tax laws and interpretations thereof; uncertainties affecting our ability to estimate our tax rate and other factors discussed herein and in our other filings with the Securities and Exchange Commission (the “SEC”). These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expected in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.	Business

General

We are a leading supplier of automotive aftermarket non-discretionary replacement parts and diagnostic equipment.

Consistent with our strategic vision statement to be “The Global Leader for Parts and Solutions that Move Our World Today and Tomorrow.”, we have implemented a multi-pronged platform for growth in hard parts and solutions, which are discussed further in the sections below. We operate in the non-discretionary automotive aftermarket replacement hard parts business in both the $130 billion light duty and $15 billion heavy duty markets in North America. Our current products in the hard parts business include a significant presence in the rotating electrical category (alternators and starters). In January 2019, we completed the acquisition of all the equity interests of Dixie Electric, Ltd (“Dixie”), a privately held manufacturer and remanufacturer of alternators and starters for automotive aftermarket non-discretionary replacement parts for heavy-duty truck, industrial, marine and agricultural applications, based in Ontario, Canada, which enhanced our heavy-duty rotating electrical initiatives. This acquisition added an estimated $698 million market opportunity for heavy duty rotating electrical to our existing rotating electrical business.

We have a scalable infrastructure, and our growth opportunities remain abundant. Our growth strategy relating to hard parts includes growing market share in all of our existing hard parts product lines with a significant focus on launching and growing an expanding line of brake products, including brake calipers, brake boosters, brake rotors, brake pads and master cylinders.

In addition to our hard parts business, we offer rotating electrical diagnostic equipment to both original equipment manufacturers and aftermarket manufacturers and distributors.

As we execute on our strategic vision for the future, we are focused on growing our emerging electrification business and leveraging our highly respected line of development and diagnostic solutions – including simulation, emulation and production software and hardware. In addition, these offerings have applications for the aerospace and military industries to support fast-evolving electrification applications and related software and hardware requirements.

Our premium non-discretionary replacement parts for automotive light duty applications are primarily sold to automotive retail chain stores and warehouse distributors throughout North America, and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The current population of light duty vehicles in the U.S. is approximately 280 million, and the average age of these vehicles is approximately 12 years and is expected to continue to grow, in particular during recession years. The aged vehicle population provides favorable opportunities for sales of our parts. Although miles driven can fluctuate for various reasons, including fuel prices, they have been steadily increasing for several years. Demand for replacement parts generally increases with the age of vehicles and miles driven.

The automotive aftermarket is divided into two markets. The first is the do-it-yourself (“DIY”) market, which is generally serviced by the large retail chain outlets and on-line resellers. Consumers who purchase parts from the DIY channel generally install parts into their vehicles themselves. In most cases, this is a less expensive alternative than having the repair performed by a professional installer. The second is the professional installer market, commonly known as the do-it-for-me (“DIFM”) market. Traditional warehouse distributors, dealer networks, and commercial divisions of retail chains service this market. Generally, the consumer in this channel is a professional parts installer. Our products are distributed to both the DIY and DIFM markets. The distinction between these two markets has become less defined over the years, as retail outlets leverage their distribution strength and store locations to attract professional customers.

We also supply aftermarket non-discretionary replacement parts to the heavy-duty truck, industrial, marine, and agricultural aftermarket, which has some overlap with the automotive aftermarket as discussed above, but also has specialty distribution channels through OES, fleet, and auto electric outlets.

Our position within the diagnostic testing market is particularly promising, as discussed above. We have expanded our diagnostic equipment applications for combustion engine vehicles, including bench top testers for alternators and starters, and offer diagnostic technology solutions for the pre- and post-production of electric vehicles, as well as software emulation of power systems applications for the electrification of all forms of transportation, including automobiles, trucks and the emerging electrification of systems with the aerospace industry.  The global automotive component and powertrain testing market represents a multi-billion-dollar market, and solidly establishes our growth for today and the future, as electrification becomes increasingly important around the world.

Growth Strategies and Key Initiatives

As noted above, we have a multi-pronged growth strategy: first, we are focused on growing our aftermarket hard parts business in the North American marketplace; second, we are focused on growing our diagnostic business for internal combustion engines on a global basis — including original equipment and aftermarket; and third, we are focused on growing our electric vehicle diagnostic business servicing original equipment manufacturers for automotive and aerospace applications on a global basis.

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

•
Creating value for our customers.  A core part of our strategy is ensuring that we add meaningful value for our customers. We consistently support and pilot our customers’ supply management initiatives in addition to providing demand analytics, inventory management services, online training guides, and market share and retail store layout information to our customers.

•
Technological innovation.  We continue to expand our research and development teams as we further develop in-house technologies and advanced testing methods. This elevated level of technology aims to deliver our customers the highest quality products and support services that can be offered.

Diagnostics
Rotating Electrical

•
We provide industry-leading diagnostic equipment to both the original equipment and aftermarket. We are continuously upgrading our equipment to accommodate testing for the latest alternator and starter technology for both existing and new customers. These software and hardware upgrades are also available for existing products that the customer is using. In addition, we provide industry leading maintenance and service support for our testing equipment to provide a better end-user experience and value to our customers.

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

Recent Developments

In March 2020, the World Health Organization (“WHO”) declared the outbreak of the novel coronavirus (“COVID-19”) as a pandemic, which has spread globally and created significant volatility, uncertainty and economic disruption in many countries in which we operate, including the United States, Mexico, Canada, Singapore, Malaysia, China, and India. National, state and local governments in these countries have implemented a variety of measures in response to the COVID-19 pandemic that have the effect of restricting or limiting, among other activities, the operations of certain businesses. However, automotive repair and the related supply and distribution of parts have generally been classified as critical, essential or life-sustaining businesses exempted from these government shutdowns and to date we have been able to continue our business operations. Please see the discussion in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in Item 1A "Risk Factors" for further information regarding the COVID-19 pandemic declared by the WHO in March 2020.

Products

We carry approximately 36,000 stock keeping units (“SKUs”) to support automotive replacement parts and diagnostic equipment business. Our products are sold under our customers’ widely recognized private label brand names and our own brand names including Quality-Built®, Pure Energy™, Xtreme®, Talon®, Reliance™, D&V Electronics, E&M Power, Dixie Electric, DelStar®, and Select Power Source™.

Our products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake-related products, which include brake calipers, brake boosters, and brake master cylinders, and (iv) diagnostics and other products, which include diagnostics systems, advanced power emulators used for the development of electric vehicles and aerospace applications, and custom power electronic products for quality control in the development and production of electric vehicles and turbochargers.

Segment Reporting

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for segment reporting, we have identified our chief operating decision maker (“CODM”), reviewed the documents used by the CODM, and understand how such documents are used by the CODM to make financial and operating decisions. We have determined through this review process that our business comprises three separate operating segments. Two of the operating segments meet all of the aggregation criteria, and are aggregated. The remaining operating segment does not meet the quantitative thresholds for individual disclosure and we have combined our operating segments into a single reportable segment.

Sales, Marketing and Distribution

We sell our products to the largest automotive chains, including Advance (inclusive of Carquest, Autopart International, and Worldpac), AutoZone, Genuine Parts (NAPA), and O’Reilly with an aggregate of approximately 25,000 retail outlets. We sell diagnostic equipment via direct and indirect sales channels, technical conferences, and trade shows to some of the world’s best automotive companies. We also sell diagnostic equipment to customers in the aerospace/aviation sector. In addition, our products are sold to OES customers, professional installers, and a diverse group of automotive warehouse distributors. During fiscal 2020, we sold approximately 98% of our products in North America, with less than 2% of our products sold in Asian and European countries.

We publish printed and electronic catalogs with part numbers and applications for our hard parts products along with a detailed technical glossary and informational database. In addition, we publish printed and electronic product and service brochures and data sheets for our diagnostic product and service offerings. We believe that we maintain one of the most extensive catalog and product identification systems available to the market.

We primarily ship our products from our facilities and various third-party warehouse distribution centers in North America, including our 410,000 square foot distribution center in Tijuana, Mexico.

Customers: Customer Concentration. While we continually seek to diversify our customer base, we currently derive, and have historically derived, a substantial portion of our sales from a small number of large customers. Sales to our three largest customers in the aggregate represented 84%, 83%, and 85%, and sales to our largest customer, AutoZone, represented 38%, 38%, and 41% of our net sales during fiscal 2020, 2019 and 2018, respectively. Any meaningful reduction in the level of sales to any of these customers, deterioration of the financial condition of any of these customers or the loss of any of these customers could have a materially adverse impact on our business, results of operations, and financial condition.

Customer Arrangements; Impact on Working Capital. We have various length agreements with our customers. Under these agreements, which in most cases have initial terms of at least four years, we are designated as the exclusive or primary supplier for specified categories of our products. Because of the very competitive nature of the market and the limited number of customers for these products, our customers have sought and obtained price concessions, significant marketing allowances and more favorable delivery and payment terms in consideration for our designation as a customer’s exclusive or primary supplier. These incentives differ from contract to contract and can include: (i) the purchase of Remanufactured Core inventory on customer shelves, (ii) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (iii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iv) discounts granted in connection with each individual shipment of product, and (v) store expansion or product development support. These contracts typically require that we meet ongoing performance standards. Our contracts with our customers expire at various dates through December 2024.

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

Competition

Our business is highly competitive. We compete with several large and medium-sized companies, including BBB Industries and Cardone Industries for hard parts, AVL, Horiba, Siemens, and FEV for diagnostic equipment and a large number of smaller regional and specialty companies. We also compete with other overseas manufacturers, particularly those located in China who are increasing their operations and could become a significant competitive force in the future.

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

We believe our ability to educate also helps to distinguish us from many of our competitors. We have created an online library of video courses, aimed at supporting our customers as they seek to train the next generation of technicians. We also offer live and web-based training courses via our recently created education facility within our Torrance, California headquarters. We believe our ability to provide quality replacement automotive parts, rapid and reliable delivery capabilities as well as promotional support also distinguishes us from many of our competitors. In addition, favorable pricing, our core exchange program, and extended payment terms are also very important competitive factors in customers’ purchase decisions.

We seek to protect our proprietary processes and other information by relying on trade secret laws and non-disclosure and confidentiality agreements with certain of our employees and other persons who have access to that information.

Operations

Production Process for Non-discretionary Replacement Parts. The majority of our products are remanufactured at our facilities in Mexico, Canada, and to a lesser extent in Malaysia. We continue to maintain production of certain remanufactured units that require specialized service and/or rapid turnaround in our Torrance, California facility. We also manufacture and assemble new products at our facilities in Malaysia and India. Our remanufacturing process begins with the receipt of Used Cores from our customers or core brokers. The Used Cores are evaluated for inventory control purposes and then sorted by part number. Each Used Core is completely disassembled into its fundamental components. The components are cleaned in an environmentally sound process that employs customized equipment and cleaning materials in accordance with the required specifications of the particular component. All components known to be subject to major wear and those components determined not to be reusable or repairable are replaced by new components. Non-salvageable components of the Used Core are sold as scrap.

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

Production Process for Diagnostic Equipment. Our diagnostic systems are engineered and manufactured in North America at facilities in Toronto, Canada and Binghamton, New York, U.S. Our facility in Canada is certified under ISO 9001:2015 quality management system, which mandates that we foster continuous improvement to our manufacturing processes. Materials for custom systems are purchased in a “just-in-time” environment while materials for standard systems are purchased in economic quantities. All materials and components are inspected and tested when required. Certain components require certificates of compliance or test results from our vendors prior to shipping to us. Our manufacturing process combines skilled labor from certified and licensed technicians with raw materials, manufactured components, purchased components, and purchased capital components to complete a diagnostic system. All diagnostic systems are inspected and tested per our quality control program, which has been approved by the ISO 9001:2015 quality management system.

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

Employees

We employed 4,012 full-time global employees as of March 31, 2020. We use independent contractors and temporary employees to supplement our workforce as needed. A union represents 3,046 of the employees at our Mexico facilities. All other employees are non-union. We consider our relations with our employees to be satisfactory.

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

Our business, results of operations, and financial condition could be materially adversely affected by the effects of widespread public health crises, including the novel coronavirus (“COVID-19”) pandemic, that are beyond our control.

The outbreak of COVID-19 in countries in which we operate, including the U.S., Mexico, Canada, Singapore, Malaysia, China, and India, could have a material adverse effect on our business, results of operations and financial condition. Ultimately, the duration and severity of the pandemic may vary depending on the characteristics of the virus and the public health response; therefore, the nature and extent of its impact on our business and operations may be uncertain and beyond our control. In April 2020, we experienced a softening in customer demand for our products and our sales could continue to decrease as a result of a decrease in customer demand for our products as a result of the COVID-19 pandemic, as well as a deterioration of general economic conditions, including a possible national or global recession, and we can provide no assurance that any decrease in sales will be offset by increased sales in the future. We have taken actions to reduce production volumes and implement cost reduction and cash preservation initiatives, including reductions in capital expenditures and employee layoffs and furloughs and may be required to do more so in the future, which could negatively impact our future growth and ability to take advantage of potential opportunities.

In the countries in which we operate, national, state and local governments have implemented a variety of measures in response to the COVID-19 pandemic, including the declaration of states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), restricting or limiting the operations of businesses deemed to be non-essential, and imposing travel restrictions on individuals, including restrictions requiring individuals to stay at their place of residence except to perform certain activities deemed to be essential. Although certain states have issued executive orders requiring all workers to remain at home, unless their work is critical, essential or life-sustaining, automotive repair and the related supply and distribution of parts have been classified as critical, essential or life-sustaining businesses exempted from these government shutdowns, in the United States and Canada. Therefore, the vast majority of our customers are currently open for business. In turn, all our major facilities in the United States and Canada have remained open and operating to date, with modified staffing in certain locations where appropriate. Although we have been able to continue to perform with certain modifications, we can provide no assurances that we will be able to continue to operate in the future without disruption, as a result of new or modifications to existing governmental measures in response to the COVID-19 pandemic.

Our other international locations have incurred various levels of restrictions. In particular, the Mexican government implemented certain measures in March through May 2020 that resulted in a reduction in productivity, as well as the temporary closure of all of our manufacturing and distribution facilities in Tijuana, Mexico, in mid-April 2020. We have also suffered closures of manufacturing, remanufacturing, and distribution facilities in China, Malaysia, Singapore and India. As of the filing of this Report, although all of our facilities are operational, any restrictions or limitations on our ability to perform such operations in the future without disruption, such as temporary closures, as a result of governmental measures in response to the pandemic could have a material adverse effect on our business, results of operations and financial condition.

The COVID-19 pandemic could cause material disruption to our business and operations as a result of worker absenteeism due to illness or other factors, and the implementation of various exposure-reducing and infection prevention measures, such as cleaning and disinfecting measures, social distancing, staggered work shifts and reduced operations and production volumes. Depending on the extent and duration of these disruptions, and their effects on our operations, our costs could increase, including our costs to address the health and safety of our employees, our ability to remanufacture and distribute product to satisfy demand for our products could be adversely impacted and, as a result, our business, financial condition and results of operations could be materially adversely affected.

Furthermore, the COVID-19 pandemic also adversely affects the business, operations and financial condition of our customers, suppliers and other supply chain partners as a result of the governmental measures described above, disruptions to their business and operations for reasons similar to those described above, and their ability to manage and mitigate the adverse effects of these and other risks unique to their business and operations that may arise as a result of the pandemic. Similarly, our suppliers may not have the materials, capacity, or capability to manufacture our products or components according to our schedule and specifications. If our suppliers’ operations are impacted, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our results of operations. The duration of the disruption to our customers and to our supply chain, and related financial impact to us, cannot be estimated at this time. Should such disruption continue for an extended period of time, the impact could have a material adverse effect on our business, results of operations and financial condition.

We rely on a few large customers for a majority of our business, and the loss of any of these customers, significant changes in the prices, marketing allowances or other important terms provided to any of these customers or adverse developments with respect to the financial condition of these customers could reduce our net income and operating results.

Our net sales are concentrated among a small number of large customers. Sales to our three largest customers in the aggregate represented 84%, and sales to our largest customer represented 38% of our net sales during fiscal 2020. We are under ongoing pressure from our major customers to offer lower prices, extended payment terms, increased marketing and other allowances and other terms more favorable to these customers because our sales to these customers are concentrated, and the market in which we operate is very competitive. These customer demands have put continued pressure on our operating margins and profitability, resulted in periodic contract renegotiation to provide more favorable prices and terms to these customers and significantly increased our working capital needs. In addition, this customer concentration leaves us vulnerable to any adverse change in the financial condition of these customers. Changes in terms with, significant allowances for and collections from these customers could affect our operating results and cash flows. The loss of or a significant decline in sales to any of these customers could adversely affect our business, results of operations, and financial condition.

Failure to compete effectively could reduce our market share and significantly harm our financial performance.

Our industry is highly competitive, and our success depends on our ability to compete with suppliers of automotive aftermarket products, some of which may have substantially greater financial, marketing and other resources than we do. The automotive aftermarket industry is highly competitive, and our success depends on our ability to compete with domestic and international suppliers of automotive aftermarket products. Due to the diversity of our product offering, we compete with several large and medium-sized companies, including BBB Industries and Cardone Industries for hard parts, and AVL, Horiba, Siemens, and FEV for diagnostic equipment and a large number of smaller regional and specialty companies and numerous category specific competitors. In addition, we face competition from original equipment manufacturers, which, through their automotive dealerships, supply many of the same types of replacement parts we sell.

Some of our competitors may have larger customer bases and significantly greater financial, technical and marketing resources than we do. These factors may allow our competitors to:

•
respond more quickly than we can to new or emerging technologies and changes in customer requirements by devoting greater resources than we can to the development, promotion and sale of automotive aftermarket products;

•	engage in more extensive research and development; and
•	spend more money and resources on marketing and promotion.

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

Unfavorable economic conditions may adversely affect our business.

Adverse changes in economic conditions, including inflation, recession, increased fuel prices, tariffs, and unemployment levels, availability of consumer credit, taxation or instability in the financial markets or credit markets may either lower demand for our products or increase our operational costs, or both. In addition, elections and other changes in the political landscape could have similar effects. Such conditions may also materially impact our customers, suppliers and other parties with whom we do business. Our revenue will be adversely affected if demand for our products declines. The impact of unfavorable economic conditions may also impair the ability of our customers to pay for products they have purchased. As a result, reserves for doubtful accounts and write-offs of accounts receivables may increase and failure to collect a significant portion of amounts due on those receivables could have a material adverse effect upon our business, financial condition and results of operations.

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

Our overseas operations, especially our operations in Mexico, increase our exposure to political, criminal or economic instability in the host countries and to currency fluctuations. Risks are inherent in international operations, including:

•	exchange controls and currency restrictions;
•	currency fluctuations and devaluations;
•	changes in local economic conditions;
•	repatriation restrictions (including the imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries);
•	global sovereign uncertainty and hyperinflation in certain foreign countries;
•	laws and regulations relating to export and import restrictions;
•	exposure to government actions;
•	increased required employment related costs; and
•	exposure to local political or social unrest including resultant acts of war, terrorism or similar events.

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

We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. In fiscal 2020, approximately 21% of our total expenses were in currencies other than the U.S. dollar. As a result of our extensive operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso. To mitigate this currency risk, we enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. We also enter into forward foreign exchange contracts to exchange U.S. dollars for Chinese yuan in order to mitigate risk related to our purchases and payments to our Chinese vendors. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. These contracts generally expire in a year or less. Any change in the fair value of foreign exchange contracts is accounted for as an increase or decrease to general and administrative expenses in current period earnings. We recorded a non-cash loss of $6,491,000 due to the change in the fair value of the forward foreign currency exchange contracts in general and administrative expenses during fiscal 2020. In addition, we recorded a loss of $11,710,000 in connection with the remeasurement of foreign currency-denominated lease liabilities during fiscal 2020.

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

In addition, because we depend on independent third parties to manufacture a significant portion of our wheel hub, brake calipers, brake master cylinders, and other purchased finished goods, we cannot be certain that we will not experience operational difficulties with such manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality controls and failure to meet production deadlines or increases in manufacturing costs.

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

A significant portion of our inventory is manufactured in and distributed from Mexico. In November 2018, the U.S., Mexico and Canada signed the United States-Mexico-Canada Agreement (the “USMCA”), which is designed to overhaul and update the North American Free Trade Agreement. The USMCA has been be ratified by the respective legislatures of each of the three countries. Congress approved the USMCA in the United States-Mexico-Canada Agreement Implementation Act in January 2020 (the “Act”), and the President signed the Act into law. The U.S. Trade Representative has notified Congress it plans to bring the agreement into force on July 1, 2020. While USMCA has been enacted, there are still steps that must be taken by the parties to complete the “entry into force” process.

Possible new tariffs that might be imposed by the United States government could have a material adverse effect on our results of operations.

The U.S. government has placed tariffs on certain goods imported from China and may impose new tariffs on goods imported from China and other countries, including products that we import. In retaliation, China has responded by imposing tariffs on a wide range of products imported from the U.S. and by adjusting the value of its currency. If renegotiations of existing tariffs are unsuccessful or additional tariffs or trade restrictions are implemented by the U.S. or other countries in connection with a global trade war, the resulting escalation of trade tensions could have a material adverse effect on world trade and the global economy. Even in the absence of further tariffs or trade restrictions, the related uncertainty and the market's fear of an economic slowdown could lead to a decrease in consumer spending and we may experience lower net sales than expected. Reduced net sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses.

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

The products we manufacture or contract to manufacture contain small quantities of Tin and Gold. We manufacture or contract to manufacture one product with small quantities of Tantalum. For the reporting year ending December 31, 2019, 100% of applicable suppliers responded to our request for information on sourcing of their “conflict minerals.” This inquiry yielded 195 smelters, refiners, or metal processing facilities for these minerals that are, or could be, in our supply chain. Of these, 97% were validated as conflict-free, per publicly available information on the Conflict Free Sourcing Initiative website. For the majority of the remaining entities reported to us, there is insufficient data for the industry to determine the source of materials for their smelters.

Our strategy for managing risks associated with conflict minerals in products includes continuing to encourage our suppliers to engage in conflict-free sourcing and obtaining data from our suppliers that is more applicable to the products we purchase. We continue to monitor progress on industry efforts to ascertain whether some facilities that suppliers identified are actually smelters. We do not believe conflict minerals pose risk to our operations. We are a member of the Automobile Industry Action Group (AIAG) and support their efforts in the conflict minerals area.

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

Our stock price may decline substantially as a result of developments in our business, the volatile nature of the stock market, and other factors beyond our control. Our stock price and the stock market generally has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, including: (i) our operating results failing to meet the expectations of securities analysts or investors in any period, (ii) downward revisions in securities analysts’ estimates, (iii) market perceptions concerning our future earnings prospects, (iv) public or private sales of a substantial number of shares of our common stock, (v) adverse changes in general market conditions or economic trends, and (vi) market shocks generally or in our industry, such as what has recently occurred in connection with COVID-19.

Our past material weakness, and any future failure to maintain effective internal control over financial reporting, may affect our ability to accurately report our financial results and could materially and adversely affect the market price of our common stock.

Under the Sarbanes-Oxley Act, we must maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal controls, we determined that we had a material weakness in our internal controls as of March 31, 2019 and developed a plan to remediate such weakness, which we completed as of this filing. We cannot assure you that our internal control over financial reporting will be effective in the future or that other material weakness will not be discovered in the future. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with the NASDAQ Global Select Market or subject us to adverse regulatory consequences. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following sets forth the location, type of facility, square footage and ownership interest in each of our material facilities.

Location	Type of Facility	Approx. Square Feet	Leased or Owned	Expiration

Torrance, CA	Remanufacturing, Warehouse, Administrative, and Office	231,000	Leased	March 2022
Tijuana, Mexico	Remanufacturing, Warehouse, and Office	312,000	Leased	August 2033
Tijuana, Mexico	Distribution Center and Office	410,000	Leased	December 2032
Tijuana, Mexico	Remanufacturing	199,000	Leased	December 2032
Tijuana, Mexico	Core Induction and Warehouse	173,000	Leased	December 2032
Tijuana, Mexico	Warehouse	72,000	Leased	July 2021
Ontario, Canada	Remanufacturing, Warehouse, and Office	157,000	Leased	May 2023
Ontario, Canada	Manufacturing, Warehouse, and Office	35,000	Leased	December 2022
Singapore & Malaysia	Remanufacturing, Warehouse, and Office	90,000	Leased	Various through December 2022
Shanghai, China	Warehouse and Office	27,000	Leased	March 2021

We believe the above mentioned facilities are sufficient to satisfy our current and foreseeable operations.

Item 3.	Legal Proceedings

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

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol MPAA. As of June 8, 2020, there were 18,972,380 shares of common stock outstanding held by 11 holders of record.

Purchases of Equity Securities by the Issuer

Share repurchase activity during the fourth quarter of fiscal 2020 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

January 1 - January 31, 2020:
Open market and privately negotiated purchases	-	$-	-	$21,308,000
February 1 - February 29, 2020:
Open market and privately negotiated purchases	-	$-	-	21,308,000
March 1 - March 31, 2020:
Open market and privately negotiated purchases	-	$-	-	21,308,000

Total	0		0	$21,308,000

(1)
As of March 31, 2020, $15,692,000 of the $37,000,000 had been utilized and $21,308,000 remained available to repurchase shares under the authorized share repurchase program, subject to the limit in our Amended Credit Facility. We retired the 675,561 shares repurchased under this program through March 31, 2020. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Equity Compensation Plan Information

The following summarizes our equity compensation plans as of March 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c )

Equity compensation plans approved by security holders	1,738,106(1)	$18.18(2)	773,732(3)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,738,106	$18.18	773,732

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

Stock Performance Graph

The following graph compares the cumulative return to holders of our common stock for the five years ending March 31, 2020 with the NASDAQ Composite Total Returns Index and the Zacks Retail and Wholesale Auto Parts Index. The comparison assumes $100 was invested at the close of business on March 31, 2015 in our common stock and in each of the comparison groups, and assumes reinvestment of dividends.

Item 6.	Selected Financial Data

The following selected historical consolidated financial information for the periods indicated below has been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto.

Factors affecting the comparability of our Selected Financial Data as follows:

•	Upon adoption of ASC 842, Leases, on April 1, 2019, right-of-use operating assets and operating lease liabilities were recorded on the consolidated balance sheet at March 31, 2020.
•	Prior to the retrospective adoption of ASC 606, Revenue from Contract with Customers, on April 1, 2018, we reported our core inventory as a long-term asset in our consolidated balance sheets.
•
We acquired certain assets and assumed certain liabilities of Mechanical Power Conversion, LLC in December 2018. We also completed the acquisitions of all of the equity interests of D&V Electronics Ltd. in July 2017 and Dixie Electric, Ltd. in January 2019.

	Fiscal Years Ended March 31,
Income Statement Data	2020	2019	2018	2017	2016

Net sales	$535,831,000	$472,797,000	$427,548,000	$422,058,000	$369,670,000
Operating income	16,738,000	15,646,000	50,834,000	69,815,000	38,286,000
Net (loss) income	(7,290,000)	(7,849,000)	19,264,000	38,735,000	10,269,000
Basic net (loss) income per share	$(0.39)	$(0.42)	$1.02	$2.08	$0.56
Diluted net (loss) income per share	$(0.39)	$(0.42)	$0.99	$1.99	$0.54

	March 31,
Balance Sheet Data	2020	2019	2018	2017	2016

Total assets	$777,029,000	$632,362,000	$552,427,000	$445,090,000	$425,647,000
Working capital (1)	90,624,000	73,528,000	90,287,000	(17,710,000)	11,391,000
Revolving loan	152,000,000	110,400,000	54,000,000	11,000,000	7,000,000
Term loan	24,140,000	27,872,000	16,981,000	19,999,000	23,047,000
Finance lease liabilities	5,964,000	4,508,000	5,084,000	2,512,000	2,608,000
Operating lease liabilities	66,529,000	-	-	-	-
Other long term liabilities	97,225,000	44,558,000	49,282,000	25,986,000	35,066,000
Shareholders’ equity	275,520,000	279,755,000	286,880,000	257,333,000	218,257,000

(1)	Our working capital is calculated as current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management Overview

We have been focused on implementing a multi-pronged platform for growth within the non-discretionary automotive aftermarket for the replacement parts and diagnostic testing industry, through organic growth and acquisitions. Our investments in infrastructure and human resources, including the consolidation of our distribution center in Mexico and the significant expansion of manufacturing capacity, are expected to be transformative and scalable. As a result, gross profit and net income have been impacted, and our future performance and opportunities should be considered with these factors in mind.

New products introduced through our growth strategies noted above include: (i) turbochargers through an acquisition in July 2016; (ii) brake power boosters in August 2016; (iii) the design and manufacture of diagnostics systems for alternators, starters, belt-start generators (stop start and hybrid technology), and electric power trains for electric vehicles through an acquisition in July 2017; (iv) the design and manufacture of advanced power emulators (AC and DC) and custom power electronic products for the automotive and aerospace industries through an acquisition in December 2018; (v) alternators and starters for medium and heavy duty trucks, industrial equipment, farm and agriculture, transit and emergency service vehicles, and marine applications through an acquisition in January 2019; and (vi) the addition of brake calipers in August 2019.

Impact of the Novel Coronavirus (“COVID-19”)

In March 2020, the WHO declared the outbreak of COVID-19 as a pandemic, which has spread globally and created significant volatility, uncertainty and economic disruption in many countries, including the countries in which we operate. National, state and local governments in these countries have implemented a variety of measures in response to the COVID-19 pandemic that have the effect of restricting or limiting, among other activities, the operations of certain businesses.

Our business has continued to operate as we have been declared an essential business. We believe that the effects of the COVID-19 pandemic did not materially impact our financial results for the fourth quarter of fiscal 2020; however, the effects of the pandemic on our financial results for the first quarter of fiscal 2021 and other future periods could be significant and cannot currently be reasonably estimated due to the significant volatility, uncertainty and economic disruption caused by the pandemic. See Item 1A “Risk Factors” of this Form 10-K for further discussion of the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.

In response to the COVID-19 pandemic, we have established a committee, comprised of our executive officers, to oversee our risk identification, management and mitigation strategies regarding the impact of the pandemic on our business and operations. Among other significant risks that are actively being managed by the committee, are those relating to the duration, severity and scope of the pandemic, the impact of governmental measures in response to the pandemic, potentially declining customer demand for our products, the deterioration of general economic conditions, potential disruptions in our supply chain, the management of inventories and production volumes, and cost reduction and cash preservation initiatives, including potential reductions in capital expenditures. The committee continues to meet on a regular basis, closely monitoring events related to the pandemic and any appropriate actions that may be taken, including monitoring of any temporary closures, measures to ensure our employees are safe, and ways to reduce the overall negative impact of the pandemic.

Additionally, as part of the cost reduction measures implemented in response to the impact of the COVID-19 pandemic on our business, executive committee members have all agreed to at least a 25% reduction in base salary, until we believe it is fiscally responsible to reinstate the original base salaries. Our Board of Directors agreed to defer all board and committee fees and retainers, as well as waive any fees related to weekly board check in meetings, as long as the executive committee continues with a base salary reduction. We continue to analyze our cost structure and may implement additional cost reduction measures as may be necessary due to the on-going economic challenges resulting from the COVID-19 pandemic.

Segment Reporting

Pursuant to the guidance provided under the FASB ASC for segment reporting, we have identified our chief operating decision maker (“CODM”), reviewed the documents used by the CODM, and understand how such documents are used by the CODM to make financial and operating decisions. We have determined through this review process that our business comprises three separate operating segments. Two of the operating segments meet all of the aggregation criteria, and are aggregated. The remaining operating segment does not meet the quantitative thresholds for individual disclosure and we have combined our operating segments into a single reportable segment.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not currently aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of March 31, 2020. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Our remanufacturing operations include a core exchange program for the core portion of the finished good. The Used Cores that we acquire and are returned to us from our customers are a necessary raw material for remanufacturing. We also offer our customers marketing and other allowances that impact revenue recognition. These elements of our business give rise to more complex accounting than many businesses our size or larger.

New Accounting Pronouncements Recently Adopted

Leases

In February 2016, the FASB issued new guidance that requires balance sheet recognition of a lease asset and lease liability by lessees for all leases, other than leases with a term of 12 months or less if the short-term lease exclusion expedient is elected. The new guidance also requires new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. The new guidance required a modified retrospective approach with optional practical expedients. The FASB provided entities with an additional transition method, which allows an entity to apply this guidance as of the beginning of the period of adoption instead of the beginning of the earliest comparative period presented in the entity’s financial statements. We adopted this guidance on April 1, 2019 using the modified retrospective approach and the optional transition method permitted by the FASB. We also elected certain practical expedients permitted under the transition guidance, including the package of practical expedients, which allowed us not to reassess lease classification for leases that commenced prior to the adoption date. In addition, we elected to exempt leases with an initial term of 12 months or less from balance sheet recognition and, for all classes of assets, combining non-lease components with lease components.

Upon adoption, we recorded operating lease liabilities of $53,043,000 and corresponding operating lease assets of $50,773,000. The difference between the operating lease assets and liabilities recognized on our consolidated balance sheet primarily related to accrued rent on existing leases that were offset against the operating lease asset upon adoption. There was an immaterial reclassification of non-lease components to finance lease assets and finance lease liabilities upon adoption due to our election to combine non-lease components with lease components. The adoption of the new guidance did not have any impact on our rent expense and consolidated statement of cash flows. However, we have material nonfunctional currency leases that could have a material impact on our consolidated statements of operations. As required for other monetary liabilities, lessees shall remeasure a foreign currency-denominated lease liability using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates, which are not affected by subsequent changes in the exchange rates. We recorded a loss of $11,710,000 in general and administrative expenses in connection with the remeasurement of foreign currency-denominated lease liabilities during fiscal 2020. See Note 11 for additional discussion of the adoption of ASC 842 and the impact on our financial statements.

New Accounting Pronouncements Not Yet Adopted

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued an accounting pronouncement related to the measurement of credit losses on financial instruments. This pronouncement, along with a subsequent ASU issued to clarify certain provisions of the new guidance, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. We will adopt this guidance on April 1, 2020 and the adoption is not expected to have a significant impact on our consolidated financial statements and related disclosures. Additionally, the adoption is not expected to have any significant impact on our business processes, systems and internal controls.

Fair Value Measurements

In August 2018, the FASB issued guidance, which changes the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures. The standard is effective for financial statements issued for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We will adopt this guidance on April 1, 2020 and the adoption is not expected to have a significant impact on our consolidated financial statements and related disclosures.

Income Taxes

In December 2019, the FASB issued guidance that simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application. This guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements and related disclosures.

Reference Rate Reform

In March 2020, the FASB issued guidance that, for a limited time, eases the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating our contracts and the optional expedients provided by this guidance and the impact the new standard will have on our consolidated financial statements and related disclosures.

Inventory

Inventory is comprised of: (i) Used Core and component raw materials, (ii) work-in-process, and (iii) remanufactured and purchased finished goods.

Used Core, component raw materials, and purchased finished goods are stated at the lower of average cost or net realizable value.

Work-in-process is in various stages of production and is valued at the average cost of Used Cores and component raw materials issued to work orders still open, including allocations of labor and overhead costs. Historically, work-in-process inventory has not been material compared to the total inventory balance.

Remanufactured finished goods include: (i) the Used Core cost and (ii) the cost of component raw materials, and allocations of labor and variable and fixed overhead costs (the “Unit Value”). The allocations of labor and variable and fixed overhead costs are based on the actual use of the production facilities over the prior 12 months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, we exclude certain unallocated overhead such as severance costs, duplicative facility overhead costs, start-up costs, training, and spoilage from the calculation and expenses these unallocated overhead as period costs. Purchased finished goods also include an allocation of fixed overhead costs.

The estimate of net realizable value is subjective and based on our judgment and knowledge of current industry demand and management’s projections of industry demand. The estimates may, therefore, be revised if there are changes in the overall market for our products or market changes that in our judgment, impact our ability to sell or liquidate potentially excess or obsolete inventory. Net realizable value is determined at least quarterly as follows:

•
Net realizable value for finished goods by customer by product line are determined based on the agreed upon selling price with the customer for a product in the trailing 12 months. We compare the average selling price, including any discounts and allowances, to the finished goods cost of on-hand inventory less any reserve for excess and obsolete inventory. Any reduction of value is recorded as cost of goods sold in the period in which the revaluation is identified.

•
Net realizable value for Used Cores are determined based on current core purchase prices from core brokers to the extent that core purchases in the trailing 12 months are significant. Remanufacturing consumes, on average, more than one Used Core for each remanufactured unit produced since not all Used Cores are reusable. The yield rates depend upon both the product and customer specifications. We purchase Used Cores from core brokers to supplement our yield rates and Used Cores not returned under the core exchange program. We also consider the net selling price our customers have agreed to pay for Used Cores that are not returned under our core exchange program to assess whether Used Core cost exceeds Used Core net realizable value on a by customer by product line basis. Any reduction of core cost is recorded as cost of goods sold in the period in which the revaluation is identified.

•
We record an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. We periodically review inventory to identify excess quantities and part numbers that are experiencing a reduction in demand. Any part numbers with quantities identified during this process are reserved for at rates based upon our judgment, historical rates, and consideration of possible scrap and liquidation values which may be as high as 100% of cost if no liquidation market exists for the part. As a result of this process, we recorded reserves for excess and obsolete inventory of $13,208,000 and $11,899,000 at March 31, 2020 and 2019, respectively. The increase in the reserve for excess and obsolete inventory was primarily driven by our acquisition of Dixie.

We record vendor discounts as a reduction of inventories and are recognized as a reduction to cost of sales as the inventories are sold.

Inventory Unreturned

Inventory unreturned represents our estimate, based on historical data and prospective information provided directly by the customer, of finished goods shipped to customers that we expect to be returned, under our general right of return policy, after the balance sheet date. Inventory unreturned includes only the Unit Value of a finished good. The return rate is calculated based on expected returns within the normal operating cycle, which is generally one year. As such, the related amounts are classified in current assets. Inventory unreturned is valued in the same manner as our finished goods inventory.

Contract Assets

Contract assets consists of: (i) the core portion of the finished goods shipped to customers, (ii) upfront payments to customers in connection with customer contracts, (iii) core premiums paid to customers, and (iv) long-term core inventory deposits.

Remanufactured Cores held at customers’ locations as a part of the finished goods sold to the customer are classified as long-term contract assets. These assets are valued at the lower of cost or net realizable value of Used Cores on hand (See Inventory above). For these Remanufactured Cores, we expect the finished good containing the Remanufactured Core to be returned under our general right of return policy or a similar Used Core to be returned to us by the customer, under our core exchange program in each case, for credit. Remanufactured Cores and Used Cores returned by consumers to our customers but not yet returned to us are classified as “Cores expected to be returned by customers”, which are included in short-term contract assets until we physically receive them during our normal operating cycle, which is generally one year.

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

Core premiums paid to customers represent the difference between the Remanufactured Core acquisition price paid to customers generally in connection with new business, and the related Used Core cost, which is treated as an asset and recognized as a reduction of revenue through the later of the date at which related revenue is recognized or the date at which the sales incentive is offered. We consider, among other things, the length of our largest ongoing customer relationships, duration of customer contracts, and the average life of vehicles on the road in determining the appropriate period of time over which to amortize these premiums. These core premiums are amortized over a period typically ranging from six to eight years, adjusted for specific circumstances associated with the arrangement. Core premiums are recorded as long-term contract assets. Core premiums expected to be amortized within our normal operating cycle, which is generally one year, are classified as short-term contract assets.

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

Revenue Recognition

Revenue is recognized when performance obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our manufactured, remanufactured, or distributed products. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Revenue is recognized net of all anticipated returns, including Used Core returns under the core exchange program, marketing allowances, volume discounts, and other forms of variable consideration.

Revenue is recognized either when products are shipped or when delivered, depending on the applicable contract terms. Bill and hold shipments are shipped out to the customer as ex-works; in which the customer makes arrangements and is responsible for their shipping cost. No freight or shipping costs are accrued for revenue under the terms of shipments made as ex-works.

The price of a finished remanufactured product sold to customers is generally comprised of separately invoiced amounts for the Remanufactured Core included in the product (“Remanufactured Core value”) and the Unit Value. The Unit Value is recorded as revenue based on our then current price list, net of applicable discounts and allowances. The Remanufactured Core value is recorded as a net revenue based upon the estimate of Used Cores that will not be returned by the customer for credit. These estimates are subjective and based on management’s judgment and knowledge of historical, current, and projected return rates. As reconciliations are completed with the customers the actual rates at which Used Cores are not being returned may differ from the current estimates. This may result in periodic adjustments of the estimated contract asset and liability amounts recorded and may impact the projected revenue recognition rates used to record the estimated future revenue. These estimates may also be revised if there are changes in contractual arrangements with customers, or changes in business practices. A significant portion of the remanufactured automotive parts sold to customers are replaced by similar Used Cores sent back for credit by customers under the core exchange program (as described in further detail below). The number of Used Cores sent back under the core exchange program is generally limited to the number of similar Remanufactured Cores previously shipped to each customer.

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

Contract Liability

Contract liability consists of: (i) customer allowances earned, (ii) accrued core payments, (iii) customer core returns accruals, (iv) core bank, and (v) customer deposits.

Customer allowances earned includes all marketing allowances provided to customers. Such allowances include sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues in accordance with a schedule set forth in the relevant contract. Sales incentive amounts are recorded based on the value of the incentive provided. Customer allowances to be provided to customers within our normal operating cycle, which is generally one year, are considered short-term contract liabilities and the remainder are recorded as long-term.

Accrued core payments represent the sales price of Remanufactured Cores purchased from customers, generally in connection with new business, which are held by these customers and remain on their premises. The sales price of these Remanufactured Cores will be realized when our relationship with a customer ends, a possibility that we consider remote based on existing long-term customer agreements and historical experience. The payments to be made to customers for purchases of Remanufactured Cores within our normal operating cycle, which is generally one year, are considered short-term contract liabilities and the remainder are recorded as long-term.

Customer core returns accruals represent the full and nominally priced Remanufactured Cores shipped to our customers. When we ship product, we recognize an obligation to accept a similar Used Core sent back under the core exchange program based upon the Remanufactured Core price agreed upon by us and our customer. The contract liability related to Used Cores returned by consumers to our customers but not yet returned to us are classified as short-term contract liabilities until we physically receive these Used Cores as they are expected to be returned during our normal operating cycle, which is generally one year and the remainder are recorded as long-term.

The core bank liability represents the full Remanufactured Core sales price for cores returned under our core exchange program. The payment for these returned cores will be made over a contractual repayment period pursuant to our agreement with this customer. Payments to be made within our normal operating cycle, which is generally one year, are considered short-term contract liabilities and the remainder are recorded as long-term.

Customer deposits represent the receipt of prepayments from customers for the obligation to transfer goods or services in the future. We classify these customer deposits as short-term contract liabilities as we expect to satisfy these obligations within our normal operating cycle, which generally one year and the remainder are recorded as long-term.

Customer Finished Goods Returns Accrual

The customer finished goods returns accrual represents our estimate of our exposure to customer returns, including warranty returns, under our general right of return policy to allow customers to return items that their end user customers have returned to them and from time to time, stock adjustment returns when the customers’ inventory of certain product lines exceeds the anticipated sales to end-user customers. The customer finished goods returns accrual represents the Unit Value of the estimated returns and is classified as a current liability due to the expectation that these returns will occur within the normal operating cycle of one year. Our customer finished goods returns accrual was $25,326,000 and $22,615,000 at March 31, 2020 and 2019, respectively.

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

Results of Operations

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data for the periods indicated:

	Fiscal Years Ended March 31,
	2020	2019	2018

Gross profit percentage	22.1%	18.9%	25.0%
Cash flows provided by (used in) operations	$18,795,000	$(40,328,000)	$(13,944,000)
Finished goods turnover (1)	3.0	3.3	3.9

(1)
Finished goods turnover is calculated by dividing the cost of goods sold for the year by the average between beginning and ending finished goods inventory values, for each fiscal year. We believe that this provides a useful measure of our ability to turn our inventory into revenues.

Fiscal 2020 Compared with Fiscal 2019

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Fiscal Years Ended March 31,
	2020	2019

Net sales	$535,831,000	$472,797,000
Cost of goods sold	417,431,000	383,623,000
Gross profit	118,400,000	89,174,000
Gross profit percentage	22.1%	18.9%

Net Sales. Our net sales for fiscal 2020 increased by $63,034,000, or 13.3%, to $535,831,000 compared with net sales for fiscal 2019 of $472,797,000, reflecting continued growth across all of our product lines. In addition, our net sales for fiscal 2020 were positively impacted by: (i) our expansion of automotive aftermarket brake product offerings with the introduction of brake calipers in August 2019, which contributed net sales of $28,118,000 and (ii) $19,663,000 due to the full-year impact of acquisitions completed during the latter part of fiscal 2019.

Sales mix for fiscal 2020 compared with 2019 for: (i) rotating electrical products represented 73.3% versus 78.9%, (ii) wheel hubs, 14.9% versus 15.7%; (iii) brake-related products, which include brake calipers, brake boosters, brake master cylinders, and brake rotors, represented 8.9% versus 3.1% ; and (iv) diagnostics and other products, which include diagnostics systems, advanced power emulators used for the development of electric vehicles and aerospace applications, and custom power electronic products for quality control in the development and production of electric vehicles and turbochargers, represented 2.9% versus 2.3%.

Gross Profit. Our gross profit was $118,400,000, or 22.1% of net sales for fiscal 2020 compared with $89,174,000, or 18.9% of net sales for fiscal 2019.

The gross profit margin increase of 3.2% was primarily due to a lower non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves and lower customer allowances related to new business for fiscal 2020 as compared with fiscal 2019. The non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, resulted in a write-down of $10,799,000, which impacted gross margin by 2.0%, compared with $18,843,000, which impacted gross margin by 4.0%, for fiscal 2020 and 2019, respectively.

Our gross profit for fiscal 2020 and 2019 was further impacted by: (i) transition expenses in connection with the expansion of our operations in Mexico of $8,337,000 and $8,178,000, respectively, (ii) amortization of core premiums paid to customers related to new business of $4,501,000 and $4,127,000, respectively, (iii) customer allowances and return accruals related to new business of $1,065,000 and $6,042,000, respectively, and (iv) net tariff costs of $1,067,000 and $1,526,000, respectively, which were paid for products sold before price increases were effective. Gross profit for fiscal 2020 was further impacted by a cost of $133,000 incurred in connection with the cancellation of a customer contract. In addition, gross profit for fiscal 2019 was impacted by core sales of $7,753,000, less related cost of goods sold of $7,750,000, and a cost of $767,000 incurred in connection with the cancellation of a customer contract, and a cost of goods sold impact of $104,000 for inventory step-up in connection with our December 2018 acquisition.

Operating Expenses

The following summarizes operating expenses:

	Fiscal Years Ended March 31,
	2020	2019

General and administrative	$71,425,000	$45,972,000
Sales and marketing	21,037,000	19,542,000
Research and development	9,200,000	8,014,000

Percent of net sales

General and administrative	13.3%	9.7%
Sales and marketing	3.9%	4.1%
Research and development	1.7%	1.7%

General and Administrative. Our general and administrative expenses for fiscal 2020 were $71,425,000, which represents an increase of $25,453,000, or 55.4%, from $45,972,000 for fiscal 2019. This increase was primarily due to: (i) a non-cash loss of $11,710,000 due to the remeasurement of foreign currency-denominated lease liabilities at our Mexican subsidiary, (ii) a non-cash loss of $6,491,000 recorded during fiscal 2020 due to the change in the fair value of the forward foreign currency exchange contracts compared to a non-cash loss of $972,000 recorded during fiscal 2019, (iii) $2,888,000 of increased bonus and other incentives, (iv) $1,485,000 of general and administrative expenses due to the full-year impact of our fiscal 2019 acquisitions, (v) $1,315,000 of expense in connection with our internal control remediation efforts, (vi) $1,206,000 for personnel to support our growth initiatives, (vii) $1,204,000 of increased professional services, (viii) $789,000 in aggregate foreign currency transaction losses, (ix) $571,000 of increased amortization of intangible assets in connection with our fiscal 2019 acquisitions, and (x) $544,000 of increased depreciation expense. These increases were partially offset by a decrease in share-based compensation expense of $1,423,000.

Sales and Marketing. Our sales and marketing expenses for fiscal 2020 increased $1,495,000, or 7.7%, to $21,037,000 from $19,542,000 for fiscal 2019. The increase was due primarily to: (i) $2,261,000 of increased sales and marketing expenses due to the full-year impact of our fiscal 2019 acquisitions and (ii) $722,000 for personnel to support our growth initiatives. These increases in sales and marketing expenses were partially offset by: (i) $701,000 of decreased marketing expenses related to product changeovers in connection with new business, (ii) $401,000 of decreased trade shows expenses, and (iii) $291,000 of decreased travel.

Research and Development. Our research and development expenses increased by $1,186,000, or 14.8%, to $9,200,000 for fiscal 2020 from $8,014,000 for fiscal 2019. The increase was primarily due to: (i) $866,000 of increased research and development expenses due to the full year impact of our fiscal 2019 acquisitions and (ii) $474,000 for personnel to support our growth initiatives. These increases were partially offset by $221,000 of decreased supplies.

Interest Expense

Interest Expense, net. Our interest expense, net for fiscal 2020 increased $1,812,000, or 7.8%, to $25,039,000 from $23,227,000 for fiscal 2019. The increase in interest expense was primarily due to increased average outstanding borrowings to support our growth initiatives, including our product line expansion and our inventory levels. The increased utilization of our accounts receivable discount programs was offset by a decrease in the weighted average discount rate from these programs.

Provision for Income Taxes

Income Tax. We recorded an income tax benefit of $1,011,000, or an effective tax rate of 12.2%, compared to income tax expense $268,000, or an effective tax rate of (3.5%), for fiscal 2020 and 2019, respectively. The effective tax rate for fiscal 2020 was impacted by net operating loss carry-backs in connection with the CARES Act. In addition, the effective tax rate for each year was impacted by (i) valuation allowances, (ii) the impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m), and (iii) foreign income taxed at rates that are different from the federal statutory rate.

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

Sales mix for fiscal 2019 compared with 2018 for (i) rotating electrical products represented 78.9% versus 78.2% (ii) wheel hubs, 15.7% versus 16.9%; (iii) brake-related products, which include brake calipers, brake boosters, brake master cylinders, and brake rotors, represents 3.1% versus 3.4% ; and (iv) diagnostics and other products, which include diagnostics systems, advanced power emulators used for the development of electric vehicles and aerospace applications, and custom power electronic products for quality control in the development and production of electric vehicles and turbochargers, represents 2.3% versus 1.5%.

Gross Profit. Our gross profit percentage was 18.9% for fiscal 2019 compared with 25.0% for fiscal 2018. Gross profit for fiscal 2019 was impacted by (i) transition expenses of $8,178,000 in connection with the expansion of our operations in Mexico, which began in late fiscal 2018, (ii) $6,042,000 of customer allowances and stock adjustment costs related to new business and product line expansion, (iii) $4,127,000 of amortization of core premiums paid to customers related to new business, (iv) net tariff costs of $1,526,000 paid for products sold before these expenses were passed-through to customers, (v) core sales of $7,753,000, less related cost of goods sold of $7,750,000, and a fixed allowance cost of $767,000 in connection with the cancellation of a customer contract, and (vi) a cost of goods sold impact of $104,000 for inventory step-up in connection with our December 2018 acquisition of E&M. In addition, gross margins were impacted by several factors including higher freight and wage costs, higher costs related to development and testing of our new diagnostic equipment product line, overtime and other costs related to ramping up for new business, and other strategic initiatives for growth.

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

Provision for Income Taxes

Income Tax. We recorded an income tax expense of $268,000, or an effective tax rate of (3.5%), for fiscal 2019, which was impacted by the statute lapses for various uncertain tax positions and return to provision adjustments, and finalization of provisional estimates under Staff Accounting Bulletin (“SAB”) 118. We recorded income tax expense, as adjusted, for fiscal 2018 of $16,125,000, or an effective tax rate of 45.6%, which was significantly impacted by the enactment of the Act on December 22, 2017. In addition, the effective tax rate for each year was impacted by valuation allowances recorded in connection with our recent acquisitions.

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

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $90,624,000 and $73,528,000, a ratio of current assets to current liabilities of 1.3:1.0, at March 31, 2020 and 2019, respectively. The increase in working capital was due primarily to higher cash and accounts receivable balances partially offset by increased borrowing under our credit facility.

In June 2019, we entered into a second amendment to the credit facility, which, among other things, increased our revolving loan facility from $200,000,000 to $238,620,000.

We generated cash during the year ended March 31, 2020 from operations, the use of receivable discount programs, and from our credit facility. As we manage through the impacts of the COVID-19 pandemic, we have access to our existing cash, as well as our available credit facilities to meet short-term liquidity needs. We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, and lease and capital expenditure obligations over the next 12 months.

Cash Flows

The following summarizes cash flows as reflected in the consolidated statements of cash flows:

	Fiscal Years Ended March 31,
	2020	2019	2018
Cash provided by (used in):
Operating activities	$18,795,000	$(40,328,000)	$(13,944,000)
Investing activities	(11,594,000)	(22,610,000)	(15,278,000)
Financing activities	32,153,000	59,936,000	33,142,000
Effect of exchange rates on cash and cash equivalents	351,000	(136,000)	100,000

Net increase (decrease) in cash and cash equivalents	$39,705,000	$(3,138,000)	$4,020,000

Additional selected cash flow data:
Depreciation and amortization	$9,561,000	$7,329,000	$4,508,000
Capital expenditures	14,156,000	11,149,000	9,933,000

Fiscal 2020 Compared with Fiscal 2019

Net cash provided by operating activities was $18,795,000 during fiscal 2020 compared to net cash used in operating activities of $40,328,000 during fiscal 2019. Our operating activities were significantly impacted by our growth initiatives, including our product line expansion, and our inventory levels.

Net cash used in investing activities was $11,594,000 and $22,610,000 during fiscal 2020 and 2019, respectively.
This change was due primarily to no acquisition-related activities and redemptions of short-term investments partially offset by increased purchases of plant and equipment for our current operations and the expansion of our operations in Mexico during fiscal 2020.

Net cash provided by financing activities was $32,153,000 and $59,936,000 during fiscal 2020 and 2019, respectively. The significant change in our financing activities during fiscal 2020 as compared with fiscal 2019 was due mainly to lower net borrowings under our credit facility partially offset by the payment of $1,955,000 in contingent consideration liabilities during fiscal 2020. In addition, during fiscal 2019, we used $4,062,000 for share repurchases.

Fiscal 2019 Compared with Fiscal 2018

Net cash used in operating activities was $40,328,000 and $13,944,000 during fiscal 2019 and 2018, respectively. Our operating activities were significantly impacted by our growth initiatives, including our product line expansion. Fiscal 2019 operating activities include: (i) expenses incurred in connection with the expansion of our Mexico operations, (ii) the build-up of inventory to support anticipated higher sales, and (iii) payments made to customers of $28,270,000 during fiscal 2019 for core buy-backs made in connection with new business expansion.

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

Capital Resources

Debt

We are party to a $230,000,000 senior secured financing, (as amended from time to time, the “Credit Facility”) with a syndicate of lenders, and PNC Bank, National Association, as administrative agent, consisting of: (i) a $200,000,000 revolving loan facility, subject to borrowing base restrictions, a $20,000,000 sublimit for borrowings by Canadian borrowers, and a $15,000,000 sublimit for letters of credit (the “Revolving Facility”) and (ii) a $30,000,000 term loan facility (the “Term Loans”). The loans under the Credit Facility mature on June 5, 2023. The Credit Facility permits the payment of up to $20,000,000 of dividends and share repurchases per fiscal year, subject to a minimum availability threshold and pro forma compliance with financial covenants. In connection with the Credit Facility, the lenders have a security interest in substantially all of our assets.

In June 2019, we entered into a second amendment to the Credit Facility (“Second Amendment”). The Second Amendment, among other things, (i) increased the total size of the Revolving Facility to $238,620,000, (ii) modified the fixed charge coverage ratio financial covenant, (iii) modified the definition of “Consolidated EBITDA”, (iv) modified the borrowing base definition to, among other things, include brake-related products as eligible inventory, (v) increased the letter of credit sublimit to $20,000,000, (vi) increased the Canadian revolving sublimit and swing line sublimit to $24,000,000, (vii) increased the swing line sublimit to $23,862,000, (viii) permitted up to $5,000,000 of sale and lease back transactions per fiscal year, (ix) increased the permitted amount of certain capital expenditures, (x) increased the permitted amount of operating lease obligations per fiscal year, and (xi) increased certain other covenant-related baskets. We capitalized $973,000 of new debt issuance costs in connection with the Second Amendment, which is included in prepaid and other current assets in the consolidated balance sheet at March 31, 2020.

The Term Loans require quarterly principal payments of $937,500. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on our Term Loans and Revolving Facility was 4.34% and 3.64%, at March 31, 2020, respectively, and 5.24% at March 31, 2019.

The Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants at March 31, 2020. Our Consolidated EBITDA for the purposes of bank covenant calculations was $80,131,000 for fiscal 2020.

The following summarizes the financial covenants required under the Credit Facility:

	Financial covenants required per the Credit Facility	Calculation as of March 31, 2020

Maximum senior leverage ratio	3.00	2.23
Minimum fixed charge coverage ratio	1.10	1.44

In light of COVID-19, we elected to not pay down our Revolving Facility and we accumulated cash of $49,616,000 as of March 31, 2020. Our credit arrangement only allows up to $6,000,000 of credit for cash when computing the senior leverage ratio. If we had paid down the Revolving Facility with cash on hand, our senior leverage ratio would have been 1.77. In addition to other covenants, the Credit Facility places limits on our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, redeem or repurchase capital stock, alter the business conducted by us and our subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt, and amend or otherwise alter debt agreements.

We had $152,000,000 and $110,400,000 outstanding under the Revolving Facility at March 31, 2020 and 2019, respectively. In addition, $3,579,000 was reserved for letters of credit at March 31, 2020. At March 31, 2020, after certain adjustments, $58,461,000 was available under the Revolving Facility.

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

The following is a summary of the receivable discount programs:

	Years Ended March 31,
	2020	2019

Receivables discounted	$461,484,000	$396,650,000
Weighted average days	346	341
Weighted average discount rate	3.3%	4.2%
Amount of discount as interest expense	$14,780,000	$15,867,000

Off-Balance Sheet Arrangements

At March 31, 2020, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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

Share Repurchase Program

Our board of directors have approved a stock repurchase program of up to $37,000,000 of our common stock. As of March 31, 2020, $15,692,000 had been utilized and $21,308,000 remained available to repurchase shares under the authorized share repurchase program, subject to the limit in our Credit Facility. We retired the 675,561 shares repurchased under this program through March 31, 2020. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Subsequent Event

In light of the COVID-19 pandemic, we have taken proactive steps to manage our costs and bolster our liquidity, including increasing the level of receivables collected under our receivable discount programs. During April 2020, we collected $59,730,000 of receivables under these programs, with $1,552,000 in interest expense associated with these accounts receivable sales, which was higher than our average monthly utilization of these programs.

Additionally, as part of the cost reduction measures implemented by us in response to the impact of the COVID-19 pandemic on our business, executive committee members have all agreed to at least a 25% reduction in base salary, until we believe it is fiscally responsible to reinstate the original base salaries. Our Board of Directors agreed to defer all board and committee fees and retainers, as well as waive any fees related to weekly board check in meetings, as long as the executive committee continues with a base salary reduction. We continue to analyze our cost structure and may implement additional cost reduction measures as may be necessary due to the on-going economic challenges resulting from the COVID-19 pandemic.

Capital Expenditures and Commitments

Our total capital expenditures, including capital leases and non-cash capital expenditures, were $19,511,000 for fiscal 2020 and $12,051,000 for fiscal 2019. These capital expenditures primarily include the purchase of equipment for our current operations and the expansion of our operations in Mexico. We expect to incur approximately $6,300,000 of capital expenditures for our current operations and approximately $11,000,000 for continued expansion of our operations in Mexico during fiscal 2021. We have used and expect to continue using our working capital and additional capital lease obligations to finance these capital expenditures.

Contractual Obligations

The following summarizes our contractual obligations and other commitments as of March 31, 2020 and the effect such obligations could have on our cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years

Finance lease obligations (1)	$6,425,000	$2,292,000	$3,280,000	$853,000	-
Operating lease obligations (2)	117,097,000	11,427,000	21,002,000	16,745,000	$67,923,000
Revolving loan (3)	152,000,000	-	-	152,000,000	-
Term loan (4)	26,893,000	4,720,000	8,944,000	13,229,000	-
Accrued core payment (5)	14,787,000	8,486,000	6,301,000	-	-
Core bank liability (6)	11,163,000	874,000	2,332,000	2,332,000	5,625,000
Unrecognized tax benefits (7)	-	-	-	-	-
Other long-term obligations (8)	44,013,000	25,896,000	10,539,000	4,911,000	2,667,000

Total	$372,378,000	$53,695,000	$52,398,000	$190,070,000	$76,215,000

(1)	Finance lease obligations represent amounts due under finance leases for various types of equipment.

(2)
Operating lease obligations represent amounts due for rent under our leases for all our facilities (including one new building leases entered in connection with the expansion of our operations in Mexico and the renewal of one building lease in Canada), certain equipment, and our Company automobile.

(3)
Our revolving loan obligations are under our current Credit Facility that matures on June 5, 2023. This debt is classified as a short term liability on our balance sheet as we expect to use our working capital to repay the amounts outstanding under our revolving loan.

(4)
Term loan obligations represent the amounts due for principal payments as well as interest payments to be made. Interest payments were calculated based upon the interest rate for our term loan using the LIBOR option at March 31, 2020, which was 4.34%.

(5)
Accrued core payment represents the amounts due for principal of $14,124,000 and interest payments of $663,000 to be made in connection with the purchases of Remanufactured Cores from our customers, which are held by these customers and remain on their premises.

(6)	The core bank liability represents the amounts due for principal of $8,084,000 and interest payments of $3,079,000 to be made in connection with the return of Used Cores from our customers.

(7)
We are unable to reliably estimate the timing of future payments related to uncertain tax position liabilities at March 31, 2020; therefore, future tax payment accruals related to uncertain tax positions in the amount of $1,011,000 have been excluded from the table above.

(8)
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

Interest rate risk

We are exposed to changes in interest rates primarily as a result of our borrowing and receivable discount programs, which have interest costs that vary with interest rate movements. Our credit facility bears interest at variable base rates, plus an applicable margin. At March 31, 2020, our net debt obligations totaled $176,140,000. If interest rates were to increase 1%, our net annual interest expense would have increased by approximately $1,761,000. In addition, for each $10,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would increase our interest expense by $50,000.

Foreign currency risk

We are exposed to foreign currency exchange risk inherent in our anticipated purchases and expenses denominated in currencies other than the U.S. dollar. We transact business in the following foreign currencies; Mexican pesos, Malaysian ringit, Singapore dollar, Chinese yuan, and the Canadian dollar. Our primary currency risks result from fluctuations in the value of the Mexican peso and to a lesser extent the Chinese yuan. To mitigate these risks, we enter into forward foreign currency exchange contracts to exchange U.S. dollars for these foreign currencies. The extent to which we use forward foreign currency exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts generally expire in a year or less. Any changes in the fair values of our forward foreign currency exchange contracts are reflected in current period earnings. Based upon our forward foreign currency exchange contracts related to these currencies, an increase of 10% in exchange rates at March 31, 2020 would have increased our general and administrative expenses by approximately $3,252,000. During fiscal 2020 and 2019, losses of $6,491,000 and $972,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts. In addition, we recorded a loss of $11,710,000 in general and administrative expenses in connection with the remeasurement of foreign currency-denominated lease liabilities during fiscal 2020.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,”) as of the end of the period covered by this Annual Report on Form 10-K.

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO, CFO and CAO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO, CFO and CAO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of March 31, 2020.

The effectiveness of our internal control over financial reporting as of March 31, 2020 has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP. Their assessment is included in the accompanying Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

Remediation of Material Weakness

Throughout the year ended March 31, 2020, the Company undertook remediation measures related to the previously reported material weaknesses in internal control over financial reporting. We completed these remediation measures in the quarter ended March 31, 2020, including testing of the design and concluding on the operating effectiveness of the related controls.

Specifically, we undertook the following remediation measures:

1.
Management hired additional finance and accounting personnel with the requisite experience and skill levels, supplemented by third-party technical accounting resources to enable the proper and timely review of accounting analyses and memos in various technical areas.

2.
Management formalized the assessment and documentation of the Company’s accounting and financial reporting policies and procedures and enhance controls over the monitoring of compliance with these accounting policies and procedures.

3.
Management enhanced the accounting and internal control training program provided to new and existing subsidiaries. Management enhanced its internal control processes to continuously monitor the subsidiaries’ compliance with and documentation of the Company’s accounting and financial reporting policies and procedures, including internal control over financial reporting.

4.
Management enhanced and will continue to enhance the risk assessment process and design of internal control over financial reporting at D&V Electronics Ltd. (D&V). This includes implementation of compensating controls, enhanced and revised design of existing transaction level and financial reporting controls at D&V, and enhancements in the documentation of transaction-level controls being performed at D&V.

Based on these procedures, we believe that the previously reported material weaknesses have been remediated. However, completion of remediation procedures for these material weaknesses does not provide assurance that our modified controls will continue to operate properly or that our financial statements will be free from error.

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

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a.	Documents filed as part of this report:

(1)	Index to Consolidated Financial Statements:

(2)	Schedules.

Schedule II — Valuation and Qualifying Accounts	S-1

(3)	Exhibits:

Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the “1995 Registration Statement”).

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 17, 2014.

3.8	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 14, 2016.

Number	Description of Exhibit	Method of Filing

3.9	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 22, 2017.

4.1	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.2	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.3	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

4.4	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.5	2014 Non-Employee Director Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.6	Third Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on November 20, 2017.

10.1	Amendment to Lease, dated October 3, 1996, by and between the Company and Golkar Enterprises, Ltd. relating to additional property in Torrance, California	Incorporated by reference to Exhibit 10.17 to the December 31, 1996 Form 10-Q.

10.2	Lease Agreement, dated September 19, 1995, by and between Golkar Enterprises, Ltd. and the Company relating to the Company’s facility located in Torrance, California	Incorporated by reference to Exhibit 10.18 to the 1995 Registration Statement.

10.3	Form of Indemnification Agreement for officers and directors	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.

10.4	Second Amendment to Lease, dated March 15, 2002, between Golkar Enterprises, Ltd. and the Company relating to property in Torrance, California	Incorporated by reference to Exhibit 10.44 to the 2003 10-K.

10.5	Form of Standard Industrial/Commercial Multi-Tenant Lease, dated May 25, 2004, between the Company and Golkar Enterprises, Ltd for property located at 530 Maple Avenue, Torrance, California	Incorporated by reference to Exhibit 10.18 to the 2004 10-K.

Number	Description of Exhibit	Method of Filing

10.6	Build to Suit Lease Agreement, dated October 28, 2004, among Motorcar Parts de Mexico, S.A. de CV, the Company and Beatrix Flourie Geoffroy	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 2, 2004.

10.7	Lease Agreement Amendment, dated October 12, 2006, between the Company and Beatrix Flourie Geoffroy	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on October 20, 2006.

10.8	Third Amendment to Lease Agreement, dated as of November 20, 2006, between Motorcar Parts of America, Inc. and Golkar Enterprises, Ltd.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 27, 2006.

10.9	Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 7, 2009.

10.10
Fifth Amendment, dated as of November 17, 2011, to that certain Standard Industrial Commercial Single Tenant Lease-Gross, dated as of September 19, 1995, between Golkar Enterprises, Ltd and Motorcar Parts of America, Inc., as amended
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 25, 2011.

10.11	Employment Agreement, dated as of May 18, 2012, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 24, 2012.

10.12	Form of Stock Option Notice for use in connection with stock options granted to Selwyn Joffe pursuant to the Motorcar Parts of America, Inc. 2010 Incentive Award Plan	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 12, 2013.

10.13	Form of Stock Option Agreement for use in connection with stock options granted to Selwyn Joffe pursuant to the Motorcar Parts of America, Inc. 2010 Incentive Award Plan	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 12, 2013.

10.14*
Revolving Credit, Term Loan and Security Agreement, dated as of June 3, 2015, among Motorcar Parts of America, Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 8, 2015.

Number	Description of Exhibit	Method of Filing

10.15
First Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of November 5, 2015, among Motorcar Parts of America, Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 9, 2015.

10.16
Consent and Second Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of May 19, 2016, among Motorcar Parts of America, Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 9, 2016.

10.17
Third Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of March 24, 2017, among Motorcar Parts of America, Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K filed on June 14, 2017.

10.18
Fourth Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of April 24, 2017, among Motorcar Parts of America, Inc., each lender from time to time party thereto and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 27, 2017.

10.19
Fifth Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of July 18, 2017, among Motorcar Parts of America, Inc., each lender from time to time party thereto and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 24, 2017.

10.20*
Amended and Restated Credit Facility, dated as of June 5, 2018, among Motorcar Parts of America, Inc., each lender from time to time party thereto and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2018.

10.21
First Amendment to Amended and Restated Loan Agreement, dated as of November 14, 2018, among Motorcar Parts of America, Inc., D & V Electronics Ltd., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 20, 2018.

Number	Description of Exhibit	Method of Filing

10.22	Amendment No. 2 to Employment Agreement, dated as of February 5, 2019, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on February 11, 2019.

10.23
Second Amendment to Amended and Restated Loan Agreement, dated as of June 4, 2019, among Motorcar Parts of America, Inc., D&V Electronics Ltd., Dixie Electric Ltd., Dixie Electric Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 7, 2019.

10.24	Amendment No. 3 to Employment Agreement, dated as of March 30, 2020, between Motorcar Parts of America, Inc., and Selwyn Joffe	Filed herewith.

14.1	Motorcar Parts of America, Inc., Code of Business Conduct and Ethics, as amended, effective January 15, 2015	Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed on January 20, 2015.

21.1	List of Subsidiaries	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCM	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	Portions of this exhibit have been granted confidential treatment by the SEC.

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

MOTORCAR PARTS OF AMERICA, INC.

Dated: June 15, 2020	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: June 15, 2020	By:	/s/ Kamlesh Shah
Kamlesh Shah
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director	June 15, 2020
Selwyn Joffe	(Principal Executive Officer)

/s/ David Lee	Chief Financial Officer
David Lee	(Principal Financial Officer)	June 15, 2020

/s/ Kamlesh Shah	Chief Accounting Officer
Kamlesh Shah	(Principal Accounting Officer)	June 15, 2020

/s/ Scott Adelson
Scott Adelson	Director	June 15, 2020

/s/ Rudolph Borneo
Rudolph Borneo	Director	June 15, 2020

/s/ Philip Gay
Philip Gay	Director	June 15, 2020

/s/ Duane Miller
Duane Miller	Director	June 15, 2020

/s/ Jeffrey Mirvis
Jeffrey Mirvis	Director	June 15, 2020

/s/ David Bryan
David Bryan	Director	June 15, 2020

/s/ Joseph Ferguson
Joseph Ferguson	Director	June 15, 2020

/s/ Barbara Whittaker
Barbara Whittaker	Director	June 15, 2020

MOTORCAR PARTS OF AMERICA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Motorcar Parts of America, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Motorcar Parts of America, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Motorcar Parts of America, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes and financial statement schedule and our report dated June 15, 2020 expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control Over Financial Reporting

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
June 15, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Motorcar Parts of America, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Motorcar Parts of America, Inc. and subsidiaries (the Company) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 15, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended March 31, 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

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

Los Angeles, California
June 15, 2020

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2020	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$49,616,000	$9,911,000
Short-term investments	850,000	3,273,000
Accounts receivable — net	91,748,000	56,015,000
Inventory — net	225,659,000	233,726,000
Inventory unreturned	9,021,000	8,469,000
Contract assets	20,332,000	22,183,000
Income tax receivable	3,282,000	10,009,000
Prepaid expenses and other current assets	8,608,000	9,296,000
Total current assets	409,116,000	352,882,000
Plant and equipment — net	44,957,000	35,151,000
Operating lease assets	53,029,000	-
Long-term deferred income taxes	18,950,000	9,746,000
Long-term contract assets	239,540,000	221,876,000
Goodwill	3,205,000	3,205,000
Intangible assets — net	6,393,000	8,431,000
Other assets	1,839,000	1,071,000
TOTAL ASSETS	$777,029,000	$632,362,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$78,664,000	$92,461,000
Accrued liabilities	16,419,000	14,604,000
Customer finished goods returns accrual	25,326,000	22,615,000
Contract liabilities	27,911,000	30,599,000
Revolving loan	152,000,000	110,400,000
Other current liabilities	9,390,000	4,990,000
Operating lease liabilities	5,104,000	-
Current portion of term loan	3,678,000	3,685,000
Total current liabilities	318,492,000	279,354,000
Term loan, less current portion	20,462,000	24,187,000
Long-term contract liabilities	92,101,000	40,889,000
Long-term deferred income taxes	79,000	257,000
Long-term operating lease liabilities	61,425,000	-
Other liabilities	8,950,000	7,920,000
Total liabilities	501,509,000	352,607,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 18,969,380 and 18,817,400 shares issued and outstanding at March 31, 2020 and 2019, respectively	190,000	188,000
Additional paid-in capital	218,581,000	215,047,000
Retained earnings	64,117,000	71,407,000
Accumulated other comprehensive loss	(7,368,000)	(6,887,000)
Total shareholders' equity	275,520,000	279,755,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$777,029,000	$632,362,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended March 31,
	2020	2019	2018

Net sales	$535,831,000	$472,797,000	$427,548,000
Cost of goods sold	417,431,000	383,623,000	320,515,000
Gross profit	118,400,000	89,174,000	107,033,000
Operating expenses:
General and administrative	71,425,000	45,972,000	35,477,000
Sales and marketing	21,037,000	19,542,000	15,030,000
Research and development	9,200,000	8,014,000	5,692,000
Total operating expenses	101,662,000	73,528,000	56,199,000
Operating income	16,738,000	15,646,000	50,834,000
Interest expense, net	25,039,000	23,227,000	15,445,000
(Loss) income before income tax (benefit) expense	(8,301,000)	(7,581,000)	35,389,000
Income tax (benefit) expense	(1,011,000)	268,000	16,125,000

Net (loss) income	$(7,290,000)	$(7,849,000)	$19,264,000

Basic net (loss) income per share	$(0.39)	$(0.42)	$1.02
Diluted net (loss) income per share	$(0.39)	$(0.42)	$0.99

Weighted average number of shares outstanding:
Basic	18,913,788	18,849,909	18,854,993
Diluted	18,913,788	18,849,909	19,514,775

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income

	Years Ended March 31,
	2020	2019	2018

Net (loss) income	$(7,290,000)	$(7,849,000)	$19,264,000
Other comprehensive (loss) income, net of tax:
Unrealized gain on short-term investments (net of tax of $0, $0, and $118,000, respectively)	-	-	218,000
Foreign currency translation (loss) gain	(481,000)	(713,000)	1,795,000
Total other comprehensive (loss) income, net of tax	(481,000)	(713,000)	2,013,000

Comprehensive (loss) income	$(7,771,000)	$(8,562,000)	$21,277,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance at March 31, 2017	18,648,854	$186,000	$205,646,000	$59,246,000	$(7,441,000)	$257,637,000

Compensation recognized under employee stock plans	-	-	3,766,000	-	-	3,766,000
Exercise of stock options	55,351	1,000	480,000	-	-	481,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	47,508	1,000	(597,000)	-	-	(596,000)
Repurchase and cancellation of treasury stock, including fees	(374,740)	(4,000)	(9,247,000)	-	-	(9,251,000)
Exercise of warrant for shares of common stock	516,129	5,000	13,561,000	-	-	13,566,000
Unrealized gain on investments, net of tax	-	-	-	-	218,000	218,000
Foreign currency translation	-	-	-	-	1,795,000	1,795,000
Net income	-	-	-	19,264,000	-	19,264,000

Balance at March 31, 2018	18,893,102	$189,000	$213,609,000	$78,510,000	$(5,428,000)	$286,880,000

Cumulative-effect adjustment for the adoption of ASU 2016-01	-	-	-	746,000	(746,000)	-

Balance at April 1, 2018	18,893,102	$189,000	$213,609,000	$79,256,000	$(6,174,000)	$286,880,000

Compensation recognized under employee stock plans	-	-	5,564,000	-	-	5,564,000
Exercise of stock options	42,032	1,000	256,000	-	-	257,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	46,081	-	(322,000)	-	-	(322,000)
Repurchase and cancellation of treasury stock, including fees	(163,815)	(2,000)	(4,060,000)	-	-	(4,062,000)
Foreign currency translation	-	-	-	-	(713,000)	(713,000)
Net loss	-	-	-	(7,849,000)	-	(7,849,000)

Balance at March 31, 2019	18,817,400	$188,000	$215,047,000	$71,407,000	$(6,887,000)	$279,755,000

Compensation recognized under employee stock plans	-	-	4,141,000	-	-	4,141,000
Exercise of stock options	59,600	1,000	456,000	-	-	457,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	92,380	1,000	(1,063,000)	-	-	(1,062,000)
Foreign currency translation	-	-	-	-	(481,000)	(481,000)
Net loss	-	-	-	(7,290,000)	-	(7,290,000)

Balance at March 31, 2020	18,969,380	$190,000	$218,581,000	$64,117,000	$(7,368,000)	$275,520,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended March 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(7,290,000)	$(7,849,000)	$19,264,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,791,000	6,135,000	3,798,000
Amortization of intangible assets	1,770,000	1,194,000	710,000
Amortization and write-off of debt issuance costs	819,000	951,000	1,060,000
Amortization of interest on contract liabilities, net	713,000	909,000	670,000
Amortization of core premiums paid to customers	4,501,000	4,127,000	3,588,000
Non-cash lease expense	5,808,000	-	-
Loss due to the remeasurement of lease liabilities	11,710,000	-	-
Foreign currency remeasurement loss	818,000	-	-
(Gain) loss due to the change in the fair value of the contingent consideration	(98,000)	324,000	-
Gain on short-term investments	(96,000)	(89,000)	-
Gain due to the change in the fair value of the warrant liability	-	-	(2,313,000)
Net provision for inventory reserves	13,372,000	11,153,000	8,491,000
Net provision for customer payment discrepancies	1,626,000	731,000	998,000
Net provision for doubtful accounts	610,000	224,000	21,000
Deferred income taxes	(10,337,000)	(3,063,000)	1,548,000
Share-based compensation expense	4,141,000	5,564,000	3,766,000
Loss on disposal of plant and equipment	15,000	41,000	161,000
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(38,078,000)	10,214,000	(3,298,000)
Inventory	(6,112,000)	(76,213,000)	(33,655,000)
Inventory unreturned	(552,000)	(961,000)	73,000
Income tax receivable	6,753,000	(2,039,000)	(6,312,000)
Prepaid expenses and other current assets	(416,000)	234,000	(965,000)
Other assets	(1,109,000)	(299,000)	(120,000)
Accounts payable and accrued liabilities	(11,253,000)	16,572,000	(11,671,000)
Customer finished goods returns accrual	2,725,000	4,588,000	138,000
Contract assets, net	(15,835,000)	(2,096,000)	(25,028,000)
Contract liabilities, net	43,372,000	(11,894,000)	23,871,000
Operating lease liabilities	(4,726,000)	-	-
Other liabilities	8,153,000	1,214,000	1,261,000
Net cash provided by (used in) operating activities	18,795,000	(40,328,000)	(13,944,000)
Cash flows from investing activities:
Purchase of plant and equipment	(14,156,000)	(11,149,000)	(9,933,000)
Purchase of business, net of cash acquired	-	(11,106,000)	(4,993,000)
Proceeds from sale of plant and equipment	43,000	-	-
Redemptions of (payments for) short term investments	2,519,000	(355,000)	(352,000)
Net cash used in investing activities	(11,594,000)	(22,610,000)	(15,278,000)
Cash flows from financing activities:
Borrowings under revolving loan	75,000,000	102,900,000	84,000,000
Repayments under revolving loan	(33,400,000)	(46,500,000)	(41,000,000)
Borrowings under term loan	-	13,594,000	-
Repayments of term loan	(3,750,000)	(2,656,000)	(3,125,000)
Payments for debt issuance costs	(973,000)	(1,815,000)	(462,000)
Payments on finance lease obligations	(2,164,000)	(1,460,000)	(905,000)
Payment of contingent consideration	(1,955,000)	-	-
Exercise of stock options	457,000	257,000	481,000
Cash used to net share settle equity awards	(1,062,000)	(322,000)	(596,000)
Repurchase of common stock, including fees	-	(4,062,000)	(9,251,000)
Exercise of warrant	-	-	4,000,000
Net cash provided by financing activities	32,153,000	59,936,000	33,142,000
Effect of exchange rate changes on cash and cash equivalents	351,000	(136,000)	100,000
Net increase (decrease) in cash and cash equivalents	39,705,000	(3,138,000)	4,020,000
Cash and cash equivalents — Beginning of period	9,911,000	13,049,000	9,029,000
Cash and cash equivalents — End of period	$49,616,000	$9,911,000	$13,049,000
Supplemental disclosures of cash flow information:
Cash paid for Interest, net	$23,558,000	$21,148,000	$13,623,000
Cash paid for Income taxes, net of refunds	1,500,000	3,588,000	19,657,000
Cash paid for operating leases	8,212,000	-	-
Cash paid for finance leases	2,445,000	-	-
Plant and equipment acquired under finance lease	3,144,000	902,000	3,478,000
Assets acquired under operating leases	18,528,000	-	-
Contingent consideration	-	4,400,000	-
Non-cash capital expenditures	2,211,000	-	-

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading supplier of automotive aftermarket non-discretionary replacement parts and diagnostic equipment. These replacement parts are primarily sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s diagnostic equipment primarily serves the global automotive component and powertrain testing market. The Company’s products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake-related products, which include brake calipers, brake boosters, and brake master cylinders, and (iv) diagnostics and other products, which include diagnostics systems, advanced power emulators used for the development of electric vehicles and aerospace applications, and custom power electronic products for quality control in the development and production of electric vehicles and turbochargers.

The Company primarily ships its products from its facilities and various third-party warehouse distribution centers in North America, including the Company’s 410,000 square foot distribution center in Tijuana, Mexico.

The recent outbreak of the COVID-19 pandemic has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to the Company’s employees, supply chain, operations, and customer demand. The COVID-19 pandemic could impact the Company’s operations and the operations of its customers, suppliers and vendors as a result of quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on its customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by local, state and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the impact at this time.

2. Summary of Significant Accounting Policies

New Accounting Pronouncements Recently Adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires balance sheet recognition of a lease asset and lease liability by lessees for all leases, other than leases with a term of 12 months or less if the short-term lease exclusion expedient is elected. The new guidance also required new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. The new guidance requires a modified retrospective approach with optional practical expedients. The FASB provided entities with an additional transition method, which allows an entity to apply this guidance as of the beginning of the period of adoption instead of the beginning of the earliest comparative period presented in the entity’s financial statements. The Company adopted this guidance on April 1, 2019 using the modified retrospective approach and the optional transition method permitted by the FASB. The Company also elected certain practical expedients permitted under the transition guidance, including the package of practical expedients, which allowed it not to reassess lease classification for leases that commenced prior to the adoption date. In addition, the Company elected to exempt leases with an initial term of 12 months or less from balance sheet recognition and, for all classes of assets, combining non-lease components with lease components.

Upon adoption, the Company recorded operating lease liabilities of $53,043,000 and corresponding operating lease assets of $50,773,000. The difference between the operating lease assets and liabilities recognized on the Company’s consolidated balance sheets primarily related to accrued rent on existing leases that were offset against the operating lease asset upon adoption. There was an immaterial reclassification of non-lease components to finance lease assets and finance lease liabilities upon adoption due to the Company’s election to combine non-lease components with lease components. The adoption of the new guidance did not have any impact on the Company’s rent expense and consolidated statement of cash flows. However, the Company has material nonfunctional currency leases that could have a material impact on the Company’s consolidated statements of operations. As required for other monetary liabilities, lessees shall remeasure a foreign currency-denominated lease liability using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates, which are not affected by subsequent changes in the exchange rates. The Company recorded a loss of $11,710,000 in general and administrative expenses in connection with the remeasurement of foreign currency-denominated lease liabilities during year ended March 31, 2020. See Note 11 for additional discussion of the adoption of ASC 842 and the impact on the Company’s financial statements.

New Accounting Pronouncements Not Yet Adopted

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued an accounting pronouncement related to the measurement of credit losses on financial instruments. This pronouncement, along with a subsequent Accounting Standards Updates (“ASU”) issued to clarify certain provisions of the new guidance, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company will adopt this guidance on April 1, 2020 and the adoption is not expected to have a significant impact on its consolidated financial statements and related disclosures. In addition, the adoption is not expected to have any significant impact on the Company’s business processes, systems and internal controls.

Fair Value Measurements

In August 2018, the FASB issued guidance, which changes the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures. The standard is effective for financial statements issued for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company will adopt this guidance on April 1, 2020 and the adoption is not expected to have a significant impact on its consolidated financial statements and related disclosures.

Income Taxes

In December 2019, the FASB issued guidance that simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application. This guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

Reference Rate Reform

In March 2020, the FASB issued guidance that, for a limited time, eases the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by this guidance and the impact the new standard will have on its consolidated financial statements and related disclosures.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Motorcar Parts of America, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Segment Reporting

Pursuant to the guidance provided under the Financial Accounting Statement Board (“FASB”) Accounting Standards Codification (“ASC”) for segment reporting, the Company has identified its chief operating decision maker (“CODM”), reviewed the documents used by the CODM, and understands how such documents are used by the CODM to make financial and operating decisions. The Company has determined through this review process that its business comprises three separate operating segments. Two of the operating segments meet all of the aggregation criteria, and are aggregated. The remaining operating segment does not meet the quantitative thresholds for individual disclosure and the Company has combined its operating segments into one reportable segment.

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

Inventory

Inventory is comprised of: (i) Used Core and component raw materials, (ii) work-in-process, (iii) remanufactured finished goods and purchased finished goods.

Used Core, component raw materials, and purchased finished goods are stated at the lower of average cost or net realizable value.

Work-in-process is in various stages of production and is valued at the average cost of Used Cores and component raw materials issued to work orders still open, including allocations of labor and overhead costs. Historically, work-in-process inventory has not been material compared to the total inventory balance.

Remanufactured finished goods include: (i) the Used Core cost and (ii) the cost of component raw materials, and allocations of labor and variable and fixed overhead costs (the “Unit Value”). The allocations of labor and variable and fixed overhead costs are based on the actual use of the production facilities over the prior 12 months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, the Company excludes certain unallocated overhead such as severance costs, duplicative facility overhead costs, start-up costs, training, and spoilage from the calculation and expenses these unallocated overhead as period costs. Purchased finished goods also include an allocation of fixed overhead costs.

The estimate of net realizable value is subjective and based on management’s judgment and knowledge of current industry demand and management’s projections of industry demand. The estimates may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that in management’s judgment, impact its ability to sell or liquidate potentially excess or obsolete inventory. Net realizable value is determined at least quarterly as follows:

•
Net realizable value for finished goods by customer by product line are determined based on the agreed upon selling price with the customer for a product in the trailing 12 months. The Company compares the average selling price, including any discounts and allowances, to the finished goods cost of on-hand inventory less any reserve for excess and obsolete inventory. Any reduction of value is recorded as cost of goods sold in the period in which the revaluation is identified.

•
Net realizable value for Used Cores are determined based on current core purchase prices from core brokers to the extent that core purchases in the trailing 12 months are significant. Remanufacturing consumes, on average, more than one Used Core for each remanufactured unit produced since not all Used Cores are resuable. The yield rates depend upon both the product and consumer specifications. The Company purchases Used Cores from core brokers to supplement its yield rates and Used Cores not returned under the core exchange program. The Company also considers the net selling price its customers have agreed to pay for Used Cores that are not returned under its core exchange program to assess whether Used Core cost exceeds Used Core net realizable value on a by customer by product line basis. Any reduction of core cost is recorded as cost of goods sold in the period in which the revaluation is identified.

•
The Company records an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. The Company periodically reviews inventory to identify excess quantities and part numbers that are experiencing a reduction in demand. Any part numbers with quantities identified during this process are reserved for at rates based upon management’s judgment, historical rates, and consideration of possible scrap and liquidation values which may be as high as 100% of cost if no liquidation market exists for the part. As a result of this process, the Company recorded reserves for excess and obsolete inventory of $13,208,000 and $11,899,000 at March 31, 2020 and 2019, respectively. The increase in the reserve for excess and obsolete inventory was primarily driven by the Company’s January 2019 acquisition of Dixie Electric, Ltd. (see Note 3 below).

The Company records vendor discounts as a reduction of inventories and are recognized as a reduction to cost of sales as the inventories are sold.

Inventory Unreturned

Inventory unreturned represents the Company’s estimate, based on historical data and prospective information provided directly by the customer, of finished goods shipped to customers that the Company expects to be returned under its general right of return policy, after the balance sheet date. Inventory unreturned includes only the Unit Value of a finished good. The return rate is calculated based on expected returns within the normal operating cycle, which is generally one year. As such, the related amounts are classified in current assets. Inventory unreturned is valued in the same manner as the Company’s finished goods inventory.

Contract Assets

Contract assets consists of: (i) the core portion of the finished goods shipped to the Company’s customers, (ii) upfront payments to customers in connection with customer contracts, (iii) core premiums paid to customers, and (iv) long-term core inventory deposits.

Remanufactured Cores held at customers’ locations as a part of the finished goods sold to the customer are classified as long-term contract assets. These assets are valued at the lower of cost or net realizable value of Used Cores on hand (See Inventory above). For these Remanufactured Cores, the Company expects the finished good containing the Remanufactured Core to be returned under the Company’s general right of return policy or a similar Used Core to be returned to the Company by the customer, under the Company’s core exchange program in each case, for credit. The Remanufactured Cores and Used Cores returned by consumers to the Company’s customers but not yet returned to the Company are classified as “Cores expected to be returned by customers”, which are included in short-term contract assets until the Company physically receives them during its normal operating cycle, which is generally one year.

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

Core premiums paid to customers represent the difference between the Remanufactured Core acquisition price paid to customers generally in connection with new business, and the related Used Core cost, which is treated as an asset and recognized as a reduction of revenue through the later of the date at which related revenue is recognized or the date at which the sales incentive is offered. The Company considers, among other things, the length of its largest ongoing customer relationships, duration of customer contracts, and the average life of vehicles on the road in determining the appropriate period of time over which to amortize these premiums. These core premiums are amortized over a period typically ranging from six to eight years, adjusted for specific circumstances associated with the arrangement. Core premiums are recorded as long-term contract assets. Core premiums expected to be amortized within the Company’s normal operating cycle, which is generally one year, are classified as short-term contract assets.

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

Customer Finished Goods Returns Accrual

The customer finished goods returns accrual represents the Company’s estimate of its exposure to customer returns, including warranty returns, under its general right of return policy to allow customers to return items that their end user customers have returned to them and from time to time, stock adjustment returns when the customers’ inventory of certain product lines exceeds the anticipated sales to end-user customers. The customer finished goods returns accrual represents the Unit Value of the estimated returns and is classified as a current liability due to the expectation that these returns will occur within the normal operating cycle of one year.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act: (i) removes certain net operating loss deduction and carry-back limitations originally imposed by the Tax Cuts and Jobs Act of 2017, (ii) increases IRC §163(j) business interest expense limitations, and (iii) technical correction on recovery period for qualified improvement property (QIP), allowing QIP to be eligible for bonus depreciation. Specifically, the Company may now carry back net operating losses originating in the year ended March 31, 2019 to the year ended March 31, 2017, resulting in an increase to its income tax receivable of $1,002,000 as of March 31, 2020.

The primary components of income tax (benefit) expense were: (i) federal income taxes, (ii) the impact of net operating loss carry-backs in connection with the CARES Act, (iii) foreign income taxed at rates that are different from the federal statutory rate, (iv) change in realizable deferred tax items, (v) impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m), (vi) income taxes associated with uncertain tax positions, (vii) the change in the blended state rate, and (viii) the excess tax benefit relating to share-based compensation.

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

The Company has made an accounting policy election to recognize the U.S. tax effects of global intangible low-taxed income as a component of income tax expense in the period the tax arises.

Plant and Equipment

Plant and equipment are stated at cost, less accumulated depreciation. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred. Depreciation is provided on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Machinery and equipment are depreciated over a range from five to ten years. Office equipment and fixtures are depreciated over a range from three to ten years. Leasehold improvements are depreciated over the lives of the respective leases or the service lives of the leasehold improvements, whichever is shorter. Depreciation of assets recorded under finance leases is included in depreciation expense.

The Company evaluates plant and equipment, including leasehold improvements, equipment and construction in progress, and right-of-use assets for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company groups assets at the lowest level for which cash flows are separately identified in order to measure an impairment. Events or circumstances that would result in an impairment review include a significant change in the use of an asset, the planned sale or disposal of an asset, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset group. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset group. If it is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value.

As a result of the effect of the COVID-19 pandemic on macroeconomic conditions and its potential impact to the Company’s sales and operating income for future periods, it was determined that certain impairment testing triggers had occurred for the Company’s long-lived assets. Assumptions and estimates used to determine cash flows in the evaluation of impairment are subject to a degree of judgment and complexity. Any future changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in impairment charges. Future events that may result in impairment charges include extended unfavorable economic impacts of COVID-19, or other factors which could decrease revenues and profitability of existing locations and changes in the cost structure of existing facilities. Based on the undiscounted cash flow analysis performed, the Company determined that estimated undiscounted future cash flows exceeded the net carrying values of its long-lived assets, and, therefore, as of March 31, 2020, the Company's long-lived assets were not impaired. Assumptions and estimates about future values and remaining useful lives of the Company’s long-lived assets are subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company’s business strategy and its internal forecasts.

Goodwill

The Company evaluates goodwill for impairment at least annually during the fourth quarter of each fiscal year or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The goodwill impairment test is performed at the reporting unit level, which represents the Company’s operating segments. In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company’s qualitative assessment indicates that goodwill impairment is more likely than not, it will proceed with performing the quantitative assessment. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value of the reporting unit exceeds its fair value an impairment loss will be recognized for the amount by which the carrying value exceeds the reporting unit’s fair value.

The Company performed a qualitative assessment of goodwill impairment indicators, considering macroeconomic conditions related to the COVID-19 pandemic and its potential impact to sales and operating income for future periods. The Company expects that the duration of the COVID-19 pandemic and the continued impact of global travel restrictions, government shutdowns of non-essential businesses and disruptions to its supply chain and distribution channels to result in lower revenue and operating income for future periods. As a result, the Company determined that there were indicators of impairment, and it proceeded with a quantitative assessment of goodwill for all reporting units at March 31, 2020.

To estimate the fair value of its reporting units, the Company uses a combination of the market approach and the income approach. Under the market approach, the Company estimates fair value by comparing the business to similar businesses, or guideline companies whose securities are actively traded in public markets. Under the income approach, the Company uses a discounted cash flow (“DCF”) model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate that is commensurate with the risk inherent within the reporting unit. In addition, the Company compares the aggregate of the reporting units’ fair values to its market capitalization as further corroboration of the fair values.

Estimates of fair value result from judgments about future events and uncertainties and rely on estimates and assumptions at a point in time. Judgments made in determining an estimate of fair value may materially impact the Company’s results of operations. The valuations are based on information available as of the impairment testing date and are based on expectations and assumptions that have been deemed reasonable by management. Any material changes in key assumptions, including failure to meet business plans, deterioration in the U.S. and global financial markets, an increase in interest rates or an increase in the cost of equity financing by market participants within the industry or other unanticipated events and circumstances, may decrease the projected cash flows or increase the discount rates and could potentially result in an impairment charge. Under the market approach, significant estimates and assumptions also include the selection of appropriate guideline companies and the determination of appropriate valuation multiples to apply to the reporting unit. Under the income approach, significant estimates and assumptions also includes the determination of discount rates. The discount rates represent the weighted average cost of capital measuring the reporting unit’s cost of debt and equity financing, which are weighted by the percentage of debt and percentage of equity in a company’s target capital structure. Included in the estimate of the weighted average cost of capital is the assumption of a risk premium to address incremental uncertainty related to the reporting units’ future cash flow projections. An increase in the risk premium increases the discount rate.

The Company completed the required annual testing of goodwill impairment for each of the reporting units during the fourth quarter of the year ended March 31, 2020, and determined through the quantitative assessment that its goodwill of $3,205,000 was not impaired.

Intangible Assets

The Company’s intangible assets other than goodwill are finite–lived and amortized on a straight-line basis over their respective useful lives. The Company analyzes its finite-lived intangible assets for impairment when and if indicators of impairment exist. As discussed under the caption “Goodwill” above, as a result of the COVID-19 pandemic, the Company determined that there were indicators of impairment present at March 31, 2020. Accordingly, the Company analyzed undiscounted cash flows for finite lived intangible assets as of March 31, 2020. Based on that undiscounted cash flow analysis, the Company determined that estimated undiscounted future cash flows exceeded their net carrying values, and, therefore, as of March 31, 2020, the Company's net intangible assets were not impaired. Assumptions and estimates about future values and remaining useful lives of the Company’s intangible assets are subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company’s business strategy and its internal forecasts.

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

Foreign Currency Translation

For financial reporting purposes, the functional currency of the foreign subsidiaries is the local currency. The assets and liabilities of foreign operations for which the local currency is the functional currency are translated into the U.S. dollar at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates during the year. The accumulated foreign currency translation adjustment is presented as a component of comprehensive income or loss in the consolidated statements of shareholders’ equity. During the year ended March 31, 2020, aggregate foreign currency transaction losses of $789,000 were recorded in general and administrative expenses.

Revenue Recognition

Revenue is recognized when performance obligations under the terms of a contract with its customers are satisfied; generally, this occurs with the transfer of control of its manufactured, remanufactured, or distributed products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Revenue is recognized net of all anticipated returns, including Used Core returns under the core exchange program, marketing allowances, volume discounts, and other forms of variable consideration.

Revenue is recognized either when products are shipped or when delivered, depending on the applicable contract terms. Bill and hold shipments are shipped out to the customer as ex-works; in which the customer makes arrangements and is responsible for their shipping cost. No freight or shipping costs are accrued for revenue under the terms of shipments made as ex-works.

The price of a finished remanufactured product sold to customers is generally comprised of separately invoiced amounts for the Remanufactured Core included in the product (“Remanufactured Core value”) and the Unit Value. The Unit Value is recorded as revenue based on the Company’s then current price list, net of applicable discounts and allowances. The Remanufactured Core value is recorded as a net revenue based upon the estimate of Used Cores that will not be returned by the customer for credit. These estimates are subjective and based on management’s judgment and knowledge of historical, current, and projected return rates. As reconciliations are completed with the customers the actual rates at which Used Cores are not being returned may differ from the current estimates. This may result in periodic adjustments of the estimated contract asset and liability amounts recorded and may impact the projected revenue recognition rates used to record the estimated future revenue. These estimates may also be revised if there are changes in contractual arrangements with customers, or changes in business practices. A significant portion of the remanufactured automotive parts sold to customers are replaced by similar Used Cores sent back for credit by customers under the core exchange program (as described in further detail below). The number of Used Cores sent back under the core exchange program is generally limited to the number of similar Remanufactured Cores previously shipped to each customer.

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

Shipping Costs

The Company includes shipping and handling charges in the gross invoice price to customers and classifies the total amount as revenue. All shipping and handling costs are expensed as cost of sales as inventory is sold.

Contract Liability

Contract liability consists of: (i) customer allowances earned, (ii) accrued core payments, (iii) customer core returns accruals, (iv) core bank liability, and (v) customer deposits.

Customer allowances earned includes all marketing allowances provided to customers. Such allowances include sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues in accordance with a schedule set forth in the relevant contract. Sales incentive amounts are recorded based on the value of the incentive provided. See Note 15 for a description of all marketing allowances. Customer allowances to be provided to customers within the Company’s normal operating cycle, which is generally one year, are considered short-term contract liabilities and the remainder are recorded as long-term.

Accrued core payments represent the sales price of Remanufactured Cores purchased from customers, generally in connection with new business, which are held by these customers and remain on their premises. The sales price of these Remanufactured Cores will be realized when the Company’s relationship with a customer ends, a possibility that the Company considers remote based on existing long-term customer agreements and historical experience. The payments to be made to customers for purchases of Remanufactured Cores within the Company’s normal operating cycle, which is generally one year, are considered short-term contract liabilities and the remainder are recorded as long-term.

Customer core returns accruals represent the full and nominally priced Remanufactured Cores shipped to the Company’s customers. When the Company ships the product, it recognizes an obligation to accept a similar Used Core sent back under the core exchange program based upon the Remanufactured Core price agreed upon by the Company and its customer. The Contract liability related to Used Cores returned by consumers to the Company’s customers but not yet returned to the Company are classified as short-term contract liabilities until the Company physically receives these Used Cores as they are expected to be returned during the Company’s normal operating cycle, which is generally one year and the remainder are recorded as long-term.

The core bank liability represents the full Remanufactured Core sales price paid for cores returned under the core exchange program. The payment for these cores will be made over a contractual repayment period pursuant to the Company’s agreement with this customer. Payments to be made within the Company’s normal operating cycle, which is generally one year, are considered short-term contract liabilities and the remainder are recorded as long-term.

Customer deposits represent the receipt of prepayments from customers for the obligation to transfer goods or services in the future. The Company classifies these customer deposits as short-term contract liabilities as the Company expects to satisfy these obligations within its normal operating cycle, which generally one year and the remainder are recorded as long-term.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses for the years ended March 31, 2020, 2019 and 2018 were $773,000, $819,000 and $610,000, respectively.

Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock to the extent such impact is not anti-dilutive.

The following presents a reconciliation of basic and diluted net (loss) income per share.

	Years Ended March 31,
	2020	2019	2018
Net (loss) income	$(7,290,000)	$(7,849,000)	$19,264,000
Basic shares	18,913,788	18,849,909	18,854,993
Effect of dilutive stock options and warrants	-	-	659,782
Diluted shares	18,913,788	18,849,909	19,514,775
Net (loss) income per share:
Basic net (loss) income per share	$(0.39)	$(0.42)	$1.02
Diluted net (loss) income per share	$(0.39)	$(0.42)	$0.99

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net (loss) income per share. For the years ended March 31, 2020, 2019 and 2018, there were 1,738,106, 1,580,299, and 448,039, respectively, of potential common shares not included in the calculation of diluted net (loss) income per share because their effect was anti-dilutive.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including allowances for doubtful accounts, valuation of inventory, valuation of long-lived assets, goodwill and intangible assets, depreciation and amortization of long-lived assets, litigation matters, valuation of deferred tax assets, share-based compensation, sales returns and other customer marketing allowances, and the incremental borrowing rate used in determining the present value of lease liabilities. Although the Company does not believe that there is a reasonable likelihood that there will be a material change in the future estimate or in the assumptions used in calculating the estimate, unforeseen changes in the industry, or business could materially impact the estimate and may have a material adverse effect on its business, financial condition and results of operations.

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

	Years Ended March 31,
	2020	2019	2018

Weighted average risk free interest rate	1.76%	2.83%	1.92%
Weighted average expected holding period (years)	5.70	5.94	5.82
Weighted average expected volatility	42.50%	43.91%	47.28%
Weighted average expected dividend yield	-	-	-
Weighted average fair value of options granted	$8.27	$8.75	$12.63

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

Deferred Compensation Plan

The Company has a deferred compensation plan for certain members of management. The plan allows participants to defer salary and bonuses. The assets of the plan, which are held in a trust and are subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency, are recorded as short-term investments in the consolidated balance sheets. Consequently, the trust qualifies as a Rabbi trust for income tax purposes. The plan’s assets consist primarily of mutual funds and are recorded at market value with any unrealized gain or loss recorded as general and administrative expense. During the year ended March 31, 2020 and 2019, the Company redeemed $2,802,000 and $0, respectively, of its short-term investments for the payment of deferred compensation liabilities. During the year ended March 31, 2020, the Company recognized $96,000 in net gains which consists of $193,000 in realized gains on investments sold during the year partially offset by $97,000 of unrealized losses recognized on investments still held at March 31, 2020. The carrying value of plan assets was $850,000 and $3,273,000, and deferred compensation liability, which is included in other current liabilities in the accompanying consolidated balance sheets, was $850,000 and $3,273,000 at March 31, 2020 and 2019, respectively. During the years ended March 31, 2020, 2019, and 2018, an expense of $79,000, $113,000 and $118,000 respectively, was recorded for each year related to the deferred compensation plan.

During the year ended March 31, 2020, one of the Company’s named executive officer who was a participant in the deferred compensation plan redeemed $1,432,000 and elected to be paid out over 24 months. At March 31, 2020, approximately $1,295,000 remained unpaid, of which $714,000 was recorded in accrued liabilities and $581,000 was recorded in other liabilities in the accompanying consolidated balance sheet.

Comprehensive Income or Loss

Comprehensive income or loss is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income or loss consists of net unrealized income or loss from foreign currency translation adjustments.

3. Acquisitions

Mechanical Power Conversion, LLC

In December 2018, the Company completed the acquisition of certain assets and assumption of certain liabilities from Mechanical Power Conversion, LLC (“E&M”), a privately held company operating as E&M Power and engaged in the design and manufacture of advanced power emulators (AC and DC) and custom power electronic products, based in Binghamton, New York. Future activity of this business will be recorded via D&V Electronics USA, operating as the Company’s registered DBA (Doing Business As) entity. The addition of new products from E&M increased the Company’s revenue potential and product portfolio. The acquisition was consummated pursuant to an asset purchase agreement for an initial cash purchase price of $4,417,000, plus an additional working capital adjustment of $42,000 paid to the former owners of E&M. In addition, the Company is contingently obligated to make additional payments to the former owners of E&M up to an aggregate of $5,200,000 over the next 2-3 years. The initial fair value of the contingent consideration as of the acquisition date was $3,560,000 determined using a probability weighted method and a Monte Carlo Simulation model.

Identified intangible assets acquired have the following useful lives: (i) five years for developed technology, (ii) eight years for customer relationships, and (iii) six months for order backlog. The goodwill recorded in connection with the acquisition of E&M is deductible for income tax purposes. The Company incurred $355,000 in acquisition costs during the year ended March 31, 2019, which were recorded in general and administrative expenses. The assets and results of operations of E&M were not significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

Dixie Electric, Ltd.

In January 2019, the Company completed the acquisition of all the equity interests of Dixie Electric, Ltd (“Dixie”), a privately held manufacturer and remanufacturer of alternators and starters for automotive aftermarket non-discretionary replacement parts for heavy-duty truck, industrial, marine and agricultural applications, based in Ontario, Canada. The addition of Dixie is expected to expand the Company’s heavy duty product portfolio. The initial cash purchase price of $8,049,000, which was reduced by a working capital adjustment of $71,000, was paid to the former owners of Dixie. In addition, the Company is contingently obligated to make additional payments to the former owners of Dixie up to $1,130,000 over the next two years. The preliminary fair value of the contingent consideration as of the acquisition date was $840,000 determined using a Monte Carlo Simulation model.

Trademarks acquired will have useful life of three years. The Company incurred $576,000 in acquisition costs during the year ended March 31, 2019, which were recorded in general and administrative expenses. The assets and results of operations of Dixie, and in the aggregate with the E&M acquisition, were not significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

During the year ended March 31, 2020, the Company finalized the purchase price allocation of Dixie with no material adjustments.

4. Goodwill and Intangible Assets

Goodwill

The following summarizes the change in the Company’s goodwill:

	Years Ended March 31,
	2020	2019
Balance at beginning of period	$3,205,000	$2,551,000
Goodwill acquired	-	654,000
Balance at end of period	$3,205,000	$3,205,000

Intangible Assets

The following is a summary of acquired intangible assets subject to amortization:

		March 31, 2020		March 31, 2019
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	9 years	$827,000	$435,000	$1,007,000	$464,000
Customer relationships	11 years	8,453,000	4,376,000	8,610,000	3,547,000
Order backlog	6 months	-	-	325,000	180,000
Developed technology	5 years	2,817,000	893,000	2,991,000	311,000
Total	9 years	$12,097,000	$5,704,000	$12,933,000	$4,502,000

During the year ended March 31, 2020, the Company retired $470,000 of fully amortized intangible assets.

Amortization expense for acquired intangible assets is as follows:

	Years Ended March 31,
	2020	2019	2018

Amortization expense	$1,770,000	$1,194,000	$710,000

The estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending March 31,
2021	$1,479,000
2022	1,438,000
2023	1,408,000
2024	1,040,000
2025	471,000
Thereafter	557,000
Total	$6,393,000

5. Accounts Receivable — Net

Accounts receivable — net includes offset accounts related to customer payment discrepancies, returned goods authorizations (“RGA”) issued for in-transit unit returns, and potential bad debts.

Accounts receivable — net is comprised of the following:

	March 31, 2020	March 31, 2019

Accounts receivable — trade	$109,164,000	$75,847,000
Allowance for bad debts	(4,252,000)	(4,100,000)
Customer payment discrepancies	(1,040,000)	(854,000)
Customer returns RGA issued	(12,124,000)	(14,878,000)
Less: total accounts receivable offset accounts	(17,416,000)	(19,832,000)
Total accounts receivable — net	$91,748,000	$56,015,000

6. Inventory

Inventory is comprised of the following:

	March 31, 2020	March 31, 2019

Raw materials	$99,360,000	$95,757,000
Work in process	3,906,000	3,502,000
Finished goods	135,601,000	146,366,000
	238,867,000	245,625,000
Less allowance for excess and obsolete inventory	(13,208,000)	(11,899,000)

Total	$225,659,000	$233,726,000

Inventory unreturned	$9,021,000	$8,469,000

7. Contract Assets

Contract assets are comprised of the following:

	March 31, 2020	March 31, 2019
Short-term contract assets
Cores expected to be returned by customers	$12,579,000	$14,671,000
Upfront payments to customers	2,865,000	3,101,000
Core premiums paid to customers	4,888,000	4,411,000
Total short-term contract assets	$20,332,000	$22,183,000

Long-term contract assets
Remanufactured cores held at customers' locations	$217,616,000	$196,914,000
Upfront payments to customers	589,000	2,775,000
Core premiums paid to customers	15,766,000	16,618,000
Long-term core inventory deposits	5,569,000	5,569,000
Total long-term contract assets	$239,540,000	$221,876,000

8. Plant and Equipment

Plant and equipment if comprised of the following:

	March 31, 2020	March 31, 2019

Machinery and equipment	$48,424,000	$39,953,000
Office equipment and fixtures	25,541,000	20,070,000
Leasehold improvements	10,519,000	9,451,000
	84,484,000	69,474,000
Less accumulated depreciation	(39,527,000)	(34,323,000)

Total	$44,957,000	$35,151,000

Plant and equipment located in the foreign countries where the Company has facilities, net of accumulated depreciation, totaled $35,410,000 and $25,608,000, of which $31,845,000 and $21,822,000 is located in Mexico, at March 31, 2020 and 2019, respectively. These assets constitute substantially all the long-lived assets of the Company located outside of the United States.

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

In June 2019, the Company entered into a second amendment to the Credit Facility (the “Second Amendment”). The Second Amendment, among other things, (i) increased the total size of the Revolving Facility to $238,620,000, (ii) modified the fixed charge coverage ratio financial covenant, (iii) modified the definition of “Consolidated EBITDA”, (iv) modified the borrowing base definition to, among other things, include brake-related products as eligible inventory, (v) increased the letter of credit sublimit to $20,000,000, (vi) increased the Canadian revolving sublimit and swing line sublimit to $24,000,000, (vii) increased the swing line sublimit to $23,862,000, (viii) permitted up to $5,000,000 of sale and lease back transactions per fiscal year, (ix) increased the permitted amount of certain capital expenditures, (x) increased the permitted amount of operating lease obligations per fiscal year, and (xi) increased certain other covenant-related baskets. The Company capitalized $973,000 of new debt issuance costs in connection with the Second Amendment, which is included in prepaid and other current assets in the consolidated balance sheet at March 31, 2020.

The Term Loans require quarterly principal payments of $937,500. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Term Loans and Revolving Facility was 4.34% and 3.64%, at March 31, 2020, respectively, and 5.24% at March 31, 2019.

The Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants at March 31, 2020.

In light of COVID-19, the Company elected not to pay down its Revolving Facility and accumulated cash of $49,616,000 as of March 31, 2020. The Credit Facility only allows up to $6,000,000 of credit for cash when computing the senior leverage ratio. In addition to other covenants, the Credit Facility places limits on the Company’s ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, redeem or repurchase capital stock, alter the business conducted by the Company and its subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt, and amend or otherwise alter debt agreements.

The Company’s term loans are comprised of the following:

	March 31, 2020	March 31, 2019

Principal amount of term loan	$24,375,000	$28,125,000
Unamortized financing fees	(235,000)	(253,000)
Net carrying amount of term loan	24,140,000	27,872,000
Less current portion of term loan	(3,678,000)	(3,685,000)
Long-term portion of term loan	$20,462,000	$24,187,000

Future repayments of the Company’s Term Loans are as follows:

Year Ending March 31,
2021	3,750,000
2022	3,750,000
2023	3,750,000
2024	13,125,000
Total payments	$24,375,000

The Company had $152,000,000 and $110,400,000 outstanding under the Revolving Facility at March 31, 2020 and 2019, respectively. In addition, $3,579,000 was reserved for letters of credit at March 31, 2020. At March 31, 2020, after certain adjustments, $58,461,000 was available under the Revolving Facility.

10. Contract Liabilities

Contract liabilities are comprised of the following:

	March 31, 2020	March 31, 2019
Short-term contract liabilities
Customer core returns accruals	$4,126,000	$3,933,000
Customer allowances earned	13,844,000	12,755,000
Customer deposits	1,365,000	2,674,000
Core bank liability	528,000	-
Accrued core payment, net	8,048,000	11,237,000
Total short-term contract liabilities	$27,911,000	$30,599,000

Long-term contract liabilities
Customer core returns accruals	$77,927,000	$25,722,000
Customer allowances earned	542,000	-
Core bank liability	7,556,000	-
Accrued core payment, net	6,076,000	15,167,000
Total long-term contract liabilities	$92,101,000	$40,889,000

11. Leases

The Company leases various facilities in North America and Asia under operating leases expiring through August 2033. During the year ended March 31, 2020, the lease of the Company’s 199,000 square foot remanufacturing facility in Mexico commenced, resulting in an increase in the operating lease liability of $16,245,000. The Company has one non-cancellable lease agreement for a building in Mexico, which was executed, but had not commenced as of March 31, 2020, and accordingly was not included in the operating lease assets and operating lease liabilities as of March 31, 2020. Total commitments for this agreement, which expires in December 2032, are $12,538,000. In addition, the Company has a non-cancellable lease agreement for the renewal of a building lease in Canada, which was executed, but had not yet commenced as of March 31, 2020, and accordingly was not included in the operating lease assets and operating lease liabilities as of March 31, 2020. Total commitments for this agreement, which expires in May 2023, are $4,299,000. Both of these operating leases are expected to commence early in the Company’s fiscal year ending March 31, 2021. The Company also has finance leases for certain office and manufacturing equipment, which generally range from three to five years.

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

The Company has material nonfunctional currency leases that could have a material impact on the Company’s consolidated statements of operations. As required for other monetary liabilities, lessees shall remeasure a foreign currency-denominated lease liability using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates, which are not affected by subsequent changes in the exchange rates. The Company recorded a loss of $11,710,000 in general and administrative expenses in connection with the remeasurement of foreign currency-denominated lease liabilities during year ended March 31, 2020.

Balance sheet information for leases is comprised of the following:

		March 31, 2020
Leases	Classification
Assets:
Operating	Operating lease assets	$53,029,000
Finance (1)	Plant and equipment	6,922,000
Total leased assets		$59,951,000

Liabilities:
Current
Operating	Operating lease liabilities	$5,104,000
Finance	Other current liabilities	2,059,000
Long-term
Operating	Long-term operating lease liabilities	61,425,000
Finance	Other liabilities	3,905,000
Total lease liabilities		$72,493,000

(1)	The Company had $5,403,000 in capital lease assets included in plant and equipment at March 31, 2019.

Lease cost recognized in the consolidated statement of operations is comprised of the following:

Year Ended March 31,
2020
Lease cost
Operating lease cost (1)	$8,733,000
Short-term lease cost	1,263,000
Variable lease cost	600,000
Finance lease cost:
Amortization of finance lease assets	1,616,000
Interest on finance lease liabilities	281,000

Total lease cost	$12,493,000

(1)	During the years ended March 31, 2019 and 2018, the Company incurred total operating lease expenses of $6,188,000 and $4,362,000, respectively.

Maturities of lease commitments at March 31, 2020 were as follows:

Maturity of lease liabilities	Operating Leases	Finance Leases	Total
2021	$9,536,000	$2,292,000	$11,828,000
2022	8,755,000	1,955,000	10,710,000
2023	7,503,000	1,325,000	8,828,000
2024	7,261,000	610,000	7,871,000
2025	7,368,000	243,000	7,611,000
Thereafter	59,837,000	-	59,837,000
Total lease payments	100,260,000	6,425,000	106,685,000
Less amount representing interest	(33,731,000)	(461,000)	(34,192,000)

Present value of lease liabilities	$66,529,000	$5,964,000	$72,493,000

Maturities of lease commitments at March 31, 2019 were as follows:

Maturity of lease liabilities	Operating Leases	Capital Leases	Total
2020	$7,405,000	$1,755,000	$9,160,000
2021	8,206,000	1,311,000	9,517,000
2022	7,862,000	1,040,000	8,902,000
2023	6,726,000	719,000	7,445,000
2024	6,696,000	89,000	6,785,000
Thereafter	65,321,000	-	65,321,000
Total lease payments	$102,216,000	4,914,000	107,130,000
Less amount representing interest		(406,000)	(406,000)

Present value of lease liabilities		$4,508,000	$106,724,000

Other information about leases is as follows:

Year Ended March 31,
2020
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	3.2
Operating leases	12.0
Weighted-average discount rate:
Finance leases	4.7%
Operating leases	5.6%

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

The following is a summary of the Company’s accounts receivable discount programs:

	Years Ended March 31,
	2020	2019

Receivables discounted	$461,484,000	$396,650,000
Weighted average days	346	341
Weighted average discount rate	3.3%	4.2%
Amount of discount as interest expense	$14,780,000	$15,867,000

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $42,052,000 and $32,524,000 at March 31, 2020 and 2019, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	Gain (Loss) Recognized within General and Administrative Expenses
Derivatives Not Designated as	Years Ended March 31,
Hedging Instruments	2020	2019	2018

Forward foreign currency exchange contracts	$(6,491,000)	$(972,000)	$752,000

The fair value of the forward foreign currency exchange contracts of $6,284,000 is included other current liabilities in the accompanying consolidated balance sheet at March 31, 2020. The fair value of the forward foreign currency exchange contracts of $207,000 is included in prepaid and other current assets in the accompanying consolidated balance sheet at March 31, 2019. The changes in the fair values of forward foreign currency exchange contracts are included in other liabilities in the consolidated statements of cash flows for the years ended March 31, 2020, 2019, and 2018.

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

The following sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis according to the valuation techniques the Company used to determine their fair values at:

	March 31, 2020				March 31, 2019
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments Mutual funds	$850,000	$850,000	$-	$-	$3,273,000	$3,273,000	$-	$-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	-	-	-	-	207,000	-	207,000	-

Liabilities
Accrued liabilities
Short-term contingent consideration	2,190,000	-	-	2,190,000	2,816,000	-	-	2,816,000
Other current liabilities
Deferred compensation	850,000	850,000	-	-	3,273,000	3,273,000	-	-
Forward foreign currency exchange contracts	6,284,000	-	6,284,000	-	-	-	-	-
Other liabilities
Long-term contingent consideration	463,000	-	-	463,000	1,905,000	-	-	1,905,000

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

Forward Foreign Currency Exchange Contracts

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the years ended March 31, 2020 and 2019, losses of $6,491,000 and $972,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts.

Contingent Consideration

In December 2018, the Company completed the acquisition of certain assets and assumption of certain liabilities from E&M. In connection with this acquisition, the Company is contingently obligated to make additional payments to the former owners of E&M up to an aggregate of $5,200,000 over the next three years.

In January 2019, the Company completed the acquisition of all the equity interests of Dixie. In connection with this acquisition, the Company is contingently obligated to make additional payments to the former owners of Dixie up to $1,130,000 over the next two years.

The Company’s contingent consideration is recorded in accrued expenses and other liabilities in its consolidated balance sheets at March 31, 2020 and 2019, and is a Level 3 liability measured at fair value.

E&M Research and Development (“R&D”) Event Milestone

The fair value of the two-year R&D event milestone based on technology development and transfer was $1,130,000 and $2,190,000 at March 31, 2020 and 2019, respectively, determined using a probability weighted method with commensurate with the term of the contingent consideration.

The assumptions used to determine the fair value is as follows:

March 31, 2020
Risk free interest rate	0.16%
Counter party rate	12.16%
Probability	100.00%

The assumptions used to determine fair value of the two-year R&D event milestone at March 31, 2019 is as follows: (i) a risk-free interest rate ranging from 2.30% to 2.41%, (ii) counter party risk discount rate ranging from 6.30% to 6.41%, and (iii) total probability of 90% to 100%. Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

E&M Gross Profit Earn-out Consideration

The fair value of the three-year gross profit earn-out consideration was $1,230,000 and $1,660,000 at March 31, 2020 and 2019, respectively, determined using a Monte Carlo Simulation Model.

The assumptions used to determine the fair value is as follows:

	March 31, 2020	March 31, 2019
Risk free interest rate	0.22%	2.23%
Counter party rate	12.22%	6.23%
Expected volatility	31.00%	29.00%
Weighted average cost of capital	13.75%	16.00%

Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

Dixie Revenue Earn-out Consideration

The fair value of the two-year revenue earn-out consideration was $293,000 and $871,000 at March 31, 2020 and 2019, respectively, determined using a Monte Carlo Simulation Model.

The assumptions used to determine the fair value is as follows:

	March 31, 2020	March 31, 2019
Risk free interest rate	0.16%	2.58%
Counter party rate	15.16%	5.03%
Revenue discount rate	2.50%	6.50%
Expected volatility	33.50%	29.00%
Revenue volatility	6.50%	8.50%

Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

The following table summarizes the activity for financial assets and liabilities utilizing Level 3 fair value measurements:

	Years Ended March 31,
	2020	2019
	Contingent Consideration	Contingent Consideration
Beginning balance	$4,721,000	$-
Newly issued	-	4,400,000
Changes in revaluation of contingent consideration included in earnings	(113,000)	321,000
Exercises/settlements (1)	(1,955,000)	-
Ending balance	$2,653,000	$4,721,000

During the years ended March 31, 2020 and 2019, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Goodwill

Fair value assessments of the reporting unit and the reporting unit's net assets, which are performed for goodwill impairment tests, are considered Level 3 measurements due to the significance of unobservable inputs developed using company specific information. The Company considered a market approach as well as an income approach (a DCF model) to determine the fair value of the reporting unit.

Refer to Financial Note 2, “Significant Accounting Policies for more information regarding goodwill impairment assumptions.

Long-lived Assets and Intangible Assets

The Company utilizes multiple approaches including the DCF model and market approaches for estimating the fair value of long-lived assets and intangible assets. The future cash flows used in the analysis are based on internal cash flow projections from its long-range plans and include significant assumptions by management. Accordingly, the fair value assessment of the long-lived assets and intangible assets are considered Level 3 fair value measurements.

The Company measures certain long-lived and intangible assets at fair value on a nonrecurring basis when events occur that indicate an asset group may not be recoverable. If the carrying amount of an asset group is not recoverable, an impairment charge is recorded to reduce the carrying amount by the excess over its fair value.

15. Commitments and Contingencies

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

The following summarizes the changes in the warranty return accrual:

	Years Ended March 31,
	2020	2019	2018

Balance at beginning of year	$19,475,000	$16,646,000	$14,286,000
Acquisition (1)	-	221,000	-
Charged to expense	112,590,000	111,321,000	105,156,000
Amounts processed	(113,765,000)	(108,713,000)	(102,796,000)

Balance at end of year	$18,300,000	$19,475,000	$16,646,000

(1)	Warranty reserve established in the opening balance sheet in connection with the Company’s Dixie acquisition.

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

The following summarizes the breakout of allowances discussed above, recorded as a reduction to revenues:

	Years Ended March 31,
	2020	2019	2018

Allowances incurred under long-term customer contracts	$26,733,000	$29,612,000	$24,829,000
Allowances related to a single exchange of product	97,408,000	92,588,000	79,851,000
Amortization of core premiums paid to customers	4,501,000	4,127,000	3,588,000
Total customer allowances recorded as a reduction of revenues	$128,642,000	$126,327,000	$108,268,000

The following presents the Company’s commitments to incur allowances, excluding allowances related to a single exchange of product, which will be recognized as a reduction to revenue when the related revenue is recognized:

Year Ending March 31,
2021	$25,896,000
2022	5,838,000
2023	4,701,000
2024	2,859,000
2025	2,052,000
Thereafter	2,667,000

Total marketing allowances	$44,013,000

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

16. Significant Customer and Other Information

Significant Customer Concentrations

The Company’s largest customers accounted for the following total percentage of net sales:

	Years Ended March 31,
	2020	2019	2018

Customer A	38%	38%	41%
Customer B	20%	22%	25%
Customer C	26%	23%	19%

The Company’s largest customers accounted for the following total percentage of accounts receivable — trade:

	March 31, 2020	March 31, 2019

Customer A	28%	34%
Customer B	14%	18%
Customer C	33%	16%

Geographic and Product Information

The Company’s products are predominantly sold in the U.S. and accounted for the following total percentage of net sales:

	Years Ended March 31,
	2020	2019	2018

Rotating electrical products	73%	79%	78%
Wheel hub products	15%	15%	17%
Brake-related products	9%	3%	3%
Other products	3%	3%	2%
	100%	100%	100%

Significant Supplier Concentrations

No suppliers accounted for more than 10% of the Company’s inventory purchases for the years ended March 31, 2020, 2019, and 2018.

17. Income Taxes

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. The CARES Act: (i) removes certain net operating loss deduction and carry-back limitations originally imposed by the Tax Cuts and Jobs Act of 2017, (ii) increases IRC §163(j) business interest expense limitations, and (iii) technical correction on recovery period for qualified improvement property (QIP), allowing QIP to be eligible for bonus depreciation. Specifically, the Company may now carry back net operating losses originating in the year ended March 31, 2019 to the year ended March 31, 2017, resulting in an increase to its income tax receivable of $1,002,000 as of March 31, 2020.

On December 22, 2017, comprehensive tax reform legislation known as the Act was signed into law. The Act amended the Internal Revenue Code to reduce U.S. tax rates and modify policies, credits and deductions for individuals and businesses.

The income tax expense is as follows:

	Years Ended March 31,
	2020	2019	2018
Current tax expense
Federal	$5,313,000	$680,000	$12,187,000
State	1,454,000	647,000	1,425,000
Foreign	1,566,000	1,723,000	1,194,000
Total current tax expense	8,333,000	3,050,000	14,806,000
Deferred tax (benefit) expense
Federal	(4,516,000)	(2,087,000)	949,000
State	(1,567,000)	(295,000)	393,000
Foreign	(3,261,000)	(400,000)	(23,000)
Total deferred tax (benefit) expense	(9,344,000)	(2,782,000)	1,319,000
Total income tax (benefit) expense	$(1,011,000)	$268,000	$16,125,000

Deferred income taxes consist of the following:

	March 31, 2020	March 31, 2019
Assets
Allowance for bad debts	$1,037,000	$1,005,000
Customer allowances earned	3,549,000	3,177,000
Allowance for stock adjustment returns	1,743,000	2,073,000
Inventory adjustments	5,567,000	3,701,000
Stock options	2,427,000	2,221,000
Operating lease liabilities (1)	19,396,000	-
Estimate for returns	10,839,000	2,107,000
Accrued compensation	1,964,000	1,578,000
Net operating losses	4,091,000	2,088,000
Tax credits	1,343,000	1,495,000
Other	1,620,000	5,776,000
Total deferred tax assets	$53,576,000	$25,221,000
Liabilities
Plant and equipment, net	(5,175,000)	(3,316,000)
Intangibles, net	(4,700,000)	(5,390,000)
Operating lease (1)	(15,371,000)	-
Other	(3,966,000)	(3,278,000)
Total deferred tax liabilities	$(29,212,000)	$(11,984,000)
Less valuation allowance	$(5,493,000)	$(3,748,000)
Total	$18,871,000	$9,489,000

(1)
Adoption of the new lease standard as of April 1, 2019 (see Note 2) resulted in the recognition of a deferred tax asset for operating lease liabilities and a deferred tax liability for operating lease assets. These temporary differences will reverse over the estimated term of the relevant operating leases. As of March 31, 2019, the deferred tax assets associated with operating leases were reported as other deferred tax assets under legacy US GAAP.

As of March 31, 2020, the Company had state net operating loss carryforwards of $1,689,000 and foreign net operating loss carryforwards of $14,953,000. The state net operating loss carryforwards expire beginning fiscal year 2034, and the foreign net operating loss carryforwards expire beginning fiscal year 2038. As of March 31, 2020, the Company also had investment tax credits carryforward of $1,343,000, which will expire beginning fiscal year 2032. A full valuation allowance was established on the foreign net operating loss and tax credits carryforward as the Company believes it is more likely than not these tax attributes would not be realizable in the future.

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. The Company makes these estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s future plans. A valuation allowance is established when the Company believes it is not more likely than not all or some of a deferred tax assets will be realized. In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction in which they arise, the Company considers all available positive and negative evidence. Deferred tax assets arising primarily as a result of non-US net operating loss carry-forwards and non-US research and development credits in connection with the Company’s acquisitions have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Should the actual amount differ from the Company’s estimates, the amount of the valuation allowance could be impacted.

For the years ended March 31, 2020, 2019, and 2018, the primary components of the Company’s income tax expense were: (i) federal income taxes, (ii) the impact of net operating loss carry-backs in connection with the CARES Act, (iii) foreign income taxed at rates that are different from the federal statutory rate, (iv) change in realizable deferred tax items, (v) impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m), (vi) income taxes associated with uncertain tax positions, (vii) the change in the blended state rate, and (viii) the excess tax benefit relating to share-based compensation.

The difference between the income tax expense at the federal statutory rate and the Company’s effective tax rate is as follows:

	Years Ended March 31,
	2020	2019	2018

Statutory federal income tax rate	21.0%	21.0%	31.5%
State income tax rate, net of federal benefit	(3.7)%	(3.7)%	3.6%
Excess tax benefit from stock compensation	(1.3)%	0.7%	(0.7)%
Foreign income taxed at different rates	13.8%	-%	(2.6)%
Return to provision adjustments	(1.5)%	-%	-%
Warrants	-%	-%	(2.1)%
Non-deductible executive compensation	(4.0)%	(7.3)%	1.0%
Change in valuation allowance	(18.7)%	(15.3)%	4.8%
Net operating loss carryback	4.8%	-%	-%
Effects of mandatory redeemed repatriation	-%	-%	1.5%
Effects of U.S. tax rate changes	-%	0.3%	8.0%
Uncertain tax positions	2.1%	1.8%	0.6%
Research and development credit	1.1%	1.3%	(0.2)%
Non-deductible transaction costs	-%	(2.1)%	-%
Other income tax	(1.4)%	(0.2)%	0.2%
	12.2%	(3.5)%	45.6%

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions with varying statutes of limitations. At March 31, 2020, the Company is not under examination in any jurisdiction and the years ended March 31, 2019, 2018, 2017, and 2016 remain subject to examination. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended March 31,
	2020	2019	2018

Balance at beginning of period	$1,083,000	$1,219,000	$1,092,000
Additions based on tax positions related to the current year	362,000	91,000	234,000
Reductions for tax positions of prior year	(434,000)	(227,000)	(107,000)
Balance at end of period	$1,011,000	$1,083,000	$1,219,000

At March 31, 2020, 2019 and 2018, there are $823,000, $938,000 and $1,054,000 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of income tax expense. During the years ended March 31, 2020, 2019, and 2018, the Company recognized approximately $(50,000), $(23,000), and $5,000 in interest and penalties, respectively. The Company had approximately $74,000 and $124,000 for the payment of interest and penalties accrued at March 31, 2020 and 2019, respectively.

18. Defined Contribution Plans

The Company has a 401(k) plan covering all employees who are 21 years of age with at least six months of service. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching 50% of each participating employee’s contribution up to the first 6% of employee compensation. Employees are immediately vested in their voluntary employee contributions and vest in the Company’s matching contributions ratably over five years. The Company’s matching contribution to the 401(k) plan was $496,000, $445,000, and $389,000 for the years ended March 31, 2020, 2019, and 2018, respectively.

19. Share-based Payments

At March 31, 2020, there were 342,000 shares of the Company’s common stock reserved for grants to the Company’s non-employee directors under the 2014 Non-Employee Director Incentive Award Plan (the “2014 Plan”). Under the 2014 Plan, (i) 53,784 and 40,238 of restricted stock units were issued and (ii) 143,909 and 201,084 shares of common stock were available for grant under this plan at March 31, 2020 and 2019, respectively.

At March 31, 2020, there were 3,950,000 shares of common stock reserved for grant to all employees of the Company under the 2010 Incentive Award Plan (the “2010 Plan”). Under the 2010 Plan, (i) 148,199 and 127,896 shares of restricted stock units were outstanding, (ii) options to purchase 1,485,123 and 1,274,165 shares of common stock were outstanding, (iii) none and 75,000 restricted shares were outstanding, and (iv) 629,823 and 1,040,728 shares of common stock were available for grant at March 31, 2020 and 2019, respectively.

In addition, at March 31, 2020 and 2019, options to purchase 51,000 and 63,000 shares of common stock, respectively, were outstanding under the 2004 Non-Employee Director Stock Option Plan. No options remain available for grant under this plan.

The shares of common stock issued upon exercise of a previously granted stock option are considered new issuances from shares reserved for issuance upon adoption of the various plans.

Stock Options

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price

Outstanding at March 31, 2019	1,337,165	$17.58
Granted	302,539	$19.72
Exercised	(59,600)	$7.65
Forfeited	(43,981)	$24.98
Outstanding at March 31, 2020	1,536,123	$18.18

At March 31, 2020, options to purchase 513,198 shares of common stock were unvested at the weighted average exercise price of $20.32.

Based on the market value of the Company’s common stock at March 31, 2020, 2019, and 2018, the pre-tax intrinsic value of options exercised was $508,000, $788,000, and $913,000, respectively. The total fair value of stock options vested during the years ended March 31, 2020, 2019, and 2018 was $2,189,000, $1,973,000, and $1,572,000, respectively.

The following summarizes information about the options outstanding at March 31, 2020:

	Options Outstanding				Options Exercisable
Range of Exercise price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value

$5.20 to $6.47	311,634	$6.46	2.75		311,634	$6.46	2.75
$6.48 to $18.20	223,600	10.19	3.61		204,300	9.58	3.06
$18.21 to $22.83	524,251	19.56	8.77		83,183	19.17	8.23
$22.84 to $28.04	216,499	26.19	6.44		163,669	25.82	6.18
$28.05 to $34.17	260,139	29.61	5.94		260,139	29.61	5.94
	1,536,123	$18.18	5.99	$2,567,000	1,022,925	$17.10	4.62	$2,567,000

The aggregate intrinsic values in the above table represent the pre-tax value of all in-the-money options if all such options had been exercised on March 31, 2020 based on the Company’s closing stock price of $12.58 as of that date.

At March 31, 2020, there was $2,883,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 1.8 years.

Restricted Stock Units and Restricted Stock (collectively “RSUs”)

During the years ended March 31, 2020 and 2019 the Company granted 113,483 and 179,725 shares of RSUs, respectively, with an estimated grant date fair value of $2,112,000 and $3,490,000, respectively, which was based on the closing market price on the date of grant. The fair value related to these awards is recognized as compensation expense over the vesting period. These awards generally vest in three equal installments beginning each anniversary from the grant date, subject to continued employment. Upon vesting, these awards may be net share settled to cover the required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. Total shares withheld during the years ended March 31, 2020 and 2019 were 58,802 and 14,959, respectively, based on the value of these awards as determined by the Company’s closing stock price on the vesting date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at March 31, 2019	243,134	$21.75
Granted	113,483	$18.61
Vested	(151,182)	$21.66
Forfeited	(3,452)	$21.10
Non-vested at March 31, 2020	201,983	$20.06

As of March 31, 2020, there was $2,643,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 1.9 years.

20. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss are as follows:

	March 31, 2020		March 31, 2019
	Foreign Currency Translation	Total	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total
Balance at March 31, 2019 and 2018	$(6,887,000)	$(6,887,000)	$746,000	$(6,174,000)	$(5,428,000)
Cumulative-effect adjustment	-	-	(746,000)	-	(746,000)
Balance at April 1, 2019 and 2018	$(6,887,000)	$(6,887,000)	$-	$(6,174,000)	$(6,174,000)
Other comprehensive loss, net of tax	(481,000)	(481,000)	-	(713,000)	(713,000)
Balance at March 31, 2020 and 2019	$(7,368,000)	$(7,368,000)	$-	$(6,887,000)	$(6,887,000)

21. Subsequent Event

In light of the COVID-19 pandemic, the Company has taken proactive steps to manage its costs and bolster its liquidity, including increasing the level of receivables collected under its receivable discount programs. During April 2020, the Company collected $59,730,000 of receivables under these programs, with $1,552,000 in interest expense associated with these accounts receivable sales, which was higher than its average monthly utilization of these programs.

Additionally, as part of the cost reduction measures implemented by the Company in response to the impact of the COVID-19 pandemic on its business, executive committee members have all agreed to at least a 25% reduction in base salary, until the Company believes it is fiscally responsible to reinstate the original base salaries. The Company’s Board of Directors agreed to defer all board and committee fees and retainers, as well as waive any fees related to weekly board check in meetings, as long as the executive committee continues with a base salary reduction. The Company continues to analyze its cost structure and may implement additional cost reduction measures as may be necessary due to the on-going economic challenges resulting from the COVID-19 pandemic.

22. Unaudited Quarterly Financial Data

The following summarizes selected quarterly financial data for the year ended March 31, 2020.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$109,148,000	$150,374,000	$125,574,000	$150,735,000
Cost of goods sold	91,565,000	113,801,000	97,913,000	114,152,000
Gross profit	17,583,000	36,573,000	27,661,000	36,583,000
Operating expenses:
General and administrative	12,000,000	14,285,000	10,618,000	34,522,000
Sales and marketing	4,919,000	5,448,000	5,623,000	5,047,000
Research and development	2,372,000	2,148,000	2,174,000	2,506,000
Total operating expenses	19,291,000	21,881,000	18,415,000	42,075,000
Operating (loss) income	(1,708,000)	14,692,000	9,246,000	(5,492,000)
Other expense:
Interest expense, net	6,173,000	6,523,000	6,879,000	5,464,000
(Loss) income before income tax (benefit) expense	(7,881,000)	8,169,000	2,367,000	(10,956,000)
Income tax (benefit) expense	(1,730,000)	1,980,000	1,502,000	(2,763,000)
Net (loss) income	$(6,151,000)	$6,189,000	$865,000	$(8,193,000)

Basic net (loss) income per share	$(0.33)	$0.33	$0.05	$(0.43)
Diluted net (loss) income per share	$(0.33)	$0.32	$0.04	$(0.43)

The following summarizes selected quarterly financial data for the year ended March 31, 2019:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$91,668,000	$127,939,000	$124,113,000	$129,077,000
Cost of goods sold	75,316,000	102,228,000	102,952,000	103,127,000
Gross profit	16,352,000	25,711,000	21,161,000	25,950,000
Operating expenses:
General and administrative	12,091,000	8,997,000	12,331,000	12,553,000
Sales and marketing	4,392,000	4,537,000	5,149,000	5,464,000
Research and development	1,736,000	1,784,000	2,054,000	2,440,000
Total operating expenses	18,219,000	15,318,000	19,534,000	20,457,000
Operating (loss) income	(1,867,000)	10,393,000	1,627,000	5,493,000
Other expense:
Interest expense, net	5,075,000	5,699,000	5,764,000	6,689,000
(Loss) income before income tax (benefit) expense	(6,942,000)	4,694,000	(4,137,000)	(1,196,000)
Income tax (benefit) expense	(1,447,000)	1,181,000	(1,035,000)	1,569,000
Net (loss) income	$(5,495,000)	$3,513,000	$(3,102,000)	$(2,765,000)

Basic net (loss) income per share	$(0.29)	$0.19	$(0.16)	$(0.15)
Diluted net (loss) income per share	$(0.29)	$0.18	$(0.16)	$(0.15)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K.

Schedule II — Valuation and Qualifying Accounts

Accounts Receivable — Allowance for doubtful accounts

Years Ended March 31,	Description	Balance at beginning of year	Charge to bad debts expense	Acquisition		Amounts written off	Balance at end of year
2020	Allowance for doubtful accounts	$4,100,000	$610,000	$-		$458,000	$4,252,000
2019	Allowance for doubtful accounts	$4,142,000	$224,000	$63,000	(1)	$329,000	$4,100,000
2018	Allowance for doubtful accounts	$4,140,000	$21,000	$-		$19,000	$4,142,000

(1)	Allowance for doubtful accounts established in the opening balance sheet in connection with the Company’s January 2019 acquisition.

Accounts Receivable — Allowance for customer-payment discrepancies

Years Ended March 31,	Description	Balance at beginning of yearyear	Charge to discrepancies expense	Acquisition	Amounts Processed	Balance at end of year
2020	Allowance for customer-payment discrepancies	$854,000	$1,626,000	$-	$1,440,000	$1,040,000
2019	Allowance for customer-payment discrepancies	$1,110,000	$731,000	$-	$987,000	$854,000
2018	Allowance for customer-payment discrepancies	$751,000	$998,000	$-	$639,000	$1,110,000

Inventory — Allowance for excess and obsolete inventory

Years Ended March 31,	Description	Balance at beginning of year	Provision for excess and obsolete inventory	Acquisition		Amounts written off	Balance at end of year
2020	Allowance for excess and obsolete inventory	$11,899,000	$13,372,000	$-		$12,063,000	$13,208,000
2019	Allowance for excess and obsolete inventory	$6,682,000	$11,153,000	$-		$5,936,000	$11,899,000
2018	Allowance for excess and obsolete inventory	$4,125,000	$8,491,000	$77,000	(2)	$6,011,000	$6,682,000

(2)	Allowance for excess and obsolete inventory established in the opening balance sheet in connection with the Company’s July 2017 acquisition.

S-1