Form 10-Q
period 2020-06-30
MOTORCAR PARTS AMERICA INC
filed 2020-08-10
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

There were 19,020,587 shares of Common Stock outstanding at August 3, 2020.

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

“Remanufactured Core” — The Used Core underlying an automobile part that has gone through the remanufacturing process and through that process has become part of a newly remanufactured automobile part. The remanufacturing process takes a Used Core, breaks it down into its component parts, replaces those components that cannot be reused and reassembles the salvageable components of the Used Core and additional new components into a remanufactured automobile part. Remanufactured Cores held for sale at our customer locations are included in long-term contract assets. The Remanufactured Core portion of stock adjustment returns are classified as contract assets until we physically receive them

.
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2020	March 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$27,464,000	$49,616,000
Short-term investments	1,061,000	850,000
Accounts receivable — net	66,138,000	91,748,000
Inventory	241,253,000	234,680,000
Contract assets	30,024,000	20,332,000
Prepaid expenses and other current assets	14,658,000	11,890,000
Total current assets	380,598,000	409,116,000
Plant and equipment — net	46,311,000	44,957,000
Operating lease assets	68,729,000	53,029,000
Long-term deferred income taxes	18,578,000	18,950,000
Long-term contract assets	234,735,000	239,540,000
Goodwill and intangible assets — net	9,373,000	9,598,000
Other assets	1,676,000	1,839,000
TOTAL ASSETS	$760,000,000	$777,029,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$101,901,000	$95,083,000
Customer finished goods returns accrual	27,595,000	25,326,000
Contract liabilities	34,718,000	27,911,000
Revolving loan	112,000,000	152,000,000
Other current liabilities	7,047,000	9,390,000
Operating lease liabilities	6,249,000	5,104,000
Current portion of term loan	3,678,000	3,678,000
Total current liabilities	293,188,000	318,492,000
Term loan, less current portion	19,543,000	20,462,000
Long-term contract liabilities	90,125,000	92,101,000
Long-term deferred income taxes	73,000	79,000
Long-term operating lease liabilities	74,426,000	61,425,000
Other liabilities	10,544,000	8,950,000
Total liabilities	487,899,000	501,509,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $0.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $0.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $0.01 per share, 50,000,000 shares authorized; 19,002,333 and 18,969,380 shares issued and outstanding at June 30, 2020 and March 31, 2020, respectively	190,000	190,000
Additional paid-in capital	219,437,000	218,581,000
Retained earnings	61,105,000	64,117,000
Accumulated other comprehensive loss	(8,631,000)	(7,368,000)
Total shareholders’ equity	272,101,000	275,520,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$760,000,000	$777,029,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2020	2019

Net sales	$95,356,000	$109,148,000
Cost of goods sold	81,969,000	91,565,000
Gross profit	13,387,000	17,583,000
Operating expenses:
General and administrative	6,870,000	12,000,000
Sales and marketing	4,200,000	4,919,000
Research and development	1,942,000	2,372,000
Total operating expenses	13,012,000	19,291,000
Operating income (loss)	375,000	(1,708,000)
Interest expense, net	4,409,000	6,173,000
Loss before income tax benefit	(4,034,000)	(7,881,000)
Income tax benefit	(1,022,000)	(1,730,000)
Net loss	$(3,012,000)	$(6,151,000)
Basic net loss per share	$(0.16)	$(0.33)
Diluted net loss per share	$(0.16)	$(0.33)
Weighted average number of shares outstanding:
Basic	18,976,178	18,822,178
Diluted	18,976,178	18,822,178

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,
	2020	2019

Net loss	$(3,012,000)	$(6,151,000)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(1,263,000)	599,000
Total other comprehensive (loss) income, net of tax	(1,263,000)	599,000
Comprehensive loss	$(4,275,000)	$(5,552,000)

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income Loss	Total

Balance at March 31, 2020	18,969,380	$190,000	$218,581,000	$64,117,000	$(7,368,000)	$275,520,000
Compensation recognized under employee stock plans	-	-	1,043,000	-	-	1,043,000
Exercise of stock options	3,000	-	20,000	-	-	20,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	29,953	-	(207,000)	-	-	(207,000)
Foreign currency translation	-	-	-	-	(1,263,000)	(1,263,000)
Net loss	-	-	-	(3,012,000)	-	(3,012,000)
Balance at June 30, 2020	19,002,333	$190,000	$219,437,000	$61,105,000	$(8,631,000)	$272,101,000

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31,2019	18,817,400	$188,000	$215,047,000	$71,407,000	$(6,887,000)	$279,755,000
Compensation recognized under employee stock plans	-	-	988,000	-	-	988,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	36,872	1,000	(363,000)	-	-	(362,000)
Foreign currency translation	-	-	-	-	599,000	599,000
Net loss	-	-	-	(6,151,000)	-	(6,151,000)
Balance at June 30, 2019	18,854,272	$189,000	$215,672,000	$65,256,000	$(6,288,000)	$274,829,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,012,000)	$(6,151,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,551,000	2,379,000
Amortization of interest	312,000	328,000
Amortization of core premiums paid to customers	1,223,000	1,108,000
Noncash lease expense	1,686,000	1,179,000
(Gain) loss due to the change in the fair value of the contingent consideration	(47,000)	228,000
Gain due to the remeasurement of lease liabilities	(1,985,000)	(502,000)
Gain on short-term investments	(155,000)	(109,000)
Net provision for inventory reserves	2,074,000	3,352,000
Net provision for customer payment discrepancies and credit losses	30,000	562,000
Deferred income taxes	465,000	191,000
Share-based compensation expense	1,043,000	988,000
Loss on disposal of plant and equipment	-	5,000
Changes in operating assets and liabilities:
Accounts receivable	25,847,000	10,524,000
Inventory	(8,034,000)	(31,374,000)
Prepaid expenses and other current assets	(2,898,000)	(1,684,000)
Other assets	219,000	209,000
Accounts payable and accrued liabilities	6,478,000	(3,924,000)
Customer finished goods returns accrual	1,621,000	(1,132,000)
Contract assets, net	(6,076,000)	9,410,000
Contract liabilities, net	4,620,000	(1,897,000)
Operating lease liabilities	(1,416,000)	(904,000)
Other liabilities	(2,158,000)	(1,165,000)
Net cash provided by (used in) operating activities	22,388,000	(18,379,000)
Cash flows from investing activities:
Purchase of plant and equipment	(2,983,000)	(3,976,000)
Change in short-term investments	(55,000)	1,308,000
Net cash used in investing activities	(3,038,000)	(2,668,000)
Cash flows from financing activities:
Borrowings under revolving loan	-	25,000,000
Repayments of revolving loan	(40,000,000)	-
Repayments of term loan	(938,000)	(938,000)
Payments for debt issuance costs	-	(889,000)
Payments on finance lease obligations	(549,000)	(483,000)
Exercise of stock options	20,000	-
Cash used to net share settle equity awards	(207,000)	(362,000)
Net cash (used in) provided by financing activities	(41,674,000)	22,328,000
Effect of exchange rate changes on cash and cash equivalents	172,000	15,000
Net (decrease) increase in cash and cash equivalents	(22,152,000)	1,296,000
Cash and cash equivalents — Beginning of period	49,616,000	9,911,000
Cash and cash equivalents — End of period	$27,464,000	$11,207,000
Supplemental disclosures of cash flow information:
Cash paid for interest, net	$4,234,000	$5,835,000
Cash paid for income taxes, net of refunds	447,000	-
Cash paid for operating leases	2,574,000	1,637,000
Cash paid for finance leases	632,000	551,000
Plant and equipment acquired under finance leases	1,427,000	677,000
Assets acquired under operating leases	15,564,000	3,000
Non-cash capital expenditures	678,000	-

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company” or “MPA”) is a leading supplier of automotive aftermarket non-discretionary replacement parts and diagnostic equipment. These replacement parts are primarily sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s diagnostic equipment primarily serves the global automotive component and powertrain testing market. The Company’s products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake-related products, which include brake calipers, brake boosters, and brake master cylinders, and (iv) diagnostics and other products, which include diagnostics systems, advanced power emulators used for the development of electric vehicles and aerospace applications, and custom power electronic products for quality control in the development and production of electric vehicles and turbochargers.

The Company primarily ships its products from its facilities and various third-party warehouse distribution centers in North America, including the Company’s 410,000 square foot distribution center in Tijuana, Mexico.

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for segment reporting, the Company has identified its chief operating decision maker (“CODM”), reviewed the documents used by the CODM, and understands how such documents are used by the CODM to make financial and operating decisions. The Company has determined through this review process that its business comprises three separate operating segments. Two of the operating segments meet all the aggregation criteria, and are aggregated. The remaining operating segment does not meet the quantitative thresholds for individual disclosure and the Company has combined its operating segments into one reportable segment.

Impact of the Novel Coronavirus (“COVID-19”)

The recent outbreak of the COVID-19 pandemic has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential effects on the Company’s employees, supply chain, operations, and customer demand. The COVID-19 pandemic could impact the Company’s operations and the operations of its customers, suppliers, and vendors because of quarantines, facility closures, travel, and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted— including, but not limited to, the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on its customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by local, state and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business because of an economic recession or depression that has occurred or may occur in the future. At this time, the Company is unable to predict accurately the ultimate long-term impact that COVID-19 will have on its business and financial condition.

2. Basis of Presentation and New Accounting Pronouncements

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2020, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 15, 2020.

The accompanying condensed consolidated financial statements have been prepared on a consistent basis with, and there have been no material changes to, except as noted below, the accounting policies described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

New Accounting Pronouncements Recently Adopted

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued an accounting pronouncement related to the measurement of credit losses on financial instruments. This pronouncement, along with a subsequent Accounting Standards Updates (“ASU”) issued to clarify certain provisions of the new guidance, changes the impairment model for most financial assets and requires the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities are required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The adoption of this guidance on April 1, 2020 increased the Company’s required disclosures for its expected credit losses but did not have a material effect on its condensed consolidated financial statements.

Prior to April 1, 2020, accounts receivable were recorded at cost less an allowance for doubtful accounts. The net amount of accounts receivable and corresponding allowance for doubtful accounts were presented in the condensed consolidated balance sheets. The Company maintains allowances for uncollectible accounts receivable for estimated losses resulting from the failure or inability of its customers to make required payments. Furthermore, receivable balances were assessed quarterly for impairment and an allowance was recorded if the receivable was considered impaired. Subsequent to April 1, 2020, accounts receivable are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The net amount of accounts receivable and corresponding allowance for credit losses are presented separately in the condensed consolidated balance sheets. The Company maintains an allowance for credit losses resulting from the expected failure or inability of the Comany's customers to make required payments. The Company recognizes the allowance for credit losses at inception and reassess quarterly based on the asset’s expected collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions, such as COVID-19, as well as expectations of conditions in the future, if applicable. The Company's allowance for credit losses is based on the assessment of the collectability of assets pooled together with similar risk characteristics.

The Company pools its receivables based on the shared risk characteristics of our customers. The Company records a provision for expected credit losses using a loss-rate method based on the ratio of our historical write-offs to our average trade accounts receivable. At each reporting period, the Company will assess whether financial assets in a pool continue to display similar risk characteristics. If particular receivables no longer display risk characteristics that are similar to those of the receivables in the pool, the Company may determine that it needs to move those receivables to a different pool or perform an individual assessment of expected credit losses for those specific receivables.

Fair Value Measurements

In August 2018, the FASB issued guidance, which changes the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures, including the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 measurements, and the narrative description of measurement uncertainty should be applied prospectively only for the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively applied to all periods presented upon their effective date. The adoption of this guidance on April 1, 2020 modified certain of the Company’s disclosures for its Level 3 fair value measurements but did not have an impact on its condensed consolidated financial statements.

Reference Rate Reform
In March 2020, the FASB issued guidance that, for a limited time, eases the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company will apply these amendments prospectively. The adoption of this guidance on April 1, 2020 did not have an impact on the Company’s condensed consolidated financial statements for the three months ended June 30, 2020.

New Accounting Pronouncements Not Yet Adopted

Income Taxes

In December 2019, the FASB issued guidance that simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application. This guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements.

3. Accounts Receivable — Net

The Company has trade accounts receivable that result from the sale of goods and services. Accounts receivable — net includes offset accounts related to customer payment discrepancies, returned goods authorizations (“RGAs”) issued for in-transit unit returns, and allowances for credit losses. The Company believes its credit risk with respect to trade accounts receivable is limited due to its credit evaluation process and the long-term nature of its relationships with its largest customers. The Company utilizes a historical loss rate method, adjusted for any changes in economic conditions or risk characteristics, to estimate its expected credit losses each period. When developing an estimate of expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions, and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The historical loss rate method considers past write-offs of trade accounts receivable over a period commensurate with the initial term of Company’s contracts with its customers. The Company recognizes the allowance for credit losses at inception and reassesses quarterly based on management’s expectation of the asset’s collectability. The Company’s accounts receivable are short-term in nature and written off only when all collection attempts have failed. The Company uses receivable discount programs with certain customers and their respective banks (see Note 10).

Accounts receivable — net is comprised of the following:

	June 30, 2020	March 31, 2020
Accounts receivable — trade	$82,835,000	$109,164,000
Allowance for credit losses	(425,000)	(4,252,000)
Customer payment discrepancies	(754,000)	(1,040,000)
Customer returns RGA issued	(15,518,000)	(12,124,000)
Total accounts receivable — net	$66,138,000	$91,748,000

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected. During the three months ended June 30, 2020, the Company wrote off amounts previously fully reserved for in connection the bankruptcy filing of one of its customers in fiscal 2016.

Three Months Ended
June 30, 2020
Balance at beginning of period	$4,252,000
Provision for expected credit losses	170,000
Recoveries	(100,000)
Amounts written off charged against the allowance	(3,897,000)
Balance at end of period	$425,000

4. Inventory

Inventory is comprised of the following:

	June 30, 2020	March 31, 2020
Inventory
Raw materials	$108,143,000	$99,360,000
Work-in-process	5,165,000	3,906,000
Finished goods	131,823,000	135,601,000
	245,131,000	238,867,000
Less allowance for excess and obsolete inventory	(13,812,000)	(13,208,000)
Inventory — net	231,319,000	225,659,000
Inventory unreturned	9,934,000	9,021,000
Total inventory	$241,253,000	$234,680,000

5. Contract Assets

During the quarter ended June 30, 2020, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $1,384,000.

Contract assets are comprised of the following:

	June 30, 2020	March 31, 2020
Short-term contract assets
Cores expected to be returned by customers	$22,912,000	$12,579,000
Upfront payments to customers	2,198,000	2,865,000
Core premiums paid to customers	4,914,000	4,888,000
Total short-term contract assets	$30,024,000	$20,332,000

Long-term contract assets
Remanufactured cores held at customers’ locations	$213,469,000	$217,616,000
Upfront payments to customers	418,000	589,000
Core premiums paid to customers	15,279,000	15,766,000
Long-term core inventory deposits	5,569,000	5,569,000
Total long-term contract assets	$234,735,000	$239,540,000

6. Significant Customer and Other Information

Significant Customer Concentrations

The largest customers accounted for the following total percentage of net sales:

	Three Months Ended June 30,
	2020	2019
Net sales
Customer A	45%	38%
Customer B	26%	23%
Customer C	17%	20%

The largest customers accounted for the following total percentage of accounts receivable – trade:

	June 30, 2020	March 31,2020
Accounts receivable - trade
Customer A	28%	28%
Customer B	31%	14%
Customer C	13%	33%

Geographic and Product Information

The Company’s products are sold predominantly in the U.S. and accounted for the following total percentages of net sales:

	Three Months Ended June 30,
	2020	2019
Rotating electrical products	72%	75%
Wheel hub products	18%	18%
Brake related products	9%	4%
Other products	1%	3%
	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three months ended June 30, 2020 and 2019.

7. Debt

The Company is party to a $268,620,000 senior secured financing, (as amended from time to time, the “Credit Facility”) with a syndicate of lenders, and PNC Bank, National Association, as administrative agent, consisting of (i) a $238,620,000 revolving loan facility, subject to borrowing base restrictions, a $24,000,000 sublimit for borrowings by Canadian borrowers, and a $20,000,000 sublimit for letters of credit (the “Revolving Facility”) and (ii) a $30,000,000 term loan facility (the “Term Loans”). The loans under the Credit Facility mature on June 5, 2023. The Credit Facility permits the payment of up to $20,000,000 of dividends and share repurchases per fiscal year, subject to a minimum availability threshold and pro forma compliance with financial covenants. In connection with the Credit Facility, the lenders have a security interest in substantially all of the assets of the Company.

The Term Loans require quarterly principal payments of $937,500. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Term Loans and Revolving Facility was 2.93% and 2.94%, at June 30, 2020, respectively, and 4.34% and 3.64% at March 31, 2020, respectively.

The Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants at June 30, 2020.

While the Company made payments to its Revolving Facility of $40,000,000, in light of COVID-19, it elected not to further pay down its Revolving Facility and accumulated cash of $27,464,000 as of June 30, 2020. The Credit Facility only allows up to $6,000,000 of credit for cash when computing the senior leverage ratio. In addition to other covenants, the Credit Facility places limits on the Company’s ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, redeem or repurchase capital stock, alter the business conducted by the Company and its subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt, and amend or otherwise alter debt agreements.

The following summarizes information about the Term Loans at:

	June 30, 2020	March 31, 2020
Principal amount of term loan	$23,437,000	$24,375,000
Unamortized financing fees	(216,000)	(235,000)
Net carrying amount of term loan	23,221,000	24,140,000
Less current portion of term loan	(3,678,000)	(3,678,000)
Long-term portion of term loan	$19,543,000	$20,462,000

Future repayments of the Term Loans are as follows:

Year Ending March 31,
2021 - remaining nine months	$2,812,000
2022	3,750,000
2023	3,750,000
2024	13,125,000
Total payments	$23,437,000

The Company had $112,000,000 and $152,000,000 outstanding under the Revolving Facility at June 30, 2020 and March 31, 2020, respectively. In addition, $5,679,000 was outstanding for letters of credit at June 30, 2020. At June 30, 2020, after certain contractual adjustments, $85,097,000 was available under the Revolving Facility.

8. Contract Liabilities

Contract liabilities are comprised of the following:

	June 30, 2020	March 31, 2020
Short-term contract liabilities
Customer core returns accruals	$11,355,000	$4,126,000
Customer allowances earned	12,769,000	13,844,000
Customer deposits	1,538,000	1,365,000
Core bank liability	770,000	528,000
Accrued core payment, net	8,286,000	8,048,000
Total short-term contract liabilities	$34,718,000	$27,911,000

Long-term contract liabilities
Customer core returns accruals	$69,212,000	$77,927,000
Customer allowances earned	517,000	542,000
Core bank liability	14,892,000	7,556,000
Accrued core payment, net	5,504,000	6,076,000
Total long-term contract liabilities	$90,125,000	$92,101,000

9. Leases

The Company leases various facilities in North America and Asia under operating leases expiring through August 2033. The Company has material nonfunctional currency leases that could have a material impact on the Company’s condensed consolidated statements of operations. As required for other monetary liabilities, lessees remeasure foreign currency-denominated lease liabilities using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates and are not affected by subsequent changes in the exchange rates. The Company recorded gains of $1,985,000 and $502,000 in general and administrative expenses in connection with the remeasurement of foreign currency-denominated lease liabilities during the three months ended June 30, 2020 and 2019, respectively.

Balance sheet information for leases is as follows:

		June 30, 2020	March 31, 2020
Leases	Classification
Assets:
Operating	Operating lease assets	$68,729,000	$53,029,000
Finance	Plant and equipment	7,504,000	6,922,000
Total leased assets		$76,233,000	$59,951,000

Liabilities:
Current
Operating	Operating lease liabilities	$6,249,000	$5,104,000
Finance	Other current liabilities	2,289,000	2,059,000
Long-term
Operating	Long-term operating lease liabilities	74,426,000	61,425,000
Finance	Other liabilities	4,556,000	3,905,000
Total lease liabilities		$87,520,000	$72,493,000

Lease cost recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,
	2020	2019
Lease cost
Operating lease cost	$2,683,000	$1,898,000
Short-term lease cost	317,000	403,000
Variable lease cost	143,000	130,000
Finance lease cost:
Amortization of finance lease assets	413,000	358,000
Interest on finance lease liabilities	83,000	68,000
Total lease cost	$3,639,000	$2,857,000

Maturities of lease commitments at June 30, 2020 were as follows:

Maturity of lease liabilities	Operating Leases	Finance Leases	Total
2021- remaining nine months	$8,237,000	$1,981,000	$10,218,000
2022	10,312,000	2,338,000	12,650,000
2023	9,237,000	1,701,000	10,938,000
2024	8,097,000	927,000	9,024,000
2025	8,095,000	528,000	8,623,000
Thereafter	69,261,000	49,000	69,310,000
Total lease payments	113,239,000	7,524,000	120,763,000
Less amount representing interest	(32,564,000)	(679,000)	(33,243,000)
Present value of lease liabilities	$80,675,000	$6,845,000	$87,520,000

Other information about leases is as follows:

	Three Months Ended June 30,
	2020	2019
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	3.4	3.1
Operating leases	11.7	12.4
Weighted-average discount rate:
Finance leases	5.6%	5.0%
Operating leases	5.9%	5.6%

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

The following is a summary of accounts receivable discount programs:

	Three Months Ended June 30,
	2020	2019
Receivables discounted	$111,360,000	$96,854,000
Weighted average days	345	346
Annualized weighted average discount rate	2.5%	3.9%
Amount of discount recognized as interest expense	$2,686,000	$3,649,000

11. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock to the extent such impact is not anti-dilutive.

The following presents a reconciliation of basic and diluted net loss per share:

	Three Months Ended June 30,
	2020	2019
Net loss	$(3,012,000)	$(6,151,000)
Basic shares	18,976,178	18,822,178
Effect of potentially dilutive securities	-	-
Diluted shares	18,976,178	18,822,178
Net loss per share:

Basic net loss per share	$(0.16)	$(0.33)

Diluted net loss per share	$(0.16)	$(0.33)

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net loss per share. For the three months ended June 30, 2020 and 2019, there were 2,133,786 and 1,520,811, respectively, of potential common shares not included in the calculation of diluted net loss per share because their effect was anti-dilutive.

12. Income Taxes

The Company recorded an income tax benefit of $1,022,000, or an effective tax rate of 25.3%, and $1,730,000, or an effective tax rate of 22.0%, for the three months ended June 30, 2020 and 2019, respectively. The effective tax rate for the three months ended June 30, 2020, was primarily impacted by non-deductible executive compensation under Internal Revenue Code Section 162(m) and foreign income taxed at rates that are different from the federal statutory rate.

The Company continues to record a valuation allowance against its foreign deferred tax assets as a result of its non-U.S. net operating loss carry-forwards and non-U.S. research and development credits in connection with its acquisitions due to the uncertainty of their utilization in future periods. Should the actual amount differ from the Company’s estimates, the amount of the valuation allowance could be impacted. Realization of deferred tax assets from its U.S. operations is dependent upon the Company’s ability to generate sufficient future taxable income. Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. The Company makes these estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s future plans. A valuation allowance is established when the Company believes it is not more likely than not all or some of a deferred tax assets will be realized. In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction in which they arise, the Company considers all available positive and negative evidence.

At June 30, 2020, the Company is not under examination in any jurisdiction and the years ended March 31, 2019, 2018, 2017, and 2016 remain subject to examination. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

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

The Company enters into forward foreign currency exchange contracts in order to reduce the impact of foreign currency fluctuations and not to engage in currency speculation. The use of derivative financial instruments allows the Company to reduce its exposure to the risk that the eventual cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates between the U.S. dollar and the foreign currencies. The Company does not hold or issue financial instruments for trading purposes. The Company designates forward foreign currency exchange contracts for forecasted expenditure requirements to fund foreign operations.

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $36,307,000 and $42,052,000 at June 30, 2020 and March 31, 2020, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following shows the effect of derivative instruments on the condensed consolidated statements of operations:

	Gain Recognized within General and Administrative Expenses
Derivatives Not Designated as	Three Months Ended June 30,
Hedging Instruments	2020	2019
Forward foreign currency exchange contracts	$2,832,000	$35,000

The fair value of the forward foreign currency exchange contracts of $3,452,000 and $6,284,000 is included in other current liabilities in the condensed consolidated balance sheets at June 30, 2020 and March 31, 2020, respectively. The changes in the fair values of forward foreign currency exchange contracts are included in other liabilities in the condensed consolidated statements of cash flows for the three months ended June 30, 2020 and 2019.

14. Fair Value Measurements

The following summarizes financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	June 30, 2020				March 31, 2020
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$1,061,000	$1,061,000	$-	$-	$850,000	$850,000	$-	$-

Liabilities
Accrued liabilities
Short-term contingent consideration	2,076,000	-	-	2,076,000	2,190,000	-	-	2,190,000
Other current liabilities
Deferred compensation	1,061,000	1,061,000	-	-	850,000	850,000	-	-
Forward foreign currency exchange contracts	3,452,000	-	3,452,000	-	6,284,000	-	6,284,000	-
Other liabilities
Long-term contingent consideration	530,000	-	-	530,000	463,000	-	-	463,000

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

The Company’s contingent consideration is recorded in accrued expenses and other liabilities in its condensed consolidated balance sheets at June 30, 2020 and March 31, 2020, and is a Level 3 liability measured at fair value.

E&M Research and Development (“R&D”) Event Milestone

The fair value of the two-year R&D event milestone based on technology development and transfer was $1,200,000 and $1,130,000 at June 30, 2020 and March 31, 2020, respectively, determined using a probability weighted discounted cash flow method with the following assumptions commensurate with the term of the contingent consideration. Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

The assumptions used to determine the fair value is as follows:

June 30, 2020
Risk free interest rate	0.18%
Counter party rate	6.70%
Probability	100.00%

E&M Gross Profit Earn-out Consideration

The fair value of the three-year gross profit earn-out consideration was $1,350,000 and $1,230,000 at June 30, 2020 and March 31, 2020, respectively, determined using a Monte Carlo Simulation Model. Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

The assumptions used to determine the fair value is as follows:

June 30, 2020
Risk free interest rate	0.16%
Counter party rate	6.70%
Expected volatility (1)	37.00%
Weighted average cost of capital (1)	13.30%

(1)	The range for expected volatility was 32.5% to 42.5% and the range for the weighted average cost of capital was 12.5% to 14.0%.

Dixie Revenue Earn-out Consideration

The fair value of the two-year revenue earn-out consideration was $56,000 and $293,000 at June 30, 2020 and March 31, 2020, respectively, determined using a Monte Carlo Simulation Model.

The assumptions used to determine the fair value is as follows:

June 30, 2020
Risk free interest rate	0.16%
Counter party rate	10.55%
Revenue volatility (1)	6.50%
Revenue discount rate (1)	2.00%
Asset volatility (1)	41.00%

(1)	The range for revenue volatility was 5.5% to 7.5%, 1.5% to 2.5% for the revenue discount rate, and 36% to 46% for asset volatility.

Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

The following table summarizes the activity for financial assets and liabilities utilizing Level 3 fair value measurements:

	Three Months Ended June 30,
	2020	2019
	Contingent Consideration	Contingent Consideration
Beginning balance	$2,653,000	$4,721,000
Changes in revaluations of contingent consideration included in earnings	(47,000)	249,000
Ending balance	$2,606,000	$4,970,000

During the three months ended June 30, 2020, the Company had no other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

15. Share-based Payments

Stock Options

The Company granted options to purchase 341,825 shares of common stock during the three months ended June 30, 2020. The Company did not grant any options to purchase shares of common stock during the three months ended June 30, 2019. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The following assumptions were used to derive the weighted average fair value of the stock options granted:

Three Months Ended June 30,
2020
Weighted average risk free interest rate	0.44%
Weighted average expected holding period (years)	5.97
Weighted average expected volatility	44.92%
Weighted average expected dividend yield	-
Weighted average fair value of options granted	$6.43

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2020	1,536,123	$18.18
Granted	341,825	$15.14
Exercised	(3,000)	$6.62
Forfeited	(11,509)	$24.20
Outstanding at June 30, 2020	1,863,439	$17.60

At June 30, 2020, options to purchase 722,577 shares of common stock were unvested at the weighted average exercise price of $17.51.

At June 30, 2020, there was $4,498,000 of total unrecognized compensation expense related to unvested stock option awards. Compensation expense related to unvested stock option awards will be recognized over a weighted average vesting period of approximately 2.3 years.

Restricted Stock Units and Restricted Stock (collectively “RSUs”)

During the three months ended June 30, 2020, the Company granted 112,293 shares of RSUs with an estimated grant date fair value of $1,701,000 based on the closing market price on the grant date. The Company did not grant any shares of RSUs during the three months ended June 30, 2019.
The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2020	201,983	$20.06
Granted	112,293	$15.15
Vested	(43,929)	$22.63
Outstanding at June 30, 2020	270,347	$17.60

At June 30, 2020, there was $3,839,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 2.3 years.

16. Commitments and Contingencies

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

The following summarizes the changes in the warranty return accrual:

	Three Months Ended June 30,
	2020	2019
Balance at beginning of period	$18,300,000	$19,475,000
Charged to expense	23,089,000	23,185,000
Amounts processed	(19,197,000)	(26,842,000)
Balance at end of period	$22,192,000	$15,818,000

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

The following discussion and analysis presents factors that Motorcar Parts of America, Inc. and its subsidiaries (“our,” “we” or “us”) believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2020 audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on June 15, 2020.

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

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for segment reporting, we have identified our chief operating decision maker (“CODM”), reviewed the documents used by the CODM, and understand how such documents are used by the CODM to make financial and operating decisions. We have determined through this review process that our business comprises three separate operating segments. Two of the operating segments meet all the aggregation criteria, and are aggregated. The remaining operating segment does not meet the quantitative thresholds for individual disclosure and we have combined our operating segments into a single reportable segment.

Impact of the Novel Coronavirus (“COVID-19”)

The recent outbreak of the COVID-19 pandemic has spread globally and created significant volatility, uncertainty and economic disruption in many countries, including the countries in which we operate. National, state and local governments in these countries have implemented a variety of measures in response to the COVID-19 pandemic that have the effect of restricting or limiting, among other activities, the operations of certain businesses.

We experienced a significant reduction in customer demand for our products during April 2020, but sales have substantially recovered; however; at this time, we are unable to predict accurately the ultimate long-term impact that COVID-19 will have on our business and financial condition. While the near-term outook appears positive, any additional government shut-downs would negatively impact our  business and financial condition. There have been no serious outbreaks in any of our production facilities. If there was a serious outbreak in any of our production facilities, our production capabilities would be negativey impacted.

Our business has continued to operate as we have been declared an essential business; however, we have experienced disruption in our global supply chain as a result of the ongoing impact of COVID-19 at all of our facilities as well as our supply partners. In addition, we experienced inefficiencies at our Mexico and Asian production and distribution facilities due to a shutdown for a brief period. The implementation of additional personnel safety measures, required throughout our production facilities, negatively affects our production efficiencies. These personnel safety measures included adding an additional shift in conjunction with reducing the number of hours in the existing shift, greater spacing (less personnel) in production areas and sanitizing procedures between shifts. High-risk employees at all of our facilities have been required to remain at home; however, they continue to receive their compensation. We also implemented safe work practices across all of our facilities, including work from home rules, staggered shifts, Plexiglas barriers, and many other safety precautions. Our employees have embraced the challenges of working remotely, continuing to operate effectively through constant communication with team members.

Enhanced levels of communication at all levels within the organization are critical to address the ever-changing landscape brought on by COVID-19, especially with most of our office staff continuing to work from home. Such efforts have included, weekly board check-in meetings, daily executive committee meetings, as needed, and regular town hall style communications with all employees.

To date, we have incurred increased costs as a result of COVID-19, including increased employee costs, such as expanded benefits and frontline incentives, and other operating costs, such as costs associated with the provision of personal protective equipment, which have negatively impacted our profitability. These expanded benefits, supply costs and other COVID-19 related costs resulted in approximately $2,295,000 of total expense included in cost of goods sold and operating expenses in the condensed consolidated statements of operations for the three months ended June 30, 2020. We have received approximately $365,000 in payments from the Canadian Government under the Canadian Emergency Wage Subsidy program and our Asian subsidiaries have received approximately $93,000 from their local government assistance programs. These payments are included in cost of goods sold and operating expenses in the condensed consolidated statements of operations for the three months ended June 30, 2020. In addition, we deferred the employer’s share of social security taxes of $369,000, which is included in other liabilities in the condensed consolidated balance sheet at June 30, 2020.

Due to the seriousness of the COVID-19 pandemic and the unknown impact at the time on our business, we conserved cash wherever practicable. We implemented furloughs, layoffs, and salary reductions. Salary decreases affected 175 employees, ranging from 5% - 50% of base pay.  In addition, we implemented a worldwide travel ban and controls on all other expenses, including a freeze on hiring and salary increases.

Results of Operations for the Three Months Ended June 30, 2020 and 2019

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Three Months Ended June 30,
	2020	2019
Gross profit percentage	14.0%	16.1%
Cash flow provided by (used in) operations	$22,388,000	$(18,379,000)
Finished goods turnover (annualized) (1)	2.5	2.3

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending finished goods inventory values, which includes all on-hand core inventory, for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended June 30,
	2020	2019
Net sales	$95,356,000	$109,148,000
Cost of goods sold	81,969,000	91,565,000
Gross profit	13,387,000	17,583,000
Gross profit percentage	14.0%	16.1%

Net Sales. Our net sales for the three months ended June 30, 2020 decreased by $13,792,000, or 12.6%, to $95,356,000 compared with net sales for the three months ended June 30, 2019 of $109,148,000. This decrease in our net sales was due primarily to the negative economic effects of the COVID-19 pandemic partially offset by the expansion of our automotive aftermarket brake-related product offerings introduced in the later part of fiscal 2020, which contributed net sales of $2,925,000 during the three months ended June 30, 2020.

Gross Profit. Our gross profit was $13,387,000, or 14.0% of net sales for the three months ended June 30, 2020 compared with $17,583,000, or 16.1% of net sales for the three months ended June 30, 2019. Our gross profit was negatively impacted by $1,840,000, or 1.9%, due to COVID-19 related costs.

The gross profit was impacted by a non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value and resulted in a write-down of $1,384,000 compared with $4,564,000 for the three months ended June 30, 2020 and 2019, respectively.

Our gross profit for the three months ended June 30, 2020 and 2019 was also impacted by: (i) transition expenses in connection with the expansion of our operations in Mexico of $3,301,000 and $1,354,000, respectively, (ii) amortization of core premiums paid to customers related to new business of $1,223,000 and $1,108,000, respectively, and (iii) return accruals related to new business of $307,000 and $100,000, respectively.

In addition, gross profit for the three months ended June 30, 2019 was further impacted by (i) net tariff costs of $1,067,000 not passed through to customers, and (ii) costs of $426,000 in connection with the cancellation of a customer contract.

Operating Expenses
The following summarizes operating expenses:

	Three Months Ended June 30,
	2020	2019
General and administrative	$6,870,000	$12,000,000
Sales and marketing	4,200,000	4,919,000
Research and development	1,942,000	2,372,000

Percent of net sales

General and administrative	7.2%	11.0%
Sales and marketing	4.4%	4.5%
Research and development	2.0%	2.2%

General and Administrative. Our general and administrative expenses for the three months ended June 30, 2020 were $6,870,000, which represents a decrease of $5,130,000, or 42.8%, from general and administrative expenses for the three months ended June 30, 2019 of $12,000,000. This decrease was due to (i) a non-cash gain of $2,832,000 compared with a non-cash gain $35,000 recorded due to the change in the fair value of the forward foreign currency exchange contracts during the three months ended June 30, 2020 and 2019, respectively, (ii) a non-cash gain of $1,985,000 compared with a non-cash gain of $502,000 recorded due to the remeasurement of foreign currency-denominated lease liabilities during the three months ended June 30, 2020 and 2019, respectively, and (iii) $910,000 from decreased professional services.

Sales and Marketing. Our sales and marketing expenses for the three months June 30, 2020 decreased $719,000, or 14.6%, to $4,200,000 from $4,919,000 for the three months ended June 30, 2019 primarily due to our cost-cutting measures in connection with COVID-19. These decreases in sales and marketing expense were as follows: (i) $408,000 from decreased travel, (ii) $157,000 from decreased marketing expense in connection with new business, (iii) $125,000 from decreased employee-related expenses.

Research and Development. Our research and development expenses decreased by $430,000, or 18.1%, to $1,942,000 for the three months ended June 30, 2020 from $2,372,000 for the three months ended June 30, 2019 primarily due to our cost-cutting measures in connection with COVID-19. These decreases in research and development were as follows: (i) $181,000 from decreased supplies and (ii) $165,000 from decreased employee-related expenses.

Interest Expense

Interest Expense, net. Our interest expense, net for the three months ended June 30, 2020 decreased $1,764,000, or 28.6%, to $4,409,000 from $6,173,000 for the three months ended June 30, 2019, primarily due to lower interest rates.

Provision for Income Taxes

Income Tax. We recorded an income tax benefit of $1,022,000, or an effective tax rate of 25.3%, and an income tax benefit of $1,730,000, or an effective tax rate of 22.0%, for the three months ended June 30, 2020 and 2019, respectively. The effective tax rate for the three months ended June 30, 2020, was primarily impacted by non-deductible executive compensation under Internal Revenue Code Section 162(m) and foreign income taxed at rates that are different from the federal statutory rate.

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $87,410,000 and $90,624,000, a ratio of current assets to current liabilities of 1.3:1.0 at June 30, 2020 and March 31, 2020, respectively.

We generated cash during the three months ended June 30, 2020 from operations and the use of receivable discount programs. As we manage through the impacts of the COVID-19 pandemic, we have access to our existing cash, as well as our available credit facilities to meet short-term liquidity needs. We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, and lease and capital expenditure obligations over the next 12 months.

Share Repurchase Program

As of June 30, 2020, $15,692,000 of the $37,000,000 authorized share repurchase program had been utilized and $21,308,000 remained available to repurchase shares, subject to the limit in our credit facility. Our credit facility permits the payment of up to $20,000,000 of dividends and share repurchases per fiscal year, subject to a minimum availability threshold and pro forma compliance with financial covenants. We retired the 675,561 shares repurchased under this program through June 30, 2020. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Cash Flows

The following summarizes cash flows as reflected in the condensed consolidated statements of cash flows:

	Three Months Ended June 30,
	2020	2019
Cash flows provided by (used in):
Operating activities	$22,388,000	$(18,379,000)
Investing activities	(3,038,000)	(2,668,000)
Financing activities	(41,674,000)	22,328,000
Effect of exchange rates on cash and cash equivalents	172,000	15,000
Net (decrease) increase in cash and cash equivalents	$(22,152,000)	$1,296,000

Additional selected cash flow data:
Depreciation and amortization	$2,551,000	$2,379,000
Capital expenditures	2,983,000	3,976,000

Net cash provided by operating activities was $22,388,000 during the three months ended June 30, 2020 compared with net cash used in operating activities of $18,379,000 during the three months ended June 30, 2019. The significant change in our operating activities was due to increased collections of accounts receivable and a less significant increase in our inventory as we continue to manage our inventory levels during the three months ended June 30, 2020.

Net cash used in investing activities was $3,038,000 and $2,668,000 during the three months ended June 30, 2020 and 2019, respectively, due primarily to decreased purchases of plant and equipment for our current operations and the expansion of our operations in Mexico. In addition, we generated cash from the redemption of short-term investments during the three months ended June 30, 2019.

Net cash used in financing activities was $41,674,000 during the three months ended June 30, 2020 compared with net cash provided by financing activities $22,328,000 during the three months ended June 30, 2019. The significant change in our financing activities was due mainly to repayments under our credit facility during the three months ended June 30, 2020 compared with borrowing under our credit facility during the three months ended June 30, 2019.

Capital Resources

Credit Facility

We are party to a $268,620,000 senior secured financing, (as amended from time to time, the “Credit Facility”) with a syndicate of lenders, and PNC Bank, National Association, as administrative agent, consisting of (i) a $238,620,000 revolving loan facility, subject to borrowing base restrictions, a $24,000,000 sublimit for borrowings by Canadian borrowers, and a $20,000,000 sublimit for letters of credit (the “Revolving Facility”) and (ii) a $30,000,000 term loan facility (the “Term Loans”). The loans under the Credit Facility mature on June 5, 2023. The Credit Facility permits the payment of up to $20,000,000 of dividends and share repurchases per fiscal year, subject to a minimum availability threshold and pro forma compliance with financial covenants. In connection with the Credit Facility, the lenders have a security interest in substantially all of our assets.

The Term Loans require quarterly principal payments of $937,500. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on our Term Loans and Revolving Facility was 2.93% and 2.94%, at June 30, 2020, respectively, and 4.34% and 3.64% at March 31, 2020, respectively.

The Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of June 30, 2020.

The following summarizes the financial covenants required under the Credit Facility:

	Financial covenants required under the Credit Facility	Calculation as of June 30, 2020
Maximum senior leverage ratio	3.00	1.82
Minimum fixed charge coverage ratio	1.10	1.38

While we made payments to our Revolving Facility of $40,000,000, in light of COVID-19, we elected not to further pay down our Revolving Facility and accumulated cash of $27,464,000 as of June 30, 2020. Our credit arrangement only allows up to $6,000,000 of credit for cash when computing the senior leverage ratio. If we had paid down the Revolving Facility with cash on hand, our senior leverage ratio would have been 1.62. In addition to other covenants, the Credit Facility places limits on our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, redeem or repurchase capital stock, alter the business conducted by us and our subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt, and amend or otherwise alter debt agreements.

We had $112,000,000 and $152,000,000 outstanding under the Revolving Facility at June 30, 2020 and March 31, 2020, respectively. In addition, $5,679,000 was outstanding for letters of credit at June 30, 2020. At June 30, 2020, after certain contractual adjustments, $85,097,000 was available under the Revolving Facility.

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

The following is a summary of the receivable discount programs:

	Three Months Ended June 30,
	2020	2019
Receivables discounted	$111,360,000	$96,854,000
Weighted average days	345	346
Annualized weighted average discount rate	2.5%	3.9%
Amount of discount recognized as interest expense	$2,686,000	$3,649,000

Off-Balance Sheet Arrangements

At June 30, 2020, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our total capital expenditures, including finance leases and non-cash capital expenditures were $5,088,000 and $4,653,000 for the three months ended June 30, 2020 and 2019, respectively. These capital expenditures primarily include the purchase of equipment for our current operations and the expansion of our operations in Mexico. We expect to incur approximately $6,300,000 of capital expenditures for our current operations and approximately $11,000,000 for continued expansion of our operations in Mexico during fiscal 2021. We have used and expect to continue using our working capital and other available capital resources to fund these capital expenditures.

Litigation

There have been no material changes to our litigation matters that are presented in our Annual Report on Form 10-K for the year ended March 31, 2020, which was filed on June 15, 2020.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates that are presented in our Annual Report on Form 10-K for the year ended March 31, 2020, which was filed on June 15, 2020, except as discussed below.

New Accounting Pronouncements Recently Adopted

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued an accounting pronouncement related to the measurement of credit losses on financial instruments. This pronouncement, along with a subsequent Accounting Standards Updates (“ASU”) issued to clarify certain provisions of the new guidance, changes the impairment model for most financial assets and requires the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The adoption of this guidance on April 1, 2020 increased our required disclosures for our expected credit losses but did not have a material effect on our condensed consolidated financial statements.

Prior to April 1, 2020, accounts receivable were recorded at cost less an allowance for doubtful accounts. The net amount of accounts receivable and corresponding allowance for doubtful accounts were presented in the condensed consolidated balance sheets. We maintain an allowance for uncollectible accounts receivable for estimated losses resulting from the failure or inability of its customers to make required payments. Furthermore, receivable balances were assessed quarterly for impairment and an allowance was recorded if the receivable was considered impaired. Subsequent to April 1, 2020, accounts receivable are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The net amount of accounts receivable and corresponding allowance for credit losses are presented separately in the condensed consolidated balance sheets. We maintain an allowances for credit losses resulting from the expected failure or inability of our customers to make required payments. We recogniz the allowance for credit losses at inception and reassess quarterly based on the asset’s expected collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions, such as COVID-19, as well as expectations of conditions in the future, if applicable. Our allowance for credit losses is based on the assessment of the collectability of assets pooled together with similar risk characteristics.

We pool our receivables based on the shared risk characteristics of our customers. We record a provision for expected credit losses using a loss-rate method based on the ratio of our historical write-offs to our average trade accounts receivable. At each reporting period, we will assess whether financial assets in a pool continue to display similar risk characteristics. If particular receivables no longer display risk characteristics that are similar to those of the receivables in the pool, we may determine that we need to move those receivables to a different pool or perform an individual assessment of expected credit losses for those specific receivables.

Fair Value Measurements

In August 2018, the FASB issued guidance, which changes the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures, including the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 measurements, and the narrative description of measurement uncertainty should be applied prospectively only for the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively applied to all periods presented upon their effective date. The adoption of this guidance on April 1, 2020 modified certain of our disclosures for our Level 3 fair value measurements but did not have an impact on our condensed consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued guidance that, for a limited time, eases the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We will apply these amendments prospectively. The adoption of this guidance on April 1, 2020 did not have an impact on our condensed consolidated financial statements for the three months ended June 30, 2020.

New Accounting Pronouncements Not Yet Adopted

Income Taxes

In December 2019, the FASB issued guidance that simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application. This guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2020, which was filed with the SEC on June 15, 2020.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of June 30, 2020.

Inherent Limitations on Effectiveness of Controls

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our litigation matters that are presented in our Annual Report on Form 10-K for the year ended March 31, 2020, which was filed on June 15, 2020.

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed on June 15, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Limitation on Payment of Dividends and Share Repurchases

The Credit Facility permits the payment of up to $20,000,000 of dividends and share repurchases per fiscal year, subject to a minimum availability threshold and pro forma compliance with financial covenants.

Purchases of Equity Securities by the Issuer

Shares repurchased during the three months ended June 30, 2020 were as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 1 - April 30, 2020:
Open market and privately negotiated purchases	-	$-	-	$21,308,000
May 1 - May 31, 2020:
Open market and privately negotiated purchases	-	$-	-	21,308,000
June 1 - June 30, 2020:
Open market and privately negotiated purchases	-	$-	-	21,308,000
Total	0		0	$21,308,000

(1)
As of June 30, 2020, $15,692,000 of the $37,000,000 authorized share repurchase program had been utilized and $21,308,000 remained available to repurchase shares, subject to the limit in our Credit Facility. We retired the 675,561 shares repurchased under this program through June 30, 2020. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 17, 2014.

3.8	Amendment to the Amended and Restated By-Laws of Motorcar Parts of America, Inc., as adopted on June 9, 2016	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 14, 2016.

3.9	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 22, 2017.

4.1	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.2	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.3	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

Number	Description of Exhibit	Method of Filing
4.4	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.5	2014 Non-Employee Director Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.6	Third Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on November 20, 2017.

4.7	Fourth Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 24, 2020.

10.1	Amendment No. 4 to Employment Agreement, dated as of May 21, 2020, between Motorcar Parts of America, Inc., and Selwyn Joffe	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document).

101.SCM	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC.

Dated: August 10, 2020	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: August 10, 2020	By:	/s/ Kamlesh Shah
Kamlesh Shah
Chief Accounting Officer