Form 10-Q
period 2020-09-30
MOTORCAR PARTS AMERICA INC
filed 2020-11-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

There were 19,050,147 shares of Common Stock outstanding at November 2, 2020.

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

.
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2020	March 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$20,887,000	$49,616,000
Short-term investments	1,237,000	850,000
Accounts receivable — net	91,088,000	91,748,000
Inventory	240,018,000	234,680,000
Contract assets	33,309,000	20,332,000
Prepaid expenses and other current assets	10,463,000	11,890,000
Total current assets	397,002,000	409,116,000
Plant and equipment — net	49,893,000	44,957,000
Operating lease assets	68,530,000	53,029,000
Long-term deferred income taxes	18,706,000	18,950,000
Long-term contract assets	234,590,000	239,540,000
Goodwill and intangible assets — net	9,077,000	9,598,000
Other assets	1,638,000	1,839,000
TOTAL ASSETS	$779,436,000	$777,029,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$121,550,000	$95,083,000
Customer finished goods returns accrual	27,561,000	25,326,000
Contract liabilities	44,657,000	27,911,000
Revolving loan	94,000,000	152,000,000
Other current liabilities	5,154,000	9,390,000
Operating lease liabilities	6,228,000	5,104,000
Current portion of term loan	3,678,000	3,678,000
Total current liabilities	302,828,000	318,492,000
Term loan, less current portion	18,624,000	20,462,000
Long-term contract liabilities	90,223,000	92,101,000
Long-term deferred income taxes	75,000	79,000
Long-term operating lease liabilities	72,959,000	61,425,000
Other liabilities	6,732,000	8,950,000
Total liabilities	491,441,000	501,509,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $0.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $0.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $0.01 per share, 50,000,000 shares authorized; 19,026,587 and 18,969,380 shares issued and outstanding at September 30, 2020 and March 31, 2020, respectively	190,000	190,000
Additional paid-in capital	220,588,000	218,581,000
Retained earnings	76,289,000	64,117,000
Accumulated other comprehensive loss	(9,072,000)	(7,368,000)
Total shareholders' equity	287,995,000	275,520,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$779,436,000	$777,029,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019

Net sales	$154,730,000	$150,374,000	$250,086,000	$259,522,000
Cost of goods sold	115,004,000	113,801,000	196,973,000	205,366,000
Gross profit	39,726,000	36,573,000	53,113,000	54,156,000
Operating expenses:
General and administrative	12,518,000	12,483,000	24,205,000	25,020,000
Sales and marketing	4,326,000	5,448,000	8,526,000	10,367,000
Research and development	1,972,000	2,148,000	3,914,000	4,520,000
Foreign exchange impact of lease liabilities and forward contracts	(3,985,000)	1,802,000	(8,802,000)	1,265,000
Total operating expenses	14,831,000	21,881,000	27,843,000	41,172,000
Operating income	24,895,000	14,692,000	25,270,000	12,984,000
Interest expense, net	3,614,000	6,523,000	8,023,000	12,696,000
Income before income tax expense	21,281,000	8,169,000	17,247,000	288,000
Income tax expense	6,097,000	1,980,000	5,075,000	250,000
Net income	$15,184,000	$6,189,000	$12,172,000	$38,000
Basic net income per share	$0.80	$0.33	$0.64	$0.00
Diluted net income per share	$0.78	$0.32	$0.63	$0.00
Weighted average number of shares outstanding:
Basic	19,022,414	18,903,182	18,999,461	18,862,901
Diluted	19,345,311	19,217,327	19,289,765	19,246,599

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019

Net income	$15,184,000	$6,189,000	$12,172,000	$38,000
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(441,000)	(431,000)	(1,704,000)	168,000
Total other comprehensive (loss) income, net of tax	(441,000)	(431,000)	(1,704,000)	168,000
Comprehensive income	$14,743,000	$5,758,000	$10,468,000	$206,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income Loss	Total

Balance at March 31, 2020	18,969,380	$190,000	$218,581,000	$64,117,000	$(7,368,000)	$275,520,000
Compensation recognized under employee stock plans	-	-	1,043,000	-	-	1,043,000
Exercise of stock options	3,000	-	20,000	-	-	20,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	29,953	-	(207,000)	-	-	(207,000)
Foreign currency translation	-	-	-	-	(1,263,000)	(1,263,000)
Net loss	-	-	-	(3,012,000)	-	(3,012,000)
Balance at June 30, 2020	19,002,333	$190,000	$219,437,000	$61,105,000	$(8,631,000)	$272,101,000
Compensation recognized under employee stock plans	-	-	1,218,000	-	-	1,218,000
Exercise of stock options	6,000	-	73,000	-	-	73,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	18,254	-	(140,000)	-	-	(140,000)
Foreign currency translation	-	-	-	-	(441,000)	(441,000)
Net income	-	-	-	15,184,000	-	15,184,000
Balance at September 30, 2020	19,026,587	$190,000	$220,588,000	$76,289,000	$(9,072,000)	$287,995,000

	Common Stock
	Shares	Amount	Additional Paid-in Capital Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31,2019	18,817,400	$188,000	$215,047,000	$71,407,000	$(6,887,000)	$279,755,000
Compensation recognized under employee stock plans	-	-	988,000	-	-	988,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	36,872	1,000	(363,000)	-	-	(362,000)
Foreign currency translation	-	-	-	-	599,000	599,000
Net loss	-	-	-	(6,151,000)	-	(6,151,000)
Balance at June 30, 2019	18,854,272	$189,000	$215,672,000	$65,256,000	$(6,288,000)	$274,829,000
Compensation recognized under employee stock plans	-	-	1,053,000	-	-	1,053,000
Exercise of stock options	52,800	-	405,000	-	-	405,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	37,814	-	(700,000)	-	-	(700,000)
Foreign currency translation	-	-	-	-	(431,000)	(431,000)
Net income	-	-	-	6,189,000	-	6,189,000
Balance at September 30, 2019	18,944,886	$189,000	$216,430,000	$71,445,000	$(6,719,000)	$281,345,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$12,172,000	$38,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,233,000	4,619,000
Amortization of interest	767,000	861,000
Amortization of core premiums paid to customers	2,741,000	2,217,000
Noncash lease expense	3,410,000	2,431,000
(Gain) loss due to the change in the fair value of the contingent consideration	(65,000)	123,000
Foreign exchange impact of lease liabilities and forward contracts	(8,802,000)	1,265,000
Gain on short-term investments	(195,000)	(136,000)
Net provision for inventory reserves	5,281,000	6,656,000
Net provision for customer payment discrepancies and credit losses	421,000	827,000
Deferred income taxes	447,000	(638,000)
Share-based compensation expense	2,261,000	2,041,000
Loss on disposal of plant and equipment	1,000	3,000
Changes in operating assets and liabilities:
Accounts receivable	661,000	(14,672,000)
Inventory	(9,685,000)	(23,469,000)
Prepaid expenses and other current assets	1,200,000	306,000
Other assets	297,000	182,000
Accounts payable and accrued liabilities	22,745,000	(6,600,000)
Customer finished goods returns accrual	2,217,000	1,005,000
Contract assets, net	(10,735,000)	(1,956,000)
Contract liabilities, net	14,368,000	1,405,000
Operating lease liabilities	(3,027,000)	(2,107,000)
Other liabilities	(2,383,000)	(1,137,000)
Net cash provided by (used in) operating activities	39,330,000	(26,736,000)
Cash flows from investing activities:
Purchase of plant and equipment	(6,810,000)	(6,943,000)
Proceeds from sale of plant and equipment	-	26,000
Change in short-term investments	(192,000)	1,216,000
Net cash used in investing activities	(7,002,000)	(5,701,000)
Cash flows from financing activities:
Borrowings under revolving loan	-	42,000,000
Repayments of revolving loan	(58,000,000)	(8,400,000)
Repayments of term loan	(1,875,000)	(1,875,000)
Payments for debt issuance costs	-	(901,000)
Payments on finance lease obligations	(1,183,000)	(1,108,000)
Exercise of stock options	93,000	405,000
Cash used to net share settle equity awards	(347,000)	(1,062,000)
Net cash (used in) provided by financing activities	(61,312,000)	29,059,000
Effect of exchange rate changes on cash and cash equivalents	255,000	(78,000)
Net decrease in cash and cash equivalents	(28,729,000)	(3,456,000)
Cash and cash equivalents — Beginning of period	49,616,000	9,911,000
Cash and cash equivalents — End of period	$20,887,000	$6,455,000
Supplemental disclosures of cash flow information:
Cash paid for interest, net	$7,339,000	$11,859,000
Cash paid for income taxes, net of refunds	1,436,000	-
Cash paid for operating leases	5,323,000	3,538,000
Cash paid for finance leases	1,359,000	1,249,000
Plant and equipment acquired under finance leases	1,847,000	2,308,000
Assets acquired under operating leases	15,564,000	1,497,000
Non-cash capital expenditures	2,085,000	-

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2020
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

Impact of the Novel Coronavirus (“COVID-19”)

The outbreak of the COVID-19 pandemic has led to adverse impacts on the U.S. and global economies and created uncertainty regarding the potential effects on the Company’s employees, supply chain, operations, and customer demand. The COVID-19 pandemic could impact the Company’s operations and the operations of its customers, suppliers, and vendors because of quarantines, facility closures, travel, and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company will depend on numerous factors and future developments, which are highly uncertain and cannot be predicted, including, but not limited to: (i) the severity of the virus, (ii) the duration of a “second wave” or additional spikes, (iii) the effects of the pandemic on customers, suppliers, and vendors, (iv) the remedial actions and stimulus measures adopted by local, state and federal governments, and (v) the extent to which normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business because of an economic recession or depression that has occurred or may occur in the future. At this time, the Company is unable to predict accurately the ultimate long-term impact the COVID-19 pandemic will have on its business and financial condition.

2. Basis of Presentation and New Accounting Pronouncements

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2020, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 15, 2020.

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

New Accounting Pronouncements Recently Adopted

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued an accounting pronouncement related to the measurement of credit losses on financial instruments. This pronouncement, along with a subsequent Accounting Standards Updates (“ASU”) issued to clarify certain provisions of the new guidance, changed the impairment model for most financial assets and requires the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities are required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The adoption of this guidance on April 1, 2020 increased the Company’s required disclosures for its expected credit losses but did not have a material effect on its condensed consolidated financial statements.

Prior to April 1, 2020, accounts receivable were recorded at cost less an allowance for doubtful accounts. The net amount of accounts receivable and corresponding allowance for doubtful accounts were presented in the condensed consolidated balance sheets. The Company maintains allowances for uncollectible accounts receivable for estimated losses resulting from the failure or inability of its customers to make required payments. Furthermore, receivable balances were assessed quarterly for impairment and an allowance was recorded if the receivable was considered impaired. Subsequent to April 1, 2020, accounts receivable are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The net amount of accounts receivable and corresponding allowance for credit losses are presented separately in the condensed consolidated balance sheets. The Company maintains allowances for credit losses resulting from the expected failure or inability of its customers to make required payments. The Company recognizes the allowance for credit losses at inception and reassess quarterly based on the asset’s expected collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions, such as COVID-19, as well as expectations of conditions in the future, if applicable. The Company’s allowance for credit losses is based on the assessment of the collectability of assets pooled together with similar risk characteristics.

The Company records a provision for expected credit losses using a loss-rate method based on the ratio of its historical write-offs to its average trade accounts receivable. At each reporting period, the Company assesses whether financial assets in a pool continue to display similar risk characteristics. If particular receivables no longer display risk characteristics that are similar to those of the receivables in the pool, the Company may determine that it needs to move those receivables to a different pool or perform an individual assessment of expected credit losses for those specific receivables.

Fair Value Measurements

In August 2018, the FASB issued guidance, which changed the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures, including the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 measurements, and the narrative description of measurement uncertainty should be applied prospectively only for the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively applied to all periods presented upon their effective date. The adoption of this guidance on April 1, 2020 modified certain of the Company’s disclosures for its Level 3 fair value measurements but did not have an impact on its consolidated financial statements.

Reference Rate Reform
In March 2020, the FASB issued guidance that, for a limited time, eases the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company will apply these amendments prospectively. The adoption of this guidance on April 1, 2020 did not have an impact on the Company’s condensed consolidated financial statements for the three and six months ended September 30, 2020.

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

3. Accounts Receivable — Net

The Company has trade accounts receivable that result from the sale of goods and services. Accounts receivable — net includes offset accounts related to customer payment discrepancies, returned goods authorizations (“RGAs”) issued for in-transit unit returns, and allowances for credit losses. The Company believes its credit risk with respect to trade accounts receivable is limited due to its credit evaluation process and the long-term nature of its relationships with its largest customers. The Company utilizes a historical loss rate method, adjusted for any changes in economic conditions or risk characteristics, to estimate its expected credit losses each period. When developing an estimate of expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions, and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The historical loss rate method considers past write-offs of trade accounts receivable over a period commensurate with the initial term of the Company’s contracts with its customers. The Company recognizes the allowance for credit losses at inception and reassesses quarterly based on management’s expectation of the asset’s collectability. The Company’s accounts receivable are short-term in nature and written off only when all collection attempts have failed. The Company uses receivable discount programs with certain customers and their respective banks (see Note 10).

Accounts receivable — net is comprised of the following:

	September 30, 2020	March 31, 2020
Accounts receivable — trade	$109,443,000	$109,164,000
Allowance for credit losses	(483,000)	(4,252,000)
Customer payment discrepancies	(1,059,000)	(1,040,000)
Customer returns RGA issued	(16,813,000)	(12,124,000)
Total accounts receivable — net	$91,088,000	$91,748,000

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected. During the six months ended September 30, 2020, the Company wrote off amounts previously fully reserved for in connection the bankruptcy filing of one of its customers in fiscal 2016.

Six Months Ended
September 30, 2020
Balance at beginning of period	$4,252,000
Provision for expected credit losses	228,000
Recoveries	(100,000)
Amounts written off charged against the allowance	(3,897,000)
Balance at end of period	$483,000

4. Inventory

Inventory is comprised of the following:

	September 30, 2020	March 31, 2020
Inventory
Raw materials	$106,790,000	$99,360,000
Work-in-process	8,527,000	3,906,000
Finished goods	128,101,000	135,601,000
	243,418,000	238,867,000
Less allowance for excess and obsolete inventory	(13,752,000)	(13,208,000)
Inventory — net	229,666,000	225,659,000
Inventory unreturned	10,352,000	9,021,000
Total inventory	$240,018,000	$234,680,000

5. Contract Assets

During the three and six months ended September 30, 2020, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $892,000 and $2,276,000, respectively.

Contract assets are comprised of the following:

	September 30, 2020	March 31, 2020
Short-term contract assets
Cores expected to be returned by customers	$26,021,000	$12,579,000
Upfront payments to customers	1,618,000	2,865,000
Core premiums paid to customers	5,670,000	4,888,000
Total short-term contract assets	$33,309,000	$20,332,000

Long-term contract assets
Remanufactured cores held at customers' locations	$209,366,000	$217,616,000
Upfront payments to customers	435,000	589,000
Core premiums paid to customers	19,220,000	15,766,000
Long-term core inventory deposits	5,569,000	5,569,000
Total long-term contract assets	$234,590,000	$239,540,000

6. Significant Customer and Other Information

Significant Customer Concentrations

The largest customers accounted for the following  percentage of net sales:

	Three Months Ended September 30,		Six Months Ended September 30
	2020	2019	2020	2019
Net sales
Customer A	45%	41%	45%	40%
Customer B	21%	20%	23%	21%
Customer C	23%	23%	20%	22%

The largest customers accounted for the following percentage of accounts receivable – trade:

	September 30, 2020	March 31,2020
Accounts receivable - trade
Customer A	42%	28%
Customer B	20%	14%
Customer C	18%	33%

Geographic and Product Information

The Company’s products are sold predominantly in the U.S. and accounted for the following percentages of net sales:

	Three Months Ended September 30,		Six Months Ended September 30
	2020	2019	2020	2019
Rotating electrical products	80%	77%	77%	76%
Wheel hub products	12%	15%	14%	16%
Brake related products	7%	6%	8%	6%
Other products	1%	2%	1%	2%
	100%	100%	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three and six months ended September 30, 2020 and 2019.

7. Debt

The Company is party to a $268,620,000 senior secured financing, (as amended from time to time, the “Credit Facility”) with a syndicate of lenders, and PNC Bank, National Association, as administrative agent, consisting of (i) a $238,620,000 revolving loan facility, subject to borrowing base restrictions, a $24,000,000 sublimit for borrowings by Canadian borrowers, and a $20,000,000 sublimit for letters of credit (the “Revolving Facility”) and (ii) a $30,000,000 term loan facility (the “Term Loans”). The loans under the Credit Facility mature on June 5, 2023. The Credit Facility currently permits the payment of up to $30,000,000 of dividends and share repurchases for this fiscal year, subject to pro forma compliance with financial covenants. In connection with the Credit Facility, the lenders have a security interest in substantially all of the assets of the Company.

The Term Loans require quarterly principal payments of $937,500. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Term Loans and Revolving Facility was 2.91% at September 30, 2020, and 4.34% and 3.64%, respectively, at March 31, 2020.

The Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants at September 30, 2020.

The Company had cash of $20,887,000 at September 30, 2020 and paid down its outstanding debt by $59,875,000 during the six months ended September 30, 2020. However, the Credit Facility only allows up to $6,000,000 of credit for cash when computing the senior leverage ratio. In addition to other covenants, the Credit Facility places limits on the Company’s ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, redeem or repurchase capital stock, alter the business conducted by the Company and its subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt, and amend or otherwise alter debt agreements.
The following summarizes information about the Term Loans:

	September 30, 2020	March 31, 2020
Principal amount of term loan	$22,500,000	$24,375,000
Unamortized financing fees	(198,000)	(235,000)
Net carrying amount of term loan	22,302,000	24,140,000
Less current portion of term loan	(3,678,000)	(3,678,000)
Long-term portion of term loan	$18,624,000	$20,462,000

Future repayments of the Term Loans are as follows:

Year Ending March 31,
2021 - remaining six months	$1,875,000
2022	3,750,000
2023	3,750,000
2024	13,125,000
Total payments	$22,500,000

The Company had $94,000,000 and $152,000,000 outstanding under the Revolving Facility at September 30, 2020 and March 31, 2020, respectively. In addition, $5,963,000 was outstanding for letters of credit at September 30, 2020. At September 30, 2020, after certain contractual adjustments, $97,046,000 was available under the Revolving Facility.

8. Contract Liabilities

Contract liabilities are comprised of the following:

	September 30, 2020	March 31, 2020
Short-term contract liabilities
Customer core returns accruals	$16,254,000	$4,126,000
Customer allowances earned	14,839,000	13,844,000
Customer deposits	2,142,000	1,365,000
Core bank liability	564,000	528,000
Accrued core payment, net	10,858,000	8,048,000
Total short-term contract liabilities	$44,657,000	$27,911,000

Long-term contract liabilities
Customer core returns accruals	$68,745,000	$77,927,000
Customer allowances earned	449,000	542,000
Core bank liability	17,696,000	7,556,000
Accrued core payment, net	3,333,000	6,076,000
Total long-term contract liabilities	$90,223,000	$92,101,000

9. Leases

The Company leases various facilities in North America and Asia under operating leases expiring through August 2033. The Company has material nonfunctional currency leases that could have a material impact on the Company’s condensed consolidated statements of income. As required for other monetary liabilities, lessees remeasure foreign currency-denominated lease liabilities using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates and are not affected by subsequent changes in the exchange rates. The Company recorded a gain of $1,618,000 and a loss of $1,139,000 in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of income in connection with the remeasurement of foreign currency-denominated lease liabilities during the three months ended September 30, 2020 and 2019, respectively. The Company recorded a gain of $3,603,000 and a loss of $637,000 in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of income in connection with the remeasurement of foreign currency-denominated lease liabilities during the six months ended September 30, 2020 and 2019, respectively.

Balance sheet information for leases is as follows:

		September 30, 2020	March 31, 2020
Leases	Classification
Assets:
Operating	Operating lease assets	$68,530,000	$53,029,000
Finance	Plant and equipment	7,506,000	6,922,000
Total leased assets		$76,036,000	$59,951,000

Liabilities:
Current
Operating	Operating lease liabilities	$6,228,000	$5,104,000
Finance	Other current liabilities	2,333,000	2,059,000
Long-term
Operating	Long-term operating lease liabilities	72,959,000	61,425,000
Finance	Other liabilities	4,299,000	3,905,000
Total lease liabilities		$85,819,000	$72,493,000

Lease cost recognized in the condensed consolidated statements of income is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Lease cost
Operating lease cost	$2,877,000	$1,987,000	$5,560,000	$3,885,000
Short-term lease cost	337,000	295,000	654,000	698,000
Variable lease cost	230,000	157,000	373,000	287,000
Finance lease cost:
Amortization of finance lease assets	428,000	372,000	841,000	730,000
Interest on finance lease liabilities	93,000	73,000	176,000	141,000
Total lease cost	$3,965,000	$2,884,000	$7,604,000	$5,741,000

Maturities of lease commitments at September 30, 2020 were as follows:

Maturity of lease liabilities	Operating Leases	Finance Leases	Total
2021 - remaining six months	$5,521,000	$1,310,000	$6,831,000
2022	10,348,000	2,438,000	12,786,000
2023	9,269,000	1,800,000	11,069,000
2024	8,102,000	1,026,000	9,128,000
2025	8,095,000	618,000	8,713,000
Thereafter	69,261,000	87,000	69,348,000
Total lease payments	110,596,000	7,279,000	117,875,000
Less amount representing interest	(31,409,000)	(647,000)	(32,056,000)
Present value of lease liabilities	$79,187,000	$6,632,000	$85,819,000

Other information about leases is as follows:

September 30, 2020
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	3.3
Operating leases	11.5
Weighted-average discount rate:
Finance leases	5.6%
Operating leases	5.9%

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

The following is a summary of accounts receivable discount programs:

	Six Months Ended September 30,
	2020	2019
Receivables discounted	$222,310,000	$205,882,000
Weighted average days	341	346
Annualized weighted average discount rate	2.3%	3.6%
Amount of discount recognized as interest expense	$4,781,000	$7,196,000

11. Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, which would result in the issuance of incremental shares of common stock to the extent such impact is not anti-dilutive.

The following presents a reconciliation of basic and diluted net income per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net income	$15,184,000	$6,189,000	$12,172,000	$38,000
Basic shares	19,022,414	18,903,182	18,999,461	18,862,901
Effect of potentially dilutive securities	322,897	314,145	290,304	383,698
Diluted shares	19,345,311	19,217,327	19,289,765	19,246,599
Net income per share:

Basic net income per share	$0.80	$0.33	$0.64	$0.00

Diluted net income per share	$0.78	$0.32	$0.63	$0.00

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net income per share. For the three  months ended September 30, 2020 and 2019, there were 1,500,066 and 1,221,744  respectively, of potential common shares not included in the calculation of diluted net income per share because their effect was anti-dilutive. For the six months ended September 30, 2020 and 2019, there were 1,500,066 and 1,166,432, respectively, of potential common shares not included in the calculation of diluted net income per share because their effect was anti-dilutive.

12. Income Taxes

The Company recorded income tax expense of $6,097,000, or an effective tax rate of 28.6%, and $1,980,000, or an effective tax rate of 24.2%, for the three months ended September 30, 2020 and 2019, respectively. The Company recorded income tax expense of $5,075,000, or an effective tax rate of 29.4%, and $250,000, or an effective tax rate of 86.8%, for the six months ended September 30, 2020 and 2019, respectively. The effective tax rates for the three and six months ended September 30, 2020, were primarily impacted by non-deductible executive compensation under Internal Revenue Code Section 162(m) and foreign income taxed at rates that are different from the federal statutory rate.

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

At September 30, 2020, the Company is not under examination in any jurisdiction and the years ended March 31, 2016 through 2020 remain subject to examination. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $35,305,000 and $42,052,000 at September 30, 2020 and March 31, 2020, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of income.

The following shows the effect of derivative instruments on the condensed consolidated statements of income:

	Gain (Loss) Recognized as Foreign Exchange Impact of Lease Liabilities and Forward Contracts
Derivatives Not Designated as	Three Months Ended September 30,		Six Months Ended September 30,
Hedging Instruments	2020	2019	2020	2019
Forward foreign currency exchange contracts	$2,367,000	$(663,000)	$5,199,000	$(628,000)

The fair value of the forward foreign currency exchange contracts of $1,085,000 and $6,284,000 is included in other current liabilities in the condensed consolidated balance sheets at September 30, 2020 and March 31, 2020, respectively. The changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of cash flows for the six months ended September 30, 2020 and 2019.

14. Fair Value Measurements

The following summarizes financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	September 30, 2020				March 31, 2020
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$1,237,000	$1,237,000	$-	$-	$850,000	$850,000	$-	$-

Liabilities
Accrued liabilities
Short-term contingent consideration	2,030,000	-	-	2,030,000	2,190,000	-	-	2,190,000
Other current liabilities
Deferred compensation	1,237,000	1,237,000	-	-	850,000	850,000	-	-
Forward foreign currency exchange contracts	1,085,000	-	1,085,000	-	6,284,000	-	6,284,000	-
Other liabilities
Long-term contingent consideration	558,000	-	-	558,000	463,000	-	-	463,000

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

Contingent Consideration

In December 2018, the Company completed the acquisition of certain assets and assumption of certain liabilities from Mechanical Power Conversion, LLC (“E&M”). In connection with this acquisition, the Company is contingently obligated to make additional payments to the former owners of E&M up to an aggregate of $5,200,000 over a three-year period.

In January 2019, the Company completed the acquisition of all the equity interests of Dixie. In connection with this acquisition, the Company is contingently obligated to make additional payments to the former owners of Dixie up to $1,130,000 over a two-year period.

The Company’s contingent consideration is recorded in accrued expenses and other liabilities in its condensed consolidated balance sheets at September 30, 2020 and March 31, 2020, and is a Level 3 liability measured at fair value.

E&M Research and Development (“R&D”) Event Milestone

The fair value of the two-year R&D event milestone based on technology development and transfer was $1,220,000 and $1,130,000 at September 30, 2020 and March 31, 2020, respectively, determined using a probability weighted discounted cash flow method with the following assumptions commensurate with the term of the contingent consideration. Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

The assumptions used to determine the fair value is as follows:

September 30, 2020
Risk free interest rate	0.10%
Counter party rate	6.70%
Probability	100.00%

E&M Gross Profit Earn-out Consideration

The fair value of the three-year gross profit earn-out consideration was $1,360,000 and $1,230,000 at September 30, 2020 and March 31, 2020, respectively, determined using a Monte Carlo Simulation Model. Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

The assumptions used to determine the fair value is as follows:

September 30, 2020
Risk free interest rate	0.12%
Counter party rate	6.70%
Expected volatility (1)	40.00%
Weighted average cost of capital (1)	13.50%

(1)	The range for expected volatility was 35% to 45% and the range for the weighted average cost of capital was 13% to 14%.

Dixie Revenue Earn-out Consideration

The fair value of the two-year revenue earn-out consideration was $8,000 and $293,000 at September 30, 2020 and March 31, 2020, respectively, determined using a Monte Carlo Simulation Model.

The assumptions used to determine the fair value is as follows:

September 30, 2020
Risk free interest rate	0.10%
Counter party rate	6.63%
Revenue volatility (1)	4.50%
Revenue discount rate (1)	2.00%
Asset volatility (1)	30.00%

(1)	The range for revenue volatility was 3.5% to 5.5%, 1.5% to 2.5% for the revenue discount rate, and 25% to 35% for asset volatility.

Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

The following table summarizes the activity for financial assets and liabilities utilizing Level 3 fair value measurements:

	Three Months Ended September 30,		Six Months Ended September 30,
Contingent Consideration	2020	2019	2020	2019
Beginning balance	$2,606,000	$4,970,000	$2,653,000	$4,721,000
Changes in revaluations of contingent consideration included in earnings	(18,000)	(119,000)	(65,000)	130,000
Ending balance	$2,588,000	$4,851,000	$2,588,000	$4,851,000

During the three and six months ended September 30, 2020, the Company had no other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

15. Share-based Payments

Stock Options

The Company granted options to purchase 345,423 and 300,039 shares of common stock during the six months ended September 30, 2020 and 2019, respectively. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The following assumptions were used to derive the weighted average fair value of the stock options granted:

	Six Months Ended September 30,
	2020	2019
Weighted average risk free interest rate	0.44%	1.77%
Weighted average expected holding period (years)	5.96	5.70
Weighted average expected volatility	44.90%	42.51%
Weighted average expected dividend yield	-	-
Weighted average fair value of options granted	$6.43	$8.28

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2020	1,536,123	$18.18
Granted	345,423	$15.16
Exercised	(9,000)	$10.32
Forfeited	(23,280)	$21.97
Outstanding at September 30, 2020	1,849,266	$17.60

At September 30, 2020, options to purchase 616,682 shares of common stock were unvested at a weighted average exercise price of $17.13.

At September 30, 2020, there was $3,893,000 of total unrecognized compensation expense related to unvested stock option awards. Compensation expense related to unvested stock option awards will be recognized over a weighted average vesting period of approximately 2.1 years.

Restricted Stock Units and Restricted Stock (collectively “RSUs”)

During the six months ended September 30, 2020 and 2019, the Company granted 212,293 and 79,851 shares of RSUs, respectively, with an estimated grant date fair value of $3,503,000 and $1,591,000, respectively, based on the closing market price on the grant date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2020	201,983	$20.06
Granted	212,293	$16.50
Vested	(70,294)	$21.61
Forfeited	(3,347)	$16.98
Outstanding at September 30, 2020	340,635	$17.55

At September 30, 2020, there was $4,932,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 1.7 years.

16. Commitments and Contingencies

Warranty Returns

The Company allows its customers to return goods that their consumers have returned to them, whether or not the returned item is defective (“warranty returns”). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales.

The following summarizes the changes in the warranty return accrual:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$22,192,000	$15,818,000	$18,300,000	$19,475,000
Charged to expense	30,872,000	32,531,000	53,961,000	55,716,000
Amounts processed	(30,565,000)	(31,774,000)	(49,762,000)	(58,616,000)
Balance at end of period	$22,499,000	$16,575,000	$22,499,000	$16,575,000

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

Disclosure Regarding Private Securities Litigation Reform Act of 1995

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those expressed or implied by such statements. These factors include, but are not limited to: the current and future impacts of the COVID-19 public health crisis; concentration of sales to a small number of customers; changes in the financial condition of or our relationship with any of our major customers; increases in the average accounts receivable collection period; the loss of sales to customers; delays in payments by customers; the increasing customer pressure for lower prices and more favorable payment and other terms; lower revenues than anticipated from new and existing contracts; the increasing demands on our working capital; the significant strain on working capital associated with large inventory purchases from customers; lower efficiency or production due to stay at home orders or other restrictions issued by governments due to COVID-19 concerns; any meaningful difference between expected production needs and ultimate sales to our customers; investments in operational changes or acquisitions; our ability to obtain any additional financing we may seek or require; our ability to maintain positive cash flows from operations; our failure to meet the financial covenants or the other obligations set forth in our credit agreement and the lenders’ refusal to waive any such defaults; increases in interest rates; the impact of high gasoline prices; consumer preferences and general economic conditions; increased competition in the automotive parts industry including increased competition from Chinese and other offshore manufacturers; difficulty in obtaining Used Cores and component parts or increases in the costs of those parts; political, criminal or economic instability in any of the foreign countries where we conduct operations; currency exchange fluctuations; potential tariffs, unforeseen increases in operating costs; risks associated with cyber-attacks; risks associated with conflict minerals; the impact of new tax laws and interpretations thereof; uncertainties affecting our ability to estimate our tax rate and other factors discussed herein and in our other filings with the Securities and Exchange Commission (the “SEC”). These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expected in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Impact of the Novel Coronavirus (“COVID-19”)

The outbreak of the COVID-19 pandemic has spread globally and created significant volatility, uncertainty and economic disruption in many countries, including the countries in which we operate. National, state and local governments in these countries have implemented a variety of measures in response to the COVID-19 pandemic that have the effect of restricting or limiting, among other activities, the operations of certain businesses.

We experienced a significant reduction in customer demand for our products during April 2020, but sales have subsequently recovered. However, at this time, we are unable to predict accurately the ultimate long-term impact that COVID-19 will have on our business and financial condition. While the near-term outlook appears positive, any additional government shutdowns or the duration of a “second wave” or additional spikes could negatively impact our business and financial condition. There have been no serious outbreaks in any of our production facilities; however, a serious outbreak could affect our production capabilities.

Our business has continued to operate as we have been declared an essential business; however, we have experienced some disruption in our global supply chain as a result of the ongoing impact of COVID-19. In addition, we experienced inefficiencies in our operations due to the implementation of additional personnel safety measures throughout our facilities, which negatively affects our operating efficiencies. These personnel safety measures included adding an additional shift in conjunction with reducing the number of hours in the existing shift, greater spacing (less personnel) in production areas and sanitizing procedures between shifts. High-risk employees at all of our facilities have been required to remain at home; however, they continue to receive their compensation. We also implemented safe work practices across all of our facilities, including work from home rules, staggered shifts, Plexiglas barriers, and many other safety precautions. Our employees have embraced the challenges of working remotely, continuing to operate through constant communication with team members.

Enhanced levels of communication at all levels within the organization are critical to address the ever-changing landscape brought on by COVID-19, especially with most of our office staff continuing to work from home. Such efforts have included, board check-in meetings and executive committee meetings, as needed, and regular town hall style communications with all employees.

To date, we have incurred increased costs as a result of COVID-19, including increased employee costs, such as expanded benefits and frontline incentives, and other operating costs, such as costs associated with the provision of personal protective equipment, which have negatively impacted our profitability. During the three and six months ended September 30, 2020, these expanded benefits, supply costs and other COVID-19 related costs resulted in $2,048,000 and $4,343,000, respectively, of total expense included in cost of goods sold and operating expenses in the condensed consolidated statements of income. During the three and six months ended September 30, 2020, we received $484,000 and $849,000, respectively, in payments from the Canadian Government under the Canadian Emergency Wage Subsidy program and our Asian subsidiaries received $44,000 and $137,000, respectively, from their local government assistance programs. These payments are included in cost of goods sold and operating expenses in the condensed consolidated statements of income. In addition, we deferred the employer’s share of social security taxes of $812,000, which is included in other liabilities in the condensed consolidated balance sheet at September 30, 2020.

Due to the seriousness of the COVID-19 pandemic and the unknown impact at this time on our business, we conserved cash wherever practicable. We implemented furloughs, layoffs, and salary reductions. Salary decreases affected 175 employees, ranging from 5% - 50% of base pay. Salaries for all affected employees were reinstated at various dates through September 30, 2020. In addition, we implemented a worldwide travel ban and controls on all other expenses, including a freeze on hiring and salary increases.

Results of Operations for the Three Months Ended September 30, 2020 and 2019

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Three Months Ended
	September 30,
	2020	2019
Gross profit percentage	25.7%	24.3%
Cash flow provided by (used in) operations	$16,942,000	$(8,357,000)
Finished goods turnover (annualized) (1)	3.5	2.8

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending finished goods inventory values, which includes all on-hand core inventory, for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended
	September 30,
	2020	2019
Net sales	$154,730,000	$150,374,000
Cost of goods sold	115,004,000	113,801,000
Gross profit	39,726,000	36,573,000
Gross profit percentage	25.7%	24.3%

Net Sales. Our net sales for the three months ended September 30, 2020 increased by $4,356,000, or 2.9%, to $154,730,000 compared with net sales for the three months ended September 30, 2019 of $150,374,000. Net sales for the three months ended September 30, 2020 include $12,779,000 in core revenue due to a realignment of inventory at two customer distribution centers with expected future sales benefits as product mix changes. Net sales were negatively impacted due to challenges related to the COVID-19 pandemic.

Gross Profit. Our gross profit was $39,726,000, or 25.7% of net sales, for the three months ended September 30, 2020 compared with $36,573,000, or 24.3% of net sales, for the three months ended September 30, 2019. Our gross profit was negatively impacted by $1,533,000, or 1.0%, due to COVID-19 related costs.

The gross profit was also impacted by (i) a $2,847,000 benefit for revised tariff costs during the three months ended September 30, 2020 and (ii) non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value and gain due to realignment of inventory at two customer distribution centers, which resulted in a net gain of $3,499,000 during the three months ended September 30, 2020 compared with a write-down of $2,908,000 for the three months ended September 30, 2019.

Our gross profit for the three months ended September 30, 2020 and 2019 was also impacted by: (i) transition expenses in connection with the expansion of our operations in Mexico of $4,054,000 and $2,327,000, respectively, and (ii) amortization of core premiums paid to customers related to new business of $1,518,000 and $1,109,000, respectively.

In addition, gross profit for the three months ended September 30, 2019 was impacted by cost recovery of $293,000 in connection with the cancellation of a customer contract, and customer allowances related to new business of $242,000.

Operating Expenses

The following summarizes operating expenses:

	Three Months Ended
	September 30,
	2020	2019
General and administrative	$12,518,000	$12,483,000
Sales and marketing	4,326,000	5,448,000
Research and development	1,972,000	2,148,000
Foreign exchange impact of lease liabilities and forward contracts	(3,985,000)	1,802,000

Percent of net sales

General and administrative	8.1%	8.3%
Sales and marketing	2.8%	3.6%
Research and development	1.3%	1.4%
Foreign exchange impact of lease liabilities and forward contracts	(2.6)%	1.2%

General and Administrative. Our general and administrative expenses for the three months ended September 30, 2020 were $12,518,000, which represents an increase of $35,000, or 0.3%, from general and administrative expenses for the three months ended September 30, 2019 of $12,483,000. The increase in general and administrative expense was from expanded benefits, supply costs and other COVID-19 related costs, which were partially offset by $323,000 in decreased professional services and $196,000 in decreased travel.

Sales and Marketing. Our sales and marketing expenses for the three months September 30, 2020 decreased $1,122,000, or 20.6%, to $4,326,000 from $5,448,000 for the three months ended September 30, 2019 primarily due to our cost-cutting measures in connection with COVID-19. These decreases in sales and marketing expense were as follows: (i) $390,000 from decreased travel, (ii) $279,000 of decreased advertising and marketing expense, (iii) $277,000 from decreased employee-related expenses, and (iv) $91,000 of decreased trade shows expense.

Research and Development. Our research and development expenses decreased by $176,000, or 8.2%, to $1,972,000 for the three months ended September 30, 2020 from $2,148,000 for the three months ended September 30, 2019 primarily due to our cost-cutting measures in connection with COVID-19.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. The remeasurement of our foreign currency-denominated lease liabilities resulted in a non-cash gain of $1,618,000 and a non-cash loss $1,139,000 for the three months ended September 30, 2020 and 2019, respectively, due to movements in foreign exchange rates. In addition, the forward foreign currency exchange contracts resulted in a non-cash gain of $2,367,000 and a non-cash loss $663,000 for the three months ended September 30, 2020 and 2019, respectively, due to the changes in their fair values.

Interest Expense

Interest Expense, net. Our interest expense, net for the three months ended September 30, 2020 decreased $2,909,000, or 44.6%, to $3,614,000 from $6,523,000 for the three months ended September 30, 2019, primarily due to lower interest rates and lower average outstanding balances under our credit facility.

Provision for Income Taxes

Income Tax. We recorded income tax expense of $6,097,000, or an effective tax rate of 28.6%, and $1,980,000, or an effective tax rate of 24.2%, for the three months ended September 30, 2020 and 2019, respectively. The effective tax rate for the three months September 30, 2020, was primarily impacted by non-deductible executive compensation under Internal Revenue Code Section 162(m) and foreign income taxed at rates that are different from the federal statutory rate.

Results of Operations for the Six Months Ended September 30, 2020 and 2019

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Six Months Ended
	September 30,
	2020	2019
Gross profit percentage	21.2%	20.9%
Cash flow provided by (used in) operations	$39,330,000	$(26,736,000)
Finished goods turnover (annualized) (1)	3.0	2.7

(1)
Annualized finished goods turnover for the period is calculated by multiplying cost of goods sold for the period by 2 and dividing the result by the average between beginning and ending finished goods inventory values, which includes all on-hand core inventory, for the period. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Six Months Ended
	September 30,
	2020	2019
Net sales	$250,086,000	$259,522,000
Cost of goods sold	196,973,000	205,366,000
Gross profit	53,113,000	54,156,000
Gross profit percentage	21.2%	20.9%

Net Sales. Our net sales for the six months ended September 30, 2020 decreased by $9,436,000, or 3.6%, to $250,086,000 compared with net sales for the six months ended September 30, 2019 of $259,522,000. Our net sales were negatively impacted due to challenges related to the COVID-19 pandemic partially offset by $12,779,000 in core revenue due to a realignment of inventory at two customer distribution centers with expected future sales benefits as product mix changes.

Gross Profit. Our gross profit was $53,113,000, or 21.2% of net sales, for the six months ended September 30, 2020 compared with $54,156,000, or 20.9% of net sales, for the six months ended September 30, 2019. Our gross profit was negatively impacted by $3,373,000, or 1.3%, due to COVID-19 related costs.

The gross profit was also impacted by (i) a $2,847,000 benefit for revised tariff costs during the six months ended September 30, 2020 and (ii) non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value and gain due to realignment of inventory at two customer distribution centers, which resulted in a net gain of $2,115,000 during the six months ended September 30, 2020 compared with a write-down of $7,472,000 for the six months ended September 30, 2019.

Our gross profit for the six months ended September 30, 2020 and 2019 was also impacted by: (i) transition expenses in connection with the expansion of our operations in Mexico of $7,355,000 and $3,681,000, respectively, (ii) amortization of core premiums paid to customers related to new business of $2,741,000 and $2,217,000, respectively, and (iii) customer allowances and return accruals related to new business of $307,000 and $342,000, respectively.

In addition, gross profit for the six months ended September 30, 2019 was impacted by net tariff costs of $1,067,000 not passed through to customers, and cost of $133,000 in connection with the cancellation of a customer contract.

Operating Expenses

The following summarizes operating expenses:

	Six Months Ended
	September 30,
	2020	2019

General and administrative	$24,205,000	$25,020,000
Sales and marketing	8,526,000	10,367,000
Research and development	3,914,000	4,520,000
Foreign exchange impact of lease liabilities and forward contracts	(8,802,000)	1,265,000

Percent of net sales

General and administrative	9.7%	9.6%
Sales and marketing	3.4%	4.0%
Research and development	1.6%	1.7%
Foreign exchange impact of lease liabilities and forward contracts	(3.5)%	0.5%

General and Administrative. Our general and administrative expenses for the six months ended September 30, 2020 were $24,205,000, which represents a decrease of $815,000, or 3.3%, from general and administrative expenses for the six months ended September 30, 2019 of $25,020,000. This decrease in general and administrative expense was due to $1,233,000 in decreased professional services and $372,000 in decreased travel. This decrease was partially offset by expanded benefits, supply costs and other COVID-19 related costs.

Sales and Marketing. Our sales and marketing expenses for the six months September 30, 2020 decreased $1,841,000, or 17.8%, to $8,526,000 from $10,367,000 for the six months ended September 30, 2019 primarily due to our cost-cutting measures in connection with COVID-19. These decreases in sales and marketing expense were as follows: (i) $798,000 from decreased travel, (ii) $559,000 from decreased advertising and marketing expense, (iii) $401,000 from decreased employee-related expenses, and (iv) $170,000 of decreased trade shows expense.

Research and Development. Our research and development expenses decreased by $606,000, or 13.4%, to $3,914,000 for the six months ended September 30, 2020 from $4,520,000 for the six months ended September 30, 2019 primarily due to our cost-cutting measures in connection with COVID-19. This decrease in research and development was due to $403,000 of decreased employee-related expenses and $88,000 of decreased expense for our sample library.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. The remeasurement of our foreign currency denominated lease liabilities resulted in a non-cash gain of $3,603,000 and a non-cash loss $637,000 for the six months ended September 30, 2020 and 2019, respectively, due to movements in foreign exchange rates. In addition, the forward foreign currency exchange contracts resulted in a non-cash gain of $5,199,000 and a non-cash loss $628,000 for the six months ended September 30, 2020 and 2019, respectively, due primarily to the changes in their fair values.

Interest Expense

Interest Expense, net. Our interest expense, net for the six months ended September 30, 2020 decreased $4,673,000, or 36.8%, to $8,023,000 from $12,696,000 for the six months ended September 30, 2019, primarily due to lower interest rates and lower average outstanding balances under our credit facility.

Provision for Income Taxes

Income Tax. We recorded income tax expense of $5,075,000, or an effective tax rate of 29.4%, and $250,000, or an effective tax rate of 86.8%, for the six months ended September 30, 2020 and 2019, respectively. The effective tax rate for the six months ended September 30, 2020, was primarily impacted by non-deductible executive compensation under Internal Revenue Code Section 162(m) and foreign income taxed at rates that are different from the federal statutory rate.

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $94,174,000 and $90,624,000, a ratio of current assets to current liabilities of 1.3:1.0 at September 30, 2020 and March 31, 2020, respectively.

We generated cash during the six months ended September 30, 2020 from operations and the use of receivable discount programs. As we manage through the impacts of the COVID-19 pandemic, we have access to our existing cash, as well as our available credit facilities to meet short-term liquidity needs. We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, and lease and capital expenditure obligations over the next 12 months.

Share Repurchase Program

As of September 30, 2020, $15,692,000 of the $37,000,000 authorized share repurchase program had been utilized and $21,308,000 remained available to repurchase shares, subject to the limit in our credit facility. Our credit facility currently permits the payment of up to $30,000,000 of dividends and share repurchases for this fiscal year, subject to pro forma compliance with financial covenants. We retired the 675,561 shares repurchased under this program through September 30, 2020. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Cash Flows

The following summarizes cash flows as reflected in the condensed consolidated statements of cash flows:

	Six Months Ended
	September 30,
	2020	2019
Cash flows provided by (used in):
Operating activities	$39,330,000	$(26,736,000)
Investing activities	(7,002,000)	(5,701,000)
Financing activities	(61,312,000)	29,059,000
Effect of exchange rates on cash and cash equivalents	255,000	(78,000)

Net decrease in cash and cash equivalents	$(28,729,000)	$(3,456,000)

Additional selected cash flow data:
Depreciation and amortization	$5,233,000	$4,619,000
Capital expenditures	6,810,000	6,943,000

Net cash provided by operating activities was $39,330,000 during the six months ended September 30, 2020 compared with net cash used in operating activities of $26,736,000 during the six months ended September 30, 2019. The significant change in our operating activities for the current year was due to increased operating results (net income plus the net add-back for non-cash transactions in earnings) and an increase in average days outstanding of accounts payable balances. In addition, our prior year operating activities were significantly impacted by our growth initiatives, including our new expanded footprint and product lines.

Net cash used in investing activities was $7,002,000 and $5,701,000 during the six months ended September 30, 2020 and 2019, respectively, due to the redemption of short-term investments during the prior year.

Net cash used in financing activities was $61,312,000 during the six months ended September 30, 2020 compared with net cash provided by financing activities $29,059,000 during the six months ended September 30, 2019. The significant change in our financing activities was due to reducing our outstanding debt by $59,875,000 during the six months ended September 30, 2020 compared with borrowing to support our growth initiatives, including the expansion of our operations in Mexico and our product line expansion during the six months ended September 30, 2019.

Capital Resources

Credit Facility

We are party to a $268,620,000 senior secured financing, (as amended from time to time, the “Credit Facility”) with a syndicate of lenders, and PNC Bank, National Association, as administrative agent, consisting of (i) a $238,620,000 revolving loan facility, subject to borrowing base restrictions, a $24,000,000 sublimit for borrowings by Canadian borrowers, and a $20,000,000 sublimit for letters of credit (the “Revolving Facility”) and (ii) a $30,000,000 term loan facility (the “Term Loans”). The loans under the Credit Facility mature on June 5, 2023. The Credit Facility currently permits the payment of up to $30,000,000 of dividends and share repurchases for this fiscal year, subject to pro forma compliance with financial covenants. In connection with the Credit Facility, the lenders have a security interest in substantially all of our assets.

The Term Loans require quarterly principal payments of $937,500. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on our Term Loans and Revolving Facility was 2.91%, at September 30, 2020, and 4.34% and 3.64%, respectively at March 31, 2020.

The Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of September 30, 2020.

The following summarizes the financial covenants required under the Credit Facility:

	Financial covenants required under the Credit Facility	Calculation as of September 30, 2020
Maximum senior leverage ratio	3.00	1.56
Minimum fixed charge coverage ratio	1.10	1.35

We had cash of $20,887,000 at September 30, 2020 and paid down our outstanding debt by $59,875,000 during the six months ended September 30, 2020. However, the Credit Facility only allows up to $6,000,000 of credit for cash when computing the senior leverage ratio. Our senior leverage ratio would have been 1.43 had we paid down the Revolving Facility with cash on hand. In addition to other covenants, the Credit Facility places limits on our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, redeem or repurchase capital stock, alter the business conducted by us and our subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt, and amend or otherwise alter debt agreements.

We had $94,000,000 and $152,000,000 outstanding under the Revolving Facility at September 30, 2020 and March 31, 2020, respectively. In addition, $5,963,000 was outstanding for letters of credit at September 30, 2020. At September 30, 2020, after certain contractual adjustments, $97,046,000 was available under the Revolving Facility.

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

The following is a summary of the receivable discount programs:

	Six Months Ended
	September 30,
	2020	2019
Receivables discounted	$222,310,000	$205,882,000
Weighted average days	341	346
Annualized weighted average discount rate	2.3%	3.6%
Amount of discount recognized as interest expense	$4,781,000	$7,196,000

Off-Balance Sheet Arrangements

At September 30, 2020, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our total capital expenditures, including finance leases and non-cash capital expenditures were $8,798,000 and $9,251,000 for the six months ended September 30, 2020 and 2019, respectively. These capital expenditures primarily include the purchase of equipment for our current operations and the expansion of our operations in Mexico. We expect to incur approximately $4,900,000 of capital expenditures for our current operations and approximately $12,400,000 for continued expansion of our operations in Mexico for the full fiscal year 2021. We have used and expect to continue using our working capital and other available capital resources to fund these capital expenditures.

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

New Accounting Pronouncements Recently Adopted

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued an accounting pronouncement related to the measurement of credit losses on financial instruments. This pronouncement, along with a subsequent Accounting Standards Updates (“ASU”) issued to clarify certain provisions of the new guidance, changed the impairment model for most financial assets and requires the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The adoption of this guidance on April 1, 2020 increased our required disclosures for our expected credit losses but did not have a material effect on our condensed consolidated financial statements.

Prior to April 1, 2020, accounts receivable were recorded at cost less an allowance for doubtful accounts. The net amount of accounts receivable and corresponding allowance for doubtful accounts were presented in the condensed consolidated balance sheets. We maintain an allowance for uncollectible accounts receivable for estimated losses resulting from the failure or inability of its customers to make required payments. Furthermore, receivable balances were assessed quarterly for impairment and an allowance was recorded if the receivable was considered impaired. Subsequent to April 1, 2020, accounts receivable are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The net amount of accounts receivable and corresponding allowance for credit losses are presented separately in the condensed consolidated balance sheets. We maintain an allowance for credit losses resulting from the expected failure or inability of our customers to make required payments. We recognize the allowance for credit losses at inception and reassess quarterly based on the asset’s expected collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions, such as COVID-19, as well as expectations of conditions in the future, if applicable. Our allowance for credit losses is based on the assessment of the collectability of assets pooled together with similar risk characteristics.

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

Fair Value Measurements

In August 2018, the FASB issued guidance, which changed the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures, including the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 measurements, and the narrative description of measurement uncertainty should be applied prospectively only for the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively applied to all periods presented upon their effective date. The adoption of this guidance on April 1, 2020 modified certain of our disclosures for our Level 3 fair value measurements but did not have an impact on our consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued guidance that, for a limited time, eases the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We will apply these amendments prospectively. The adoption of this guidance on April 1, 2020 did not have an impact on our condensed consolidated financial statements for the three and six months ended September 30, 2020.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of September 30, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our litigation matters that are presented in our Annual Report on Form 10-K for the year ended March 31, 2020, which was filed on June 15, 2020.

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed on June 15, 2020, except as discussed below.

There is uncertainty surrounding potential legal, regulatory and policy changes by a new presidential administration in the United States that may directly affect the Company and the global economy.

We face regulatory and tax uncertainties due to the U.S. presidential election on November 3, 2020. The nature, timing, economic, and political effects of any potential change to the current legal and regulatory framework affecting us remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and have an adverse impact on our business, financial condition, results of operations and growth prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Limitation on Payment of Dividends and Share Repurchases

The Credit Facility currently permits the payment of up to $30,000,000 of dividends and share repurchases for this fiscal year, subject to pro forma compliance with financial covenants.

Purchases of Equity Securities by the Issuer

Shares repurchased during the three months ended September 30, 2020 were as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

July 1 - July 31, 2020:
Open market and privately negotiated purchases	-	$-	-	$21,308,000
August 1 - August 31, 2020:
Open market and privately negotiated purchases	-	$-	-	21,308,000
September 1 - September 30, 2020:
Open market and privately negotiated purchases	-	$-	-	21,308,000

Total	0		0	$21,308,000

(1)
As of September 30, 2020, $15,692,000 of the $37,000,000 authorized share repurchase program had been utilized and $21,308,000 remained available to repurchase shares, subject to the limit in our Credit Facility. We retired the 675,561 shares repurchased under this program through September 30, 2020. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Item 5.	Other Information

None.

Item 6.          Exhibits

(a)	Exhibits:

Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 17, 2014.

3.8	Amendment to the Amended and Restated By-Laws of Motorcar Parts of America, Inc., as adopted on June 9, 2016	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 14, 2016.

3.9	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 22, 2017.

4.1	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.2	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.3	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

Number	Description of Exhibit	Method of Filing

4.4	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.5	2014 Non-Employee Director Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.6	Third Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on November 20, 2017.

4.7	Fourth Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 24, 2020.

10.1	Amendment No. 4 to Employment Agreement, dated as of May 21, 2020, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to exhibit 10.1 to the Quarterly Report filed on August 10, 2020.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document).

101.SCM	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC.

Dated: November 9, 2020	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: November 9, 2020	By:	/s/ Kamlesh Shah
Kamlesh Shah
Chief Accounting Officer