Form 10-Q
period 2020-12-31
MOTORCAR PARTS AMERICA INC
filed 2021-02-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

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

There were 19,056,292 shares of Common Stock outstanding at February 2, 2021.

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

.
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2020	March 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$12,800,000	$49,616,000
Short-term investments	1,508,000	850,000
Accounts receivable — net	45,271,000	91,748,000
Inventory	296,281,000	234,680,000
Contract assets	25,382,000	20,332,000
Prepaid expenses and other current assets	13,866,000	11,890,000
Total current assets	395,108,000	409,116,000
Plant and equipment — net	54,464,000	44,957,000
Operating lease assets	74,685,000	53,029,000
Long-term deferred income taxes	16,603,000	18,950,000
Long-term contract assets	248,544,000	239,540,000
Goodwill and intangible assets — net	8,876,000	9,598,000
Other assets	956,000	1,839,000
TOTAL ASSETS	$799,236,000	$777,029,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$146,073,000	$95,083,000
Customer finished goods returns accrual	34,267,000	25,326,000
Contract liabilities	44,778,000	27,911,000
Revolving loan	59,000,000	152,000,000
Other current liabilities	4,798,000	9,390,000
Operating lease liabilities	6,232,000	5,104,000
Current portion of term loan	3,678,000	3,678,000
Total current liabilities	298,826,000	318,492,000
Term loan, less current portion	17,705,000	20,462,000
Long-term contract liabilities	104,583,000	92,101,000
Long-term deferred income taxes	73,000	79,000
Long-term operating lease liabilities	71,569,000	61,425,000
Other liabilities	6,796,000	8,950,000
Total liabilities	499,552,000	501,509,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $0.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $0.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $0.01 per share, 50,000,000 shares authorized; 19,056,292 and 18,969,380 shares issued and outstanding at December 31, 2020 and March 31, 2020, respectively	191,000	190,000
Additional paid-in capital	222,193,000	218,581,000
Retained earnings	84,758,000	64,117,000
Accumulated other comprehensive loss	(7,458,000)	(7,368,000)
Total shareholders' equity	299,684,000	275,520,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$799,236,000	$777,029,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

Net sales	$122,568,000	$125,574,000	$372,654,000	$385,096,000
Cost of goods sold	98,327,000	97,913,000	295,300,000	303,279,000
Gross profit	24,241,000	27,661,000	77,354,000	81,817,000
Operating expenses:
General and administrative	14,005,000	14,390,000	38,210,000	39,410,000
Sales and marketing	4,698,000	5,623,000	13,224,000	15,990,000
Research and development	2,100,000	2,174,000	6,014,000	6,694,000
Foreign exchange impact of lease liabilities and forward contracts	(12,455,000)	(3,772,000)	(21,257,000)	(2,507,000)
Total operating expenses	8,348,000	18,415,000	36,191,000	59,587,000
Operating income	15,893,000	9,246,000	41,163,000	22,230,000
Interest expense, net	4,051,000	6,879,000	12,074,000	19,575,000
Income before income tax expense	11,842,000	2,367,000	29,089,000	2,655,000
Income tax expense	3,373,000	1,502,000	8,448,000	1,752,000
Net income	$8,469,000	$865,000	$20,641,000	$903,000
Basic net income per share	$0.44	$0.05	$1.09	$0.05
Diluted net income per share	$0.44	$0.04	$1.07	$0.05
Weighted average number of shares outstanding:
Basic	19,053,232	18,961,517	19,016,302	18,895,893
Diluted	19,436,793	19,305,805	19,333,758	19,263,114

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

Net income	$8,469,000	$865,000	$20,641,000	$903,000
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	1,614,000	1,015,000	(90,000)	1,183,000
Total other comprehensive income (loss), net of tax	1,614,000	1,015,000	(90,000)	1,183,000
Comprehensive income	$10,083,000	$1,880,000	$20,551,000	$2,086,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31, 2020	18,969,380	$190,000	$218,581,000	$64,117,000	$(7,368,000)	$275,520,000
Compensation recognized under employee stock plans	-	-	1,043,000	-	-	1,043,000
Exercise of stock options	3,000	-	20,000	-	-	20,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	29,953	-	(207,000)	-	-	(207,000)
Foreign currency translation	-	-	-	-	(1,263,000)	(1,263,000)
Net loss	-	-	-	(3,012,000)	-	(3,012,000)
Balance at June 30, 2020	19,002,333	$190,000	$219,437,000	$61,105,000	$(8,631,000)	$272,101,000
Compensation recognized under employee stock plans	-	-	1,218,000	-	-	1,218,000
Exercise of stock options	6,000	-	73,000	-	-	73,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	18,254	-	(140,000)	-	-	(140,000)
Foreign currency translation	-	-	-	-	(441,000)	(441,000)
Net income	-	-	-	15,184,000	-	15,184,000
Balance at September 30, 2020	19,026,587	$190,000	$220,588,000	$76,289,000	$(9,072,000)	$287,995,000
Compensation recognized under employee stock plans	-	-	1,498,000	-	-	1,498,000
Exercise of stock options	5,794	-	112,000	-	-	112,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	23,911	1,000	(5,000)	-	-	(4,000)
Foreign currency translation	-	-	-	-	1,614,000	1,614,000
Net income	-	-	-	8,469,000	-	8,469,000
Balance at December 31, 2020	19,056,292	$191,000	$222,193,000	$84,758,000	$(7,458,000)	$299,684,000

	Common Stock
	Shares	Amount	Additional Paid-in Capital Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31,2019	18,817,400	$188,000	$215,047,000	$71,407,000	$(6,887,000)	$279,755,000
Compensation recognized under employee stock plans	-	-	988,000	-	-	988,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	36,872	1,000	(363,000)	-	-	(362,000)
Foreign currency translation	-	-	-	-	599,000	599,000
Net loss	-	-	-	(6,151,000)	-	(6,151,000)
Balance at June 30, 2019	18,854,272	$189,000	$215,672,000	$65,256,000	$(6,288,000)	$274,829,000
Compensation recognized under employee stock plans	-	-	1,053,000	-	-	1,053,000
Exercise of stock options	52,800	-	405,000	-	-	405,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	37,814	-	(700,000)	-	-	(700,000)
Foreign currency translation	-	-	-	-	(431,000)	(431,000)
Net income	-	-	-	6,189,000	-	6,189,000
Balance at September 30, 2019	18,944,886	$189,000	$216,430,000	$71,445,000	$(6,719,000)	$281,345,000
Compensation recognized under employee stock plans	-	-	1,071,000	-	-	1,071,000
Exercise of stock options	3,600	1,000	29,000	-	-	30,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	16,544	-	-	-	-	-
Foreign currency translation	-	-	-	-	1,015,000	1,015,000
Net income	-	-	-	865,000	-	865,000
Balance at December 31, 2019	18,965,030	$190,000	$217,530,000	$72,310,000	$(5,704,000)	$284,326,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$20,641,000	$903,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,090,000	7,019,000
Amortization of interest	1,059,000	1,207,000
Amortization of core premiums paid to customers	4,269,000	3,543,000
Noncash lease expense	5,239,000	3,977,000
(Gain) loss due to the change in the fair value of the contingent consideration	(45,000)	419,000
Foreign exchange impact of lease liabilities and forward contracts	(21,257,000)	(2,507,000)
Gain on short-term investments	(398,000)	(264,000)
Net provision for inventory reserves	8,937,000	10,104,000
Net provision for customer payment discrepancies and credit losses	242,000	1,858,000
Deferred income taxes	2,866,000	1,104,000
Share-based compensation expense	3,759,000	3,112,000
Loss on disposal of plant and equipment	9,000	1,000
Changes in operating assets and liabilities:
Accounts receivable	47,066,000	1,353,000
Inventory	(68,723,000)	(32,185,000)
Prepaid expenses and other current assets	982,000	(2,125,000)
Other assets	1,067,000	399,000
Accounts payable and accrued liabilities	46,198,000	(11,405,000)
Customer finished goods returns accrual	8,844,000	2,602,000
Contract assets, net	(18,126,000)	(6,658,000)
Contract liabilities, net	28,492,000	16,275,000
Operating lease liabilities	(4,710,000)	(3,402,000)
Other liabilities	(2,017,000)	260,000
Net cash provided by (used in) operating activities	72,484,000	(4,410,000)
Cash flows from investing activities:
Purchase of plant and equipment	(12,043,000)	(10,846,000)
Proceeds from sale of plant and equipment	7,000	41,000
Change in short-term investments	(259,000)	1,155,000
Net cash used in investing activities	(12,295,000)	(9,650,000)
Cash flows from financing activities:
Borrowings under revolving loan	-	48,000,000
Repayments of revolving loan	(93,000,000)	(28,400,000)
Repayments of term loan	(2,813,000)	(2,813,000)
Payments for debt issuance costs	-	(973,000)
Payments on finance lease obligations	(1,775,000)	(1,641,000)
Exercise of stock options	205,000	435,000
Cash used to net share settle equity awards	(351,000)	(1,062,000)
Net cash (used in) provided by financing activities	(97,734,000)	13,546,000
Effect of exchange rate changes on cash and cash equivalents	729,000	61,000
Net decrease in cash and cash equivalents	(36,816,000)	(453,000)
Cash and cash equivalents — Beginning of period	49,616,000	9,911,000
Cash and cash equivalents — End of period	$12,800,000	$9,458,000
Supplemental disclosures of cash flow information:
Cash paid for interest, net	$11,222,000	$18,375,000
Cash paid for income taxes, net of refunds	2,048,000	-
Cash paid for operating leases	8,087,000	5,906,000
Cash paid for finance leases	2,049,000	1,855,000
Plant and equipment acquired under finance leases	3,334,000	2,385,000
Assets acquired under operating leases	15,630,000	17,295,000
Non-cash capital expenditures	923,000	-

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2020
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

2. Basis of Presentation and New Accounting Pronouncements

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2020, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 15, 2020.

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

Prior to April 1, 2020, accounts receivable were recorded at cost less an allowance for doubtful accounts. The net amount of accounts receivable and corresponding allowance for doubtful accounts were presented in the condensed consolidated balance sheets. The Company maintains allowances for uncollectible accounts receivable for estimated losses resulting from the failure or inability of its customers to make required payments. Furthermore, receivable balances were assessed quarterly for impairment and an allowance was recorded if the receivable was considered impaired. Subsequent to April 1, 2020, accounts receivable are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The net amount of accounts receivable and corresponding allowance for credit losses are presented in the condensed consolidated balance sheets. The Company maintains allowances for credit losses resulting from the expected failure or inability of its customers to make required payments. The Company recognizes the allowance for credit losses at inception and reassess quarterly based on the asset’s expected collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions, such as COVID-19, as well as expectations of conditions in the future, if applicable. The Company’s allowance for credit losses is based on the assessment of the collectability of assets pooled together with similar risk characteristics.

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

Fair Value Measurements

In August 2018, the FASB issued guidance, which changed the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures, including the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 measurements, and the narrative description of measurement uncertainty should be applied prospectively only for the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively applied to all periods presented upon their effective date. The adoption of this guidance on April 1, 2020 modified certain of the Company’s disclosures for its Level 3 fair value measurements but did not have an impact on its consolidated financial statements.

Reference Rate Reform
In March 2020, the FASB issued guidance that, for a limited time, eases the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company will apply these amendments prospectively. The adoption of this guidance on April 1, 2020 did not have an impact on the Company’s condensed consolidated financial statements for the three and nine months ended December 31, 2020.

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

Accounts receivable — net is comprised of the following:

	December 31, 2020	March 31, 2020
Accounts receivable — trade	$56,568,000	$109,164,000
Allowance for credit losses	(328,000)	(4,252,000)
Customer payment discrepancies	(531,000)	(1,040,000)
Customer returns RGA issued	(10,438,000)	(12,124,000)
Total accounts receivable — net	$45,271,000	$91,748,000

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected. During the nine months ended December 31, 2020, the Company wrote off amounts previously fully reserved for in connection the bankruptcy filing of one of its customers.

Nine Months Ended
December 31, 2020
Balance at beginning of period	$4,252,000
Provision for expected credit losses	74,000
Recoveries	(100,000)
Amounts written off charged against the allowance	(3,898,000)
Balance at end of period	$328,000

4. Inventory

Inventory is comprised of the following:

	December 31, 2020	March 31, 2020
Inventory
Raw materials	$123,423,000	$99,360,000
Work-in-process	9,391,000	3,906,000
Finished goods	164,020,000	135,601,000
	296,834,000	238,867,000
Less allowance for excess and obsolete inventory	(13,303,000)	(13,208,000)
Inventory — net	283,531,000	225,659,000
Inventory unreturned	12,750,000	9,021,000
Total inventory	$296,281,000	$234,680,000

5. Contract Assets

During the three and nine months ended December 31, 2020, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $1,304,000 and $3,580,000, respectively.

Contract assets are comprised of the following:

	December 31, 2020	March 31, 2020
Short-term contract assets
Cores expected to be returned by customers	$17,231,000	$12,579,000
Upfront payments to customers	1,175,000	2,865,000
Core premiums paid to customers	6,976,000	4,888,000
Total short-term contract assets	$25,382,000	$20,332,000

Long-term contract assets
Remanufactured cores held at customers' locations	$216,108,000	$217,616,000
Upfront payments to customers	334,000	589,000
Core premiums paid to customers	26,533,000	15,766,000
Long-term core inventory deposits	5,569,000	5,569,000
Total long-term contract assets	$248,544,000	$239,540,000

6. Significant Customer and Other Information

Significant Customer Concentrations

The largest customers accounted for the following percentage of net sales:

	Three Months Ended December 31,		Nine Months Ended December 31
	2020	2019	2020	2019
Net sales
Customer A	35%	38%	42%	39%
Customer B	26%	22%	24%	21%
Customer C	24%	25%	21%	23%

The largest customers accounted for the following percentage of accounts receivable – trade:

	December 31, 2020	March 31, 2020
Accounts receivable - trade
Customer A	39%	28%
Customer B	29%	14%
Customer C	-%	33%

Geographic and Product Information

The Company’s products are sold predominantly in the U.S. and accounted for the following percentages of net sales:

	Three Months Ended December 31,		Nine Months Ended December 31
	2020	2019	2020	2019
Rotating electrical products	72%	75%	76%	76%
Wheel hub products	14%	14%	14%	15%
Brake related products	12%	9%	9%	7%
Other products	2%	2%	1%	2%
	100%	100%	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three and nine months ended December 31, 2020 and 2019.

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

The Term Loans require quarterly principal payments of $937,500. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Term Loans and Revolving Facility was 2.91% and 2.90%, respectively, at December 31, 2020, and 4.34% and 3.64%, respectively, at March 31, 2020.

The Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants at December 31, 2020.

The Company had cash of $12,800,000 at December 31, 2020 and paid down its outstanding debt by $95,813,000 during the nine months ended December 31, 2020. However, the Credit Facility allows up to $6,000,000 of credit for cash when computing the senior leverage ratio. In addition to other covenants, the Credit Facility places limits on the Company’s ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, redeem or repurchase capital stock, alter the business conducted by the Company and its subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt, and amend or otherwise alter debt agreements.
The following summarizes information about the Term Loans:

	December 31, 2020	March 31, 2020
Principal amount of Term Loans	$21,562,000	$24,375,000
Unamortized financing fees	(179,000)	(235,000)
Net carrying amount of Term Loans	21,383,000	24,140,000
Less current portion of Term Loans	(3,678,000)	(3,678,000)
Long-term portion of Term Loans	$17,705,000	$20,462,000

Future repayments of the Term Loans are as follows:

Year Ending March 31,
2021 - remaining three months	$937,000
2022	3,750,000
2023	3,750,000
2024	13,125,000
Total payments	$21,562,000

The Company had $59,000,000 and $152,000,000 outstanding under the Revolving Facility at December 31, 2020 and March 31, 2020, respectively. In addition, $5,937,000 was outstanding for letters of credit at December 31, 2020. At December 31, 2020, after certain contractual adjustments, $127,236,000 was available under the Revolving Facility.

8. Contract Liabilities

Contract liabilities are comprised of the following:

	December 31, 2020	March 31, 2020
Short-term contract liabilities
Customer core returns accruals	$18,212,000	$4,126,000
Customer allowances earned	15,207,000	13,844,000
Customer deposits	2,552,000	1,365,000
Core bank liability	1,072,000	528,000
Accrued core payment, net	7,735,000	8,048,000
Total short-term contract liabilities	$44,778,000	$27,911,000

Long-term contract liabilities
Customer core returns accruals	$84,952,000	$77,927,000
Customer allowances earned	381,000	542,000
Core bank liability	17,303,000	7,556,000
Accrued core payment, net	1,947,000	6,076,000
Total long-term contract liabilities	$104,583,000	$92,101,000

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

In connection with the remeasurement of these leases, the Company recorded gains of $8,638,000 and $2,128,000 during the three months ended December 31, 2020 and 2019, respectively, and $12,241,000 and $1,491,000 during the nine months ended December 31, 2020 and 2019, respectively. These gains are included in “foreign exchange impact of lease liabilities and forward contracts” in the condensed consolidated statements of income.

Balance sheet information for leases is as follows:

Leases	Classification	December 31, 2020	March 31, 2020
Assets:
Operating	Operating lease assets	$74,685,000	$53,029,000
Finance	Plant and equipment	8,559,000	6,922,000
Total leased assets		$83,244,000	$59,951,000

Liabilities:
Current
Operating	Operating lease liabilities	$6,232,000	$5,104,000
Finance	Other current liabilities	2,555,000	2,059,000
Long-term
Operating	Long-term operating lease liabilities	71,569,000	61,425,000
Finance	Other liabilities	4,981,000	3,905,000
Total lease liabilities		$85,337,000	$72,493,000

Lease cost recognized in the condensed consolidated statements of income is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Lease cost
Operating lease cost	$2,962,000	$2,402,000	$8,522,000	$6,287,000
Short-term lease cost	373,000	278,000	1,027,000	976,000
Variable lease cost	183,000	133,000	556,000	420,000
Finance lease cost:
Amortization of finance lease assets	458,000	448,000	1,299,000	1,178,000
Interest on finance lease liabilities	98,000	73,000	274,000	214,000
Total lease cost	$4,074,000	$3,334,000	$11,678,000	$9,075,000

Maturities of lease commitments at December 31, 2020 were as follows:

Maturity of lease liabilities	Operating Leases	Finance Leases	Total
2021 - remaining three months	$2,793,000	$743,000	$3,536,000
2022	10,444,000	2,790,000	13,234,000
2023	9,364,000	2,152,000	11,516,000
2024	8,129,000	1,358,000	9,487,000
2025	8,095,000	931,000	9,026,000
Thereafter	69,261,000	300,000	69,561,000
Total lease payments	108,086,000	8,274,000	116,360,000
Less amount representing interest	(30,285,000)	(738,000)	(31,023,000)
Present value of lease liabilities	$77,801,000	$7,536,000	$85,337,000

Other information about leases is as follows:

December 31, 2020
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	3.4
Operating leases	11.3
Weighted-average discount rate:
Finance leases	5.5%
Operating leases	5.9%

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

The following is a summary of accounts receivable discount programs:

	Nine Months Ended December 31,
	2020	2019
Receivables discounted	$367,102,000	$341,339,000
Weighted average days	333	347
Annualized weighted average discount rate	2.1%	3.5%
Amount of discount recognized as interest expense	$7,277,000	$11,570,000

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

The following presents a reconciliation of basic and diluted net income per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net income	$8,469,000	$865,000	$20,641,000	$903,000
Basic shares	19,053,232	18,961,517	19,016,302	18,895,893
Effect of potentially dilutive securities	383,561	344,288	317,456	367,221
Diluted shares	19,436,793	19,305,805	19,333,758	19,263,114
Net income per share:

Basic net income per share	$0.44	$0.05	$1.09	$0.05

Diluted net income per share	$0.44	$0.04	$1.07	$0.05

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net income per share. For the three months ended December 31, 2020 and 2019, there were 1,319,937 and 1,047,224, respectively, of potential common shares not included in the calculation of diluted net income per share because their effect was anti-dilutive. For the nine months ended December 31, 2020 and 2019, there were 1,328,437 and 1,031,624, respectively, of potential common shares not included in the calculation of diluted net income per share because their effect was anti-dilutive.

12. Income Taxes

The Company recorded income tax expense of $3,373,000, or an effective tax rate of 28.5%, and $1,502,000, or an effective tax rate of 63.5%, for the three months ended December 31, 2020 and 2019, respectively. The Company recorded income tax expense of $8,448,000, or an effective tax rate of 29.0%, and $1,752,000, or an effective tax rate of 66.0%, for the nine months ended December 31, 2020 and 2019, respectively. The effective tax rates for the three and nine months ended December 31, 2020, were primarily impacted by foreign income taxed at rates that are different from the federal statutory rate and non-deductible executive compensation under Internal Revenue Code Section 162(m).

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

At December 31, 2020, the Company is not under examination in any jurisdiction and the years ended March 31, 2016 through 2020 remain subject to examination. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

13. Financial Risk Management and Derivatives

Purchases and expenses denominated in currencies other than the U.S. dollar, which are primarily related to the Company’s overseas facilities, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currencies. The Company’s primary risk exposure is from fluctuations in the value of the Mexican peso and to a lesser extent the Chinese yuan. To mitigate these risks, the Company enters into forward foreign currency exchange contracts to exchange U.S. dollars for these foreign currencies. The extent to which forward foreign currency exchange contracts are used, is modified periodically in response to the Company’s estimate of market conditions and the terms and length of anticipated requirements.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $37,601,000 and $42,052,000 at December 31, 2020 and March 31, 2020, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are included in “foreign exchange impact of lease liabilities and forward contracts” in the condensed consolidated statements of income.

The following shows the effect of derivative instruments on the condensed consolidated statements of income:

	Gain Recognized as Foreign Exchange Impact of Lease Liabilities and Forward Contracts
Derivatives Not Designated as	Three Months Ended December 31,		Nine Months Ended December 31,
Hedging Instruments	2020	2019	2020	2019
Forward foreign currency exchange contracts	$3,817,000	$1,644,000	$9,016,000	$1,016,000

The fair value of the forward foreign currency exchange contracts of $2,732,000 is included in prepaid and other current assets in the condensed consolidated balance sheet at December 31, 2020. The fair value of the forward foreign currency exchange contracts of $6,284,000 is included in other current liabilities in the condensed consolidated balance sheet at March 31, 2020. The changes in the fair values of forward foreign currency exchange contracts are included in “foreign exchange impact of lease liabilities and forward contracts” in the condensed consolidated statements of cash flows for the nine months ended December 31, 2020 and 2019.

14. Fair Value Measurements

The following summarizes financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	December 31, 2020				March 31, 2020
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$1,508,000	$1,508,000	$-	$-	$850,000	$850,000	$-	$-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	2,732,000	-	2,732,000	-	-	-	-	-

Liabilities
Accounts payable and accrued liabilities
Short-term contingent consideration	2,608,000	-	-	2,608,000	2,190,000	-	-	2,190,000
Other current liabilities
Deferred compensation	1,508,000	1,508,000	-	-	850,000	850,000	-	-
Forward foreign currency exchange contracts	-	-	-	-	6,284,000	-	6,284,000	-
Other liabilities
Long-term contingent consideration	-	-	-	-	463,000	-	-	463,000

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

E&M Research and Development (“R&D”) Event Milestone

In connection with the Company’s E&M acquisition in December 2018, it had a two-year R&D event milestone based on technology development and transfer. At December 31, 2020, the milestone was achieved and, as a result, the Company will pay $1,250,000 to the former owners of E&M during the fourth fiscal quarter ending March 31, 2021.

E&M Gross Profit Earn-out Consideration

The fair value of the three-year gross profit earn-out consideration was $1,350,000 and $1,230,000 at December 31, 2020 and March 31, 2020, respectively, determined using a Monte Carlo Simulation Model. Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

The assumptions used to determine the fair value is as follows:

December 31, 2020
Risk free interest rate	0.10%
Counter party rate	5.50%
Expected volatility (1)	47.00%
Weighted average cost of capital (1)	15.30%

(1)	The range for expected volatility was 44% to 50% and the range for the weighted average cost of capital was 13.5% to 15.5%.

In January 2019, the Company completed the acquisition of all the equity interests of Dixie. In connection with this acquisition, the Company was contingently obligated to make additional payments to the former owners of Dixie up to $1,130,000 over a two-year period and will pay approximately $8,000 during the fourth fiscal quarter ending March 31, 2021, as settlement of this obligation.

The Company’s contingent consideration is recorded in accounts payable and accrued liabilities and other liabilities in its condensed consolidated balance sheets at December 31, 2020 and March 31, 2020, and is a Level 3 liability measured at fair value.

The following table summarizes the activity for financial assets and liabilities utilizing Level 3 fair value measurements:

	Three Months Ended December 31,		Nine Months Ended December 31,
Contingent Consideration	2020	2019	2020	2019
Beginning balance	$2,588,000	$4,851,000	$2,653,000	$4,721,000
Changes in revaluations of contingent consideration included in earnings	20,000	310,000	(45,000)	440,000
Ending balance	$2,608,000	$5,161,000	$2,608,000	$5,161,000

During the three and nine months ended December 31, 2020, the Company had no other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

15. Share-based Payments

Stock Options

The Company granted options to purchase 345,423 and 302,539 shares of common stock during the nine months ended December 31, 2020 and 2019, respectively. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The following assumptions were used to derive the weighted average fair value of the stock options granted:

	Nine Months Ended December 31,
	2020	2019
Weighted average risk free interest rate	0.44%	1.76%
Weighted average expected holding period (years)	5.96	5.70
Weighted average expected volatility	44.90%	42.50%
Weighted average expected dividend yield	-	-
Weighted average fair value of options granted	$6.43	$8.27

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2020	1,536,123	$18.18
Granted	345,423	$15.16
Exercised	(14,794)	$13.84
Forfeited	(43,881)	$22.57
Outstanding at December 31, 2020	1,822,871	$17.53

At December 31, 2020, options to purchase 606,910 shares of common stock were unvested at a weighted average exercise price of $17.11.

At December 31, 2020, there was $3,293,000 of total unrecognized compensation expense related to unvested stock option awards. Compensation expense related to unvested stock option awards will be recognized over a weighted average vesting period of approximately 1.9 years.

Restricted Stock Units and Restricted Stock (collectively “RSUs”)

During the nine months ended December 31, 2020 and 2019, the Company granted 251,801 and 113,483 shares of RSUs, respectively, with an estimated grant date fair value of $4,150,000 and $2,112,000, respectively, based on the closing market price on the grant date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2020	201,983	$20.06
Granted	251,801	$16.48
Vested	(94,320)	$21.32
Forfeited	(4,980)	$17.65
Outstanding at December 31, 2020	354,484	$17.22

At December 31, 2020, there was $4,589,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 1.7 years.

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

The following summarizes the changes in the warranty return accrual:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Balance at beginning of period	$22,499,000	$16,575,000	$18,300,000	$19,475,000
Charged to expense	26,194,000	26,637,000	80,155,000	82,353,000
Amounts processed	(31,540,000)	(28,226,000)	(81,302,000)	(86,842,000)
Balance at end of period	$17,153,000	$14,986,000	$17,153,000	$14,986,000

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

We experienced a significant reduction in customer demand for our products during April 2020. Although the demand for our products has substantially recovered, we continue to experience disruptions with worldwide supply chain and logistics services. We are unable to predict accurately the ultimate long-term impact that COVID-19 will have on our business and financial condition. While the near-term outlook appears positive, any additional government shutdowns or the duration of the “second wave” or additional spikes could negatively impact our business and financial condition. There have been no serious outbreaks in any of our production facilities; however, a serious outbreak could affect our production capabilities.

Our business has continued to operate as we have been declared an essential business; however, we experienced inefficiencies in our operations due to the implementation of additional personnel safety measures throughout our facilities, which negatively affects our operating efficiencies. These personnel safety measures included adding an additional shift in conjunction with reducing the number of hours in the existing shift, greater spacing (less personnel) in production areas and sanitizing procedures between shifts. High-risk employees at all of our facilities have been required to remain at home; however, they continue to receive their compensation. We also implemented safe work practices across all of our facilities, including work from home rules, staggered shifts, Plexiglas barriers, and many other safety precautions. Our employees have embraced the challenges of working remotely, continuing to operate through constant communication with team members.

Enhanced levels of communication at all levels within the organization are critical to address the ever-changing landscape brought on by COVID-19, especially with most of our office staff continuing to work from home. Such efforts have included, board check-in meetings and executive committee meetings, as needed, and regular town hall style communications with all employees.

To date, we have incurred increased costs as a result of COVID-19, including increased employee costs, such as expanded benefits and frontline incentives, and other operating costs, such as costs associated with the provision of personal protective equipment, which have negatively impacted our profitability. During the three and nine months ended December 31, 2020, these expanded benefits, supply costs and other COVID-19 related costs resulted in $1,610,000 and $5,953,000, respectively, of total expense included in cost of goods sold and operating expenses in the condensed consolidated statements of income. During the three and nine months ended December 31, 2020, we received $281,000 and $1,130,000, respectively, in payments from the Canadian Government under the Canadian Emergency Wage Subsidy program and our Asian subsidiaries received $24,000 and $161,000, respectively, from their local government assistance programs. These payments are recorded as a reduction of cost of goods sold and operating expenses in the condensed consolidated statements of income. In addition, we deferred the employer’s share of social security taxes of $1,170,000, of which $585,000 is included in accounts payable and accrued liabilities and $585,000 is included in other liabilities in the condensed consolidated balance sheet at December 31, 2020.

Due to the seriousness of the COVID-19 pandemic and the unknown future impact on our business, we conserved liquidity wherever practicable, implemented a worldwide travel ban, and put additional controls on all expenses. Initially, we implemented furloughs, layoffs, and salary reductions, which were reinstated as of September 30, 2020.

Results of Operations for the Three Months Ended December 31, 2020 and 2019

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Three Months Ended December 31,
	2020	2019
Cash flow provided by operations	$33,154,000	$22,326,000
Finished goods turnover (annualized) (1)	2.7	2.4

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending finished goods inventory values, which includes all on-hand core inventory, for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended December 31,
	2020	2019
Net sales	$122,568,000	$125,574,000
Cost of goods sold	98,327,000	97,913,000
Gross profit	24,241,000	27,661,000
Gross profit percentage	19.8%	22.0%

Net Sales. Our net sales for the three months ended December 31, 2020 decreased by $3,006,000, or 2.4%, to $122,568,000 compared with net sales for the three months ended December 31, 2019 of $125,574,000. Sales for the quarter were impacted by a number of factors related to the global COVID-19 pandemic, including disruptions with worldwide supply chain and logistics services— resulting in order delays of approximately $17,000,000, which are expected to be realized between the current fiscal fourth quarter and the first quarter of the new fiscal year.

Gross Profit. Our gross profit was $24,241,000, or 19.8% of net sales, for the three months ended December 31, 2020 compared with $27,661,000, or 22.0% of net sales, for the three months ended December 31, 2019. Our gross profit was impacted by the global COVID-19 pandemic, including disruptions with worldwide supply chain, logistics services, and related higher freight costs. Additionally, our gross profit was further impacted by $1,052,000, or 0.9%, due to COVID-19 related costs for wages and personal protective equipment.

Our gross profit for the three months ended December 31, 2020 and 2019 was also impacted by: (i) transition expenses in connection with the expansion of our operations in Mexico of $4,217,000 and $2,148,000, respectively, and (ii) amortization of core premiums paid to customers related to new business of $1,528,000 and $1,326,000, respectively.

In addition, gross profit was positively impacted by (i) a non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value and resulted in a write-down of $1,304,000 compared with $2,395,000 for the three months ended December 31, 2020 and 2019, respectively, and (ii) a $688,000 benefit for revised tariff costs during the three months ended December 31, 2020.

Our prior year gross profit was impacted by customer allowances related to new business of $777,000.

Operating Expenses

The following summarizes operating expenses:

	Three Months Ended December 31,
	2020	2019
General and administrative	$14,005,000	$14,390,000
Sales and marketing	4,698,000	5,623,000
Research and development	2,100,000	2,174,000
Foreign exchange impact of lease liabilities and forward contracts	(12,455,000)	(3,772,000)

Percent of net sales

General and administrative	11.4%	11.5%
Sales and marketing	3.8%	4.5%
Research and development	1.7%	1.7%
Foreign exchange impact of lease liabilities and forward contracts	(10.2)%	(3.0)%

General and Administrative. Our general and administrative expenses for the three months ended December 31, 2020 were $14,005,000, which represents a decrease of $385,000, or 2.7%, from the three months ended December 31, 2019 of $14,390,000. The decrease in general and administrative expense was primarily due to (i) $1,070,000 of decreased professional services, (ii) $569,000 of increased gain resulting from foreign currency transactions, (iii) $290,000 of decreased expense due to changes in revaluations of contingent consideration, and (iv) $253,000 of decreased travel. These decreases in general and administrative expenses were partially offset by expenses resulting from our expansion in Mexico and other COVID-19 related costs, such as supply costs and expanded benefits to employees.

Sales and Marketing. Our sales and marketing expenses for the three months ended December 31, 2020 were $4,698,000, which represents a decrease of $925,000, or 16.5%, from the three months ended December 31, 2019 of $5,623,000. The decrease in sales and marketing expense was primarily due to our cost-cutting measures in response to COVID-19. These decreases in sales and marketing expense were primarily due to (i) $348,000 from decreased travel and (ii) $552,000 of decreased trade shows expense.

Research and Development. Our research and development expenses for the three months ended December 31, 2020 were $2,100,000, which represents a decrease of $74,000, or 3.4%, from the three months ended December 31, 2019 of $2,174,000. The decrease in research and development expense was primarily due to our cost-cutting measures in response to COVID-19.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. The remeasurement of our foreign currency-denominated lease liabilities resulted in non-cash gains of $8,638,000 and $2,128,000 for the three months ended December 31, 2020 and 2019, respectively, due to movements in foreign exchange rates. In addition, the forward foreign currency exchange contracts resulted in non-cash gains of $3,817,000 and $1,644,000 for the three months ended December 31, 2020 and 2019, respectively, due to the changes in their fair values.

Interest Expense

Interest Expense, net. Our interest expense, net for the three months ended December 31, 2020 was $4,051,000, which represents a decrease of $2,828,000, or 41.1%, from the three months ended December 31, 2019 of $6,879,000. The decrease in interest expense was primarily due to lower interest rates and lower average outstanding balances under our credit facility.

Provision for Income Taxes

Income Tax. We recorded income tax expense of $3,373,000, or an effective tax rate of 28.5%, and $1,502,000, or an effective tax rate of 63.5%, for the three months ended December 31, 2020 and 2019, respectively. The effective tax rate for the three months ended December 31, 2020, was primarily impacted by foreign income taxed at rates that are different from the federal statutory rate and non-deductible executive compensation under Internal Revenue Code Section 162(m).

Results of Operations for the Nine Months Ended December 31, 2020 and 2019

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Nine Months Ended December 31,
	2020	2019
Cash flow provided by (used in) operations	$72,484,000	$(4,410,000)
Finished goods turnover (annualized) (1	2.6	2.6

(1)
Annualized finished goods turnover for the period is calculated by multiplying cost of goods sold for the period by 1.3 and dividing the result by the average between beginning and ending finished goods inventory values, which includes all on-hand core inventory, for the period. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Nine Months Ended December 31,
	2020	2019
Net sales	$372,654,000	$385,096,000
Cost of goods sold	295,300,000	303,279,000
Gross profit	77,354,000	81,817,000
Gross profit percentage	20.8%	21.2%

Net Sales. Our net sales for the nine months ended December 31, 2020 decreased by $12,442,000, or 3.2%, to $372,654,000 compared with net sales for the nine months ended December 31, 2019 of $385,096,000. Sales for the period were impacted by a number of factors related to the global COVID-19 pandemic, including disruptions with worldwide supply chain and logistics services— resulting in order delays of approximately $17,000,000, which are expected to be realized between the current fiscal fourth quarter and the first quarter of the new fiscal year. In addition, our sales for the nine months ended December 31, 2020 included $12,779,000 in core revenue due to a realignment of inventory at two customer distribution centers with expected future sales benefits as product mix changes.

Gross Profit. Our gross profit was $77,354,000, or 20.8% of net sales, for the nine months ended December 31, 2020 compared with $81,817,000, or 21.2% of net sales, for the nine months ended December 31, 2019. Our gross profit was impacted by the global COVID-19 pandemic, including disruptions with worldwide supply chain, logistics services, and related higher freight costs. Additionally, our gross profit was further impacted by $4,425,000, or 1.2%, due to COVID-19 related costs for wages and personal protective equipment.

Our gross profit for the nine months ended December 31, 2020 and 2019 was also impacted by: (i) transition expenses in connection with the expansion of our operations in Mexico of $11,572,000 and $5,829,000, respectively and (ii) amortization of core premiums paid to customers related to new business of $4,269,000 and $3,543,000.

In addition, gross profit was impacted by (i) a $3,535,000 benefit for revised tariff costs for the nine months ended December 31, 2020, (ii) non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value and gain due to realignment of inventory at two customer distribution centers, which resulted in a net gain of $811,000 during the nine months ended December 31, 2020 compared with a write-down of $9,867,000 for the nine months ended December 31, 2019, and (iii) customer allowances and return accruals related to new business of $307,000 and $1,119,000 for the nine months ended December 31, 2020 and 2019, respectively.

Our prior year gross profit was impacted by net tariff costs of $1,067,000 not passed through to customers, and cost of $133,000 in connection with the cancellation of a customer contract.

Operating Expenses

The following summarizes operating expenses:

	Nine Months Ended December 31,
	2020	2019

General and administrative	$38,210,000	$39,410,000
Sales and marketing	13,224,000	15,990,000
Research and development	6,014,000	6,694,000
Foreign exchange impact of lease liabilities and forward contracts	(21,257,000)	(2,507,000)

Percent of net sales

General and administrative	10.3%	10.2%
Sales and marketing	3.5%	4.2%
Research and development	1.6%	1.7%
Foreign exchange impact of lease liabilities and forward contracts	(5.7)%	(0.7)%

General and Administrative. Our general and administrative expenses for the nine months ended December 31, 2020 were $38,210,000, which represents a decrease of $1,200,000, or 3.0%, from the nine months ended December 31, 2019 of $39,410,000. The decrease in general and administrative expense was primarily due to (i) $2,303,000 of decreased professional services, (ii) $841,000 of increased gain resulting from foreign currency transactions, (iii) $625,000 of decreased travel, and (iv) $485,000 of decreased expense due to changes in revaluations of contingent consideration. These decreases in general and administrative expenses were partially offset by expenses resulting from our expansion in Mexico and other COVID-19 related costs, such as supply costs and expanded benefits to employees.

Sales and Marketing. Our sales and marketing expenses for the nine months ended December 31, 2020 were $13,224,000, which represents a decrease of $2,766,000, or 17.3%, from the nine months ended December 31, 2019 of $15,990,000. The decrease in sales and marketing expense was primarily due to our cost-cutting measures in response to COVID-19. These decreases in sales and marketing expense were primarily due to (i) $1,146,000 from decreased travel, (ii) $722,000 of decreased trade shows expense, (iii) $616,000 from decreased advertising and marketing expense, and (iv) $415,000 from decreased employee-related expenses.

Research and Development. Our research and development expenses for the nine months ended December 31, 2020 were $6,014,000, which represents a decrease of $680,000, or 10.2%, from the nine months ended December 31, 2019 of $6,694,000. The decrease in research and development expense was primarily due to our cost-cutting measures in response to COVID-19. These decreases in research and development were primarily due to (i) $441,000 of decreased employee-related expenses, (ii) $101,000 of decreased travel, and (iii) $81,000 of decreased outside services.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. The remeasurement of our foreign currency denominated lease liabilities resulted in non-cash gains of $12,241,000 and $1,491,000 for the nine months ended December 31, 2020 and 2019, respectively, due to movements in foreign exchange rates. In addition, the forward foreign currency exchange contracts resulted in non-cash gains of $9,016,000 and $1,016,000 for the nine months ended December 31, 2020 and 2019, respectively, due primarily to the changes in their fair values.

Interest Expense

Interest Expense, net. Our interest expense, net for the nine months ended December 31, 2020 was $12,074,000, which represents a decrease of $7,501,000, or 38.3%, from the nine months ended December 31, 2019 of $19,575,000. This decrease in interest expense was primarily due to lower interest rates and lower average outstanding balances under our credit facility.

Provision for Income Taxes

Income Tax. We recorded income tax expense of $8,448,000, or an effective tax rate of 29.0%, and $1,752,000, or an effective tax rate of 66.0%, for the nine months ended December 31, 2020 and 2019, respectively. The effective tax rate for the nine months ended December 31, 2020, was primarily impacted by foreign income taxed at rates that are different from the federal statutory rate and non-deductible executive compensation under Internal Revenue Code Section 162(m).

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $96,282,000 and $90,624,000, a ratio of current assets to current liabilities of 1.3:1.0 at December 31, 2020 and March 31, 2020, respectively.

We generated cash during the nine months ended December 31, 2020 from operations and the use of receivable discount programs. As we manage through the impacts of the COVID-19 pandemic, we have access to our existing cash, as well as our available credit facilities to meet short-term liquidity needs. We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, and lease and capital expenditure obligations over the next 12 months.

Share Repurchase Program

As of December 31, 2020, $15,692,000 of the $37,000,000 authorized share repurchase program had been utilized and $21,308,000 remained available to repurchase shares, subject to the limit in our credit facility. Our credit facility currently permits the payment of up to $30,000,000 of dividends and share repurchases for this fiscal year, subject to pro forma compliance with financial covenants. We retired the 675,561 shares repurchased under this program through December 31, 2020. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Cash Flows

The following summarizes cash flows as reflected in the condensed consolidated statements of cash flows:

	Nine Months Ended December 31,
	2020	2019
Cash flows provided by (used in):
Operating activities	$72,484,000	$(4,410,000)
Investing activities	(12,295,000)	(9,650,000)
Financing activities	(97,734,000)	13,546,000
Effect of exchange rates on cash and cash equivalents	729,000	61,000
Net decrease in cash and cash equivalents	$(36,816,000)	$(453,000)

Additional selected cash flow data:
Depreciation and amortization	$8,090,000	$7,019,000
Capital expenditures	12,043,000	10,846,000

Net cash provided by operating activities was $72,484,000 during the nine months ended December 31, 2020 compared with net cash used in operating activities of $4,410,000 during the nine months ended December 31, 2019. The significant change in our operating activities for the current year was due to (i) increased collections of accounts receivable, (ii) the buildup of our inventory to meet anticipated future demand and associated increase in our accounts payable balances, and (iii) increased operating results (net income plus the net add-back for non-cash transactions in earnings). In addition, our prior year operating activities were significantly impacted by our growth initiatives, including our new expanded footprint and product lines.

Net cash used in investing activities was $12,295,000 and $9,650,000 during the nine months ended December 31, 2020 and 2019, respectively, due to the redemption of short-term investments during the prior year and increased capital expenditures.

Net cash used in financing activities was $97,734,000 during the nine months ended December 31, 2020 compared with net cash provided by financing activities $13,546,000 during the nine months ended December 31, 2019. The significant change in our financing activities resulted from the pay down of our debt by $95,813,000 during the nine months ended December 31, 2020 compared with borrowing to support our growth initiatives, including the expansion of our operations in Mexico and our product line expansion during the nine months ended December 31, 2019.

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

The Term Loans require quarterly principal payments of $937,500. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on our Term Loans and Revolving Facility was 2.91% and 2.90%, respectively at December 31, 2020, and 4.34% and 3.64%, respectively at March 31, 2020.

The Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of December 31, 2020.

The following summarizes the financial covenants required under the Credit Facility:

	Financial covenants required under the Credit Facility	Calculation as of December 31, 2020
Maximum senior leverage ratio	3.00	1.18
Minimum fixed charge coverage ratio	1.10	1.24

We had cash of $12,800,000 at December 31, 2020 and paid down our outstanding debt by $95,813,000 during the nine months ended December 31, 2020. However, the Credit Facility allows up to $6,000,000 of credit for cash when computing the senior leverage ratio. Our senior leverage ratio would have been 1.12 had we paid down the Revolving Facility with cash on hand. In addition to other covenants, the Credit Facility places limits on our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, redeem or repurchase capital stock, alter the business conducted by us and our subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt, and amend or otherwise alter debt agreements.

We had $59,000,000 and $152,000,000 outstanding under the Revolving Facility at December 31, 2020 and March 31, 2020, respectively. In addition, $5,937,000 was outstanding for letters of credit at December 31, 2020. At December 31, 2020, after certain contractual adjustments, $127,236,000 was available under the Revolving Facility.

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

The following is a summary of the receivable discount programs:

	Nine Months Ended December 31,
	2020	2019
Receivables discounted	$367,102,000	$341,339,000
Weighted average days	333	347
Annualized weighted average discount rate	2.1%	3.5%
Amount of discount recognized as interest expense	$7,277,000	$11,570,000

Off-Balance Sheet Arrangements

At December 31, 2020, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our total capital expenditures, including finance leases and non-cash capital expenditures were $14,223,000 and $13,231,000 for the nine months ended December 31, 2020 and 2019, respectively. These capital expenditures primarily include the purchase of equipment for our current operations and the expansion of our operations in Mexico. We expect to incur approximately $4,900,000 of capital expenditures for our current operations and approximately $12,400,000 for continued expansion of our operations in Mexico for the full fiscal year 2021. We have used and expect to continue using our working capital and other available capital resources to fund these capital expenditures.

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

Prior to April 1, 2020, accounts receivable were recorded at cost less an allowance for doubtful accounts. The net amount of accounts receivable and corresponding allowance for doubtful accounts were presented in the condensed consolidated balance sheets. We maintain an allowance for uncollectible accounts receivable for estimated losses resulting from the failure or inability of our customers to make required payments. Furthermore, receivable balances were assessed quarterly for impairment and an allowance was recorded if the receivable was considered impaired. Subsequent to April 1, 2020, accounts receivable are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The net amount of accounts receivable and corresponding allowance for credit losses are presented in the condensed consolidated balance sheets. We maintain an allowance for credit losses resulting from the expected failure or inability of our customers to make required payments. We recognize the allowance for credit losses at inception and reassess quarterly based on the asset’s expected collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions, such as COVID-19, as well as expectations of conditions in the future, if applicable. Our allowance for credit losses is based on the assessment of the collectability of assets pooled together with similar risk characteristics.

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

Reference Rate Reform

In March 2020, the FASB issued guidance that, for a limited time, eases the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We will apply these amendments prospectively. The adoption of this guidance on April 1, 2020 did not have an impact on our condensed consolidated financial statements for the three and nine months ended December 31, 2020.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Shares repurchased during the three months ended December 31, 2020 were as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

October 1 - October 31, 2020:
Open market and privately negotiated purchases	-	$-	-	$21,308,000
November 1 - November 30, 2020:
Open market and privately negotiated purchases	-	$-	-	21,308,000
December 1 - December 31, 2020:
Open market and privately negotiated purchases	-	$-	-	21,308,000

Total	0		0	$21,308,000

(1)
As of December 31, 2020, $15,692,000 of the $37,000,000 authorized share repurchase program had been utilized and $21,308,000 remained available to repurchase shares, subject to the limit in our Credit Facility. We retired the 675,561 shares repurchased under this program through December 31, 2020. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

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

MOTORCAR PARTS OF AMERICA, INC.

Dated: February 9, 2021	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: February 9, 2021	By:	/s/ Kamlesh Shah
Kamlesh Shah
Chief Accounting Officer