Form 10-K
period 2021-03-31
MOTORCAR PARTS AMERICA INC
filed 2021-06-14
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of September 30, 2020, which was the last business day of the registrant’s most recently completed fiscal second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $289,923,000 based on the closing sale price as reported on the NASDAQ Global Select Market.

There were 19,045,965 shares of common stock outstanding as of June 7, 2021.

DOCUMENTS INCORPORATED BY REFERENCE:

In accordance with General Instruction G (3) of Form 10-K, the information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s Definitive Proxy Statement for the registrant’s next Annual Meeting of Stockholders filed within 120 days of March 31, 2021 or will be included in an amendment to this Form 10-K filed within 120 days of March 31, 2021.

MOTORCAR PARTS OF AMERICA, INC.
GLOSSARY

The following terms are frequently used in the text of this report and have the meanings indicated below.

“Used Core” — An automobile part which has previously been used in the operation of a vehicle. Generally, the Used Core is an original equipment (“OE”) automobile part installed by the vehicle manufacturer and subsequently removed for replacement. Used Cores contain salvageable parts, which are an important raw material in the remanufacturing process. We obtain most Used Cores by providing credits to our customers for Used Cores returned to us under our core exchange programs. Our customers receive these Used Cores from consumers who deliver a Used Core to obtain credit from our customers upon the purchase of a newly remanufactured automobile part. When sufficient Used Cores are not available from our customers, we purchase Used Cores from core brokers, who are in the business of buying and selling Used Cores. The Used Cores purchased from core brokers or returned to us by our customers under the core exchange programs, and which have been physically received by us, are part of our raw material and work-in-process inventory. Used Cores returned by consumers to our customers but not yet returned to us are classified as contract assets until we physically receive these Used Cores.

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

This Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those expressed or implied by such statements. These factors include, but are not limited to: the current and future impacts of the COVID-19 public health crisis; concentration of sales to a small number of customers; changes in the financial condition of or our relationship with any of our major customers; increases in the average accounts receivable collection period; the loss of sales to customers; delays in payments by customers; the increasing customer pressure for lower prices and more favorable payment and other terms; lower revenues than anticipated from new and existing contracts; the increasing demands on our working capital; the significant strain on working capital associated with large inventory purchases from customers; lower efficiency or production due to stay at home orders or other restrictions issued by governments due to COVID-19 concerns; any meaningful difference between expected production needs and ultimate sales to our customers; investments in operational changes or acquisitions; our ability to obtain any additional financing we may seek or require; our ability to maintain positive cash flows from operations; our failure to meet the financial covenants or the other obligations set forth in our credit agreement and the lenders’ refusal to waive any such defaults; increases in interest rates; the impact of high gasoline prices; consumer preferences and general economic conditions; increased competition in the automotive parts industry including increased competition from Chinese and other offshore manufacturers; difficulty in obtaining Used Cores and component parts or increases in the costs of those parts; supply chain delays or stoppages due to shipping delays; political, criminal or economic instability in any of the foreign countries where we conduct operations; currency exchange fluctuations; potential tariffs, unforeseen increases in operating costs; risks associated with cyber-attacks; risks associated with conflict minerals; the impact of new tax laws and interpretations thereof; uncertainties affecting our ability to estimate our tax rate and other factors discussed herein and in our other filings with the Securities and Exchange Commission (the “SEC”). These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expected in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I
Item 1. Business

General

We are a leading supplier of automotive aftermarket non-discretionary replacement parts and test solutions and diagnostic equipment.

Consistent with our strategic vision statement to be “The Global Leader for Parts and Solutions that Move Our World Today and Tomorrow”, we have implemented a multi-pronged platform for growth in hard parts and solutions, which are discussed further in the sections below. We operate in the $130 billion market for non-discretionary automotive aftermarket replacement hard parts business in North America. Our current products in the hard parts business include a significant presence in the rotating electrical category (alternators and starters). In January 2019, we expanded our presence into the non-discretionary automotive aftermarket replacement parts for heavy-duty truck, industrial, marine and agricultural applications category with the acquisition of Dixie Electric, Ltd (“Dixie”), a privately held manufacturer and remanufacturer of alternators and starters, based in Ontario, Canada. This acquisition added an estimated $698 million market opportunity for heavy duty rotating electrical to our existing rotating electrical business.

We have a scalable infrastructure, and our growth opportunities remain abundant. Our growth strategy relating to hard parts includes growing market share in all of our existing hard parts product lines with a significant focus on our expanding line of brake products.

In addition to our hard parts business, we are focused on expanding our test solutions and diagnostic equipment for performance, endurance, and production of multiple components in the electric power train – providing simulation, emulation, and production applications for the electrification of both automotive and aerospace industries, including electric vehicle charging systems.

Our premium non-discretionary automotive aftermarket replacement parts for light-duty applications are primarily sold to automotive retail chain stores and warehouse distributors throughout North America, and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The current population of light-duty vehicles in the U.S. is approximately 281 million, and the average age of these vehicles is approximately 12 years and is expected to continue to grow, in particular during recession years. The aged vehicle population provides favorable opportunities for sales of our parts. Although miles driven can fluctuate for various reasons, including fuel prices, they have been generally increasing for several years prior to 2020. Demand for replacement parts generally increases with the age of vehicles and miles driven.

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

Our non-discretionary automotive aftermarket replacement parts for heavy-duty truck, industrial, marine, and agricultural applications, which have some overlap with the automotive aftermarket, are also sold via specialty distribution channels through OES, fleet, and auto electric outlets.

Our position within the test solutions and diagnostic equipment market is particularly promising, as discussed above. We have expanded our test solutions and diagnostic equipment applications for combustion engine vehicles, including bench top testers for alternators and starters, and offer test solutions and diagnostic equipment for the pre- and post-production of electric vehicles, as well as software emulation of power systems applications for the electrification of all forms of transportation, including automobiles, trucks and the emerging electrification of systems with the aerospace industry including electric vehicle charging systems.  The global automotive component and powertrain test solutions and diagnostic equipment market represents a multi-billion-dollar market, and solidly establishes our growth for today and the future, as electrification becomes increasingly important around the world.

Growth Strategies and Key Initiatives

As noted above, we have a multi-pronged growth strategy: first, we are focused on growing our aftermarket hard parts business in the North American marketplace; second, we are focused on growing our leadership position in test solutions and diagnostic equipment by providing innovative and intuitive solutions to our customers; and third, we are focused on growing our electric vehicle testing business servicing original equipment manufacturers for automotive and aerospace applications on a global basis.

To accomplish our strategic vision, we are focused on the following key initiatives:

Hard Parts
•
Grow our current product lines both with existing and potential new customers.  We continue to develop and offer current and new sales programs to ensure that we are supporting our customers’ businesses. We remain dedicated to managing growth and continuing to focus on enhancements to our infrastructure and making investments in resources to support our customers. We have globally positioned manufacturing and distribution centers to support our continuous growth.

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

•
Technological innovation.  We continue to expand our research and development teams as we further develop in-house technologies and advanced testing methods. This elevated level of technology aims to deliver our customers high quality products and support services.

Test Solutions and Diagnostic Equipment
Rotating Electrical
•
We provide industry-leading test solutions and diagnostic equipment to both the original equipment and aftermarket. We are continuously upgrading our equipment to accommodate testing for the latest alternator and starter technology for both existing and new customers. These software and hardware upgrades are also available for existing products that the customer is using. In addition, we provide industry leading maintenance and service support for our test solutions and diagnostic equipment to provide a better end-user experience and value to our customers.

Electric Vehicle and Aerospace
•
Market and grow our new product lines on a global basis. We offer products and services that cater to automotive test solutions and diagnostic equipment for inverter and electric motors for both development and production. In addition, we provide power supply hardware and emulation software diagnostic products. Our strategy is to market these products on a global basis to OE manufacturers as well as suppliers to the OE manufacturers for development and production of electric vehicles and electric vehicle charging systems. We believe this is a rapidly emerging business, and see the opportunity for accelerating growth rates. In addition, we are well-positioned to supply test solutions and diagnostic equipment to the aerospace industry to support its shift to electric power driven control systems in airplanes.

Products

We carry approximately 36,000 stock keeping units (“SKUs”) to support automotive replacement parts and test solutions and diagnostic equipment. Our products are sold under our customers’ widely recognized private label brand names and our own brand names including Quality-Built®, Pure Energy™, Xtreme®, Talon®, Reliance™, D&V Electronics, Dixie Electric, DelStar®, and Select Power Source™.

Our products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake-related products, which include brake calipers, brake boosters, brake rotors, brake pads, and brake master cylinders, and (iv) test solutions and diagnostic equipment used for electric vehicle powertrain development and manufacturing including electric motor test systems, e-axle test systems, advanced power emulators, charging unit test systems, test systems for alternators, starters, belt starter generators and bench-top testers used by the automotive retail segment, and turbochargers.

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

Sales, Marketing and Distribution

We sell our products to the largest automotive chains, including Advance (inclusive of Carquest, Autopart International, and Worldpac), AutoZone, Genuine Parts (NAPA), and O’Reilly with an aggregate of approximately 25,000 retail outlets. In addition, our products are sold to OES customers, professional installers, and a diverse group of automotive warehouse distributors. We also sell test solutions and diagnostic equipment via direct and indirect sales channels, technical conferences, and trade shows to some of the world’s best automotive companies, and to the aerospace/aviation sector. During fiscal 2021, we sold approximately 99% of our products in North America, with approximately 1% of our products sold in Asian and European countries.

We publish printed and electronic catalogs with part numbers and applications for our hard parts products along with a detailed technical glossary and informational database. In addition, we publish printed and electronic product and service brochures and data sheets for our test solutions and diagnostic equipment and service offerings. We believe that we maintain one of the most extensive catalog and product identification systems available to the market.

We primarily ship our products from our facilities and various third-party warehouse distribution centers in North America, including our 410,000 square foot distribution center in Tijuana, Mexico.

Customers: Customer Concentration. While we continually seek to diversify our customer base, we currently derive, and have historically derived, a substantial portion of our sales from a small number of large customers. Sales to our three largest customers in the aggregate represented 87%, 84%, and 83%, and sales to our largest customer, AutoZone, represented 42%, 38%, and 38% of our net sales during fiscal 2021, 2020 and 2019, respectively. Any meaningful reduction in the level of sales to any of these customers, deterioration of the financial condition of any of these customers or the loss of any of these customers could have a materially adverse impact on our business, results of operations, and financial condition.

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

Competition

Our business is highly competitive. We compete with several large and medium-sized companies, including BBB Industries and Cardone Industries for hard parts, and AVL and Horiba for test solutions and diagnostic equipment, and a large number of smaller regional and specialty companies. We also compete with other overseas manufacturers, particularly those located in China who are increasing their operations and could become a significant competitive force in the future.

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

We believe our ability to educate also helps to distinguish us from many of our competitors. We have created an online library of video courses, aimed at supporting our customers as they seek to train the next generation of technicians. We also offer live and web-based training courses via our recently created education facility within our Torrance, California headquarters. We believe our ability to provide quality replacement automotive parts, rapid and reliable delivery capabilities as well as promotional support also distinguishes us from many of our competitors. In addition, favorable pricing, our core exchange programs, and extended payment terms are also very important competitive factors in customers’ purchase decisions.

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

Production Process for Test Solutions and Diagnostic Equipment. Our test solutions and diagnostic equipment are engineered and manufactured in North America at facilities in Toronto, Canada and Binghamton, New York, U.S. Our facility in Canada is certified under ISO 9001:2015 quality management system, which mandates that we foster continuous improvement to our manufacturing processes. Materials for custom systems are purchased in a “just-in-time” environment while materials for standard systems are purchased in economic quantities. All materials and components are inspected and tested when required. Certain components require certificates of compliance or test results from our vendors prior to shipping to us. Our manufacturing process combines skilled labor from certified and licensed technicians with raw materials, manufactured components, purchased components, and purchased capital components to complete our test solutions and diagnostic equipment. All test solutions and diagnostic equipment are inspected and tested per our quality control program, which has been approved by the ISO 9001:2015 quality management system.

Our facility in New York, U.S., manufactures test solutions and diagnostic equipment using purchased electronic and custom components that are primarily assembled at this facility. While some circuit card assemblies are handled by outside subcontractors, most of the assemblies are manufactured in-house along with the fabrication of electronic subassemblies. Quality control and testing is completed on these subassemblies prior to their final installation into the overall equipment rack that includes mechanical, electrical and plumbing operations. Final inspection and acceptance testing are performed to predefined procedures prior to the equipment being packaged in a crate for shipment.

Used Cores. The majority of our Used Cores are obtained from customers through the core exchange programs. To supplement Used Cores received from our customers we purchase Used Cores from core brokers. Although this is not a primary source of Used Cores, it is a critical source for meeting our raw material demands. Remanufacturing consumes, on average, more than one Used Core for each remanufactured unit produced since not all Used Cores are reusable. The yield rates depend upon both the product and customer specifications.

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

Environmental, Social and Governance (ESG) and Human Capital

Our Culture. Our Company was founded in 1968 on the values of integrity, common decency and respect for others.  Our core values are Excellence, Passion/Productivity, Innovation/Integrity, Community and Quality (“EPICQ”) and characterize our daily corporate focus. These values are embodied in our Code of Ethics, which has been adopted by our Board of Directors to serve as a statement of principles to guide our decision-making and reinforce our commitment to these values in all aspects of our business. We believe that our commitment to our Company, our employees and the communities within which we operate has led to high employee satisfaction and low employee turnover, and our commitment to our customers, suppliers and business partners has resulted in high customer satisfaction, as evidenced by the customer awards that we routinely win, and decades-long customer relationships.

Environmental. Environmental and sustainable processes have been our hallmark since the Company’s establishment. We take our commitment to environmental stewardship seriously. The use of Remanufactured Cores results in a substantial reduction of raw materials and energy consumption. With the potential to significantly reduce material and energy consumption, industry sources believe that remanufacturing is the most efficient and sustainable process for producing aftermarket replacement parts – making our business practices green by nature. See more information on this at investors.motorcarparts.com/esg. Highlights of our eco-friendly remanufacturing processes include:

•	sorting the Used Cores returned by customers utilizing an innovative and efficient core-sorting process;
•	reconditioning and re-utilizing durable components after passing rigorous testing processes;
•	savings of raw materials due to a reduction in the required materials used in the remanufacturing production process, compared with new product processes; and
•	recycling of water, cardboard, and metal.

Human Capital. We regard our team members as integral to our strategic growth and success. We recognize that safety, inclusion, and offering exciting opportunities are fundamental to facilitating high retention and satisfaction of high performance team members. Equally important, we provide competitive compensation and excellent benefit programs, and support numerous programs that build connections between our team members and their communities. We believe our team members share our corporate ethics and values, as demonstrated in their daily interactions with customers, co-workers, vendors, and the public at large.

As of March 31, 2021, we employed approximately 5,700 people, with 400 people in the United States and 4,800 people in Mexico, 200 people Canada, and 300 people in Malaysia. Approximately 5,300 people are production employees. We have non-union and unionized facilities. Approximately 4,700 production employees are covered by a local union. We believe we have a strong relationship with the union that represents our employees.

Our facilities are located in labor markets with readily available access to skilled and unskilled workers. Our relationship and communication with our unionized and non-represented workforce is good.

Inclusion and Diversity. We believe an inclusive workforce is critical to our success, with an ongoing focus on the hiring, retention, and advancement of women and other underrepresented ethnic groups. Our Board of Directors includes two women and four African Americans. The Company employs 33% women and 67% men globally. In the United States, 71% of our workforce are considered ethnic minorities.

Health, Safety and Wellness.  The success of our business is connected to the safety and well-being of our team members and their families. We provide our employees and their families with flexible and convenient health and wellness programs – including protection and security to lessen concerns about missing work and the potential financial impact.  Our programs are intended to support the physical and mental well-being with the tools and resources for employees to improve or maintain their health, and we encourage engagement in healthy behaviors for team members and their families.

In response to the COVID-19 pandemic, we implemented numerous changes in the interest of our team members. All of these changes meet and/or exceed Centers for Disease Control, World Health Organization, and other government regulations. These programs involve providing employees with flexible working arrangements – including, where appropriate, the ability to work from home, and the implementation of numerous safety policies and practices at all of our facilities. Please see the discussion in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in Item 1A "Risk Factors" for further information regarding the COVID-19 pandemic.

Compensation and benefits. We provide competitive compensation and benefit programs that meet the needs of our employees, and are tailored to their local markets. In addition to wages and salaries, these programs may include annual cash bonuses, stock awards, a 401(k) Plan, healthcare, and insurance, and implemented methodologies to manage performance, provide feedback and develop talent.

Social Responsibility. We are firmly committed to social responsibility. While safety, respect, and inclusion have always been fundamental to our company, these qualities are more important than ever given the global pandemic and the impact it is having on our employees, family members, and the community at large. Medical professionals are onsite or within close proximity to our operations, and management is doing everything possible to address the challenges. In addition, our socially responsible initiatives include subsidized food programs for certain employees and donations to community organizations, sponsorship of sport teams and weekend family events, which hopefully, will become possible again as our Company and the world recovers.

Information Security and Risk Oversight

We have an information security risk program committed to regular risk management practices surrounding the protection of confidential data. This program includes various technical controls, including security monitoring, data leakage protection, network segmentation and access controls around the computer resources that house confidential or sensitive data. We have also implemented employee awareness training programs around phishing, malware, and other cyber risks. We continually evaluate the security environment surrounding the handling and control of our critical data and have instituted additional measures to help protect us from system intrusion or data breaches.

Recently, our Board of Directors appointed the Audit Committee with direct oversight to the Company’s: (i) information security policies, including periodic assessment of risk of information security breach, training program, significant threat changes and vulnerabilities and monitoring metrics and (ii) effectiveness of information security policy implementation. Our Audit Committee is comprised entirely of independent directors, one of whom has significant work experience related to information security issues or oversight. Management will report information security instances to the Audit Committee as they occur, if material, and will provide a summary multiple times per year to the Audit Committee.

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

Access to Public Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at www.sec.gov. In addition, our SEC filings and Code of Ethics are available free of charge on our website www.motorcarparts.com. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

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

Risks Related to the COVID-19 Pandemic

The current pandemic from the outbreak of COVID-19 could have a material impact on our results of operations and financial condition, and the continuation of this pandemic, further outbreaks of COVID-19, or any future outbreak of other highly infectious diseases or public health emergencies could have a similar or worse impact.

The outbreak of the COVID-19 pandemic has led to adverse impacts on the U.S. and global economies and created uncertainty regarding the potential effects on our employees, supply chain, operations, and customer demand. The COVID-19 pandemic could impact our operations and the operations of our customers, suppliers, and vendors because of quarantines, facility closures, travel, and logistics restrictions. The extent to which the COVID-19 pandemic impacts us will depend on numerous factors and future developments, which are highly uncertain and cannot be predicted, including, but not limited to: (i) the severity of the virus, (ii) the occurrence and duration of additional spikes, (iii) the effects of the pandemic on customers, suppliers, and vendors, (iv) the remedial actions and stimulus measures adopted by local, state and federal governments, (v) the availability and acceptance of vaccines, and (vi) the extent to which normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business because of an economic recession or depression that has occurred or may occur in the future. We could experience adverse impacts from COVID-19 in a number of ways, including, but not limited to, the following which have occurred to some extent during this fiscal year:

•
supply chain delays or stoppages due to shipping delays (cargo ship, train and truck shortages as well as staffing shortages) resulting in increased freight costs, closed supplier facilities or distribution centers, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•	reduced and/or deferred consumer demand for our products as a result of the economic downturn, during the COVID-19 pandemic;
•	change in demand for or availability of our products as a result of our customers modifying their restocking, fulfillment, or shipping practices;
•	increased raw material, and other input costs resulting from market volatility;
•	increased working capital needs and/or an increase in trade accounts receivable write-offs as a result of increased financial pressures on our suppliers or customers; and
•	fluctuations in foreign currency exchange rates or interest rates resulting from market uncertainties.

At this time, we are unable to predict accurately the impact the COVID-19 pandemic will have on our business and financial condition, in the future.

Risks Related to Our Business and Industry

We rely on a few large customers for a majority of our business, and the loss of any of these customers, significant changes in the prices, marketing allowances or other important terms provided to any of these customers or adverse developments with respect to the financial condition of these customers could reduce our net income and operating results.

Our net sales are concentrated among a small number of large customers. Sales to our three largest customers in the aggregate represented 87%, and sales to our largest customer represented 42% of our net sales during fiscal 2021. We are under ongoing pressure from our major customers to offer lower prices, extended payment terms, increased marketing and other allowances and other terms more favorable to these customers because our sales to these customers are concentrated, and the market in which we operate is very competitive. These customer demands have put continued pressure on our operating margins and profitability, resulted in periodic contract renegotiation to provide more favorable prices and terms to these customers and significantly increased our working capital needs. In addition, this customer concentration leaves us vulnerable to any adverse change in the financial condition of these customers. Changes in terms with, significant allowances for and collections from these customers could affect our operating results and cash flows. The loss of or a significant decline in sales to any of these customers could adversely affect our business, results of operations, and financial condition.

Failure to compete effectively could reduce our market share and significantly harm our financial performance.

Our industry is highly competitive, and our success depends on our ability to compete with suppliers of automotive aftermarket products, some of which may have substantially greater financial, marketing and other resources than we do. The automotive aftermarket industry is highly competitive, and our success depends on our ability to compete with domestic and international suppliers of automotive aftermarket products. Due to the diversity of our product offering, we compete with several large and medium-sized companies, including BBB Industries and Cardone Industries for hard parts, and AVL and Horiba for test solutions and diagnostic equipment and a large number of smaller regional and specialty companies and numerous category specific competitors. In addition, we face competition from original equipment manufacturers, which, through their automotive dealerships, supply many of the same types of replacement parts we sell.

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

If we do not respond appropriately, the evolution of the automotive industry could adversely affect our business.

The automotive industry is increasingly focused on the development of hybrid and electric vehicles and of advanced driver assistance technologies, with the goal of developing and introducing a commercially-viable, fully-automated driving experience. There has also been an increase in consumer preferences for mobility on demand services, such as car and ride sharing, as opposed to automobile ownership, which may result in a long-term reduction in the number of vehicles per capita. In addition, some industry participants are exploring transportation through alternatives to automobiles. These evolving areas have also attracted increased competition from entrants outside the traditional automotive industry. If we do not continue to innovate and develop, or acquire, new and compelling products that capitalize upon new technologies, such as D&V Electronics, in response to consumer preferences, this could have an adverse impact on our results of operations.

Work stoppages, production shutdowns and similar events could significantly disrupt our business.

Because the automotive industry relies heavily on just-in-time delivery of components during the assembly and manufacture of vehicles, a work stoppage or production shutdown at one or more of our manufacturing and assembly facilities could have adverse effects on our business. During fiscal 2021, we experienced multiple shutdowns at our production facilities in Mexico, Canada and Asia due to the COVID-19 pandemic, but none had a material effect on production or sales. Due to production issues, sales were deferred in some cases. Similarly, if one or more of our customers were to experience a work stoppage or production shutdown, that customer would likely halt or limit purchases of our products, which could result in the shutdown of the related manufacturing facilities. A significant disruption in the supply of key components due to a work stoppage or production shutdown at one of our suppliers or any other supplier could have the same consequences and, accordingly, have an adverse effect on our financial results.

Unfavorable economic conditions may adversely affect our business.

Adverse changes in economic conditions, including inflation, recession, increased fuel prices, tariffs, and unemployment levels, availability of consumer credit, taxation or instability in the financial markets or credit markets may either lower demand for our products or increase our operational costs, or both. In addition, elections and other changes in the political landscape could have similar effects. Such conditions may also materially impact our customers, suppliers and other parties with whom we do business. Our revenue will be adversely affected if demand for our products declines. The impact of unfavorable economic conditions may also impair the ability of our customers to pay for products they have purchased. As a result, reserves for doubtful accounts and write-offs of accounts receivables may increase and failure to collect a significant portion of amounts due on those receivables could have a material adverse effect upon our business, results of operations, and financial condition.

Interruptions or delays in obtaining component parts could impair our business and adversely affect our operating results.

In our remanufacturing processes, we obtain Used Cores, primarily through the core exchange programs with our customers, and component parts from third-party manufacturers. To supplement Used Cores received from our customers we purchase Used Cores from core brokers. Historically, the Used Core returned from customers together with purchases from core brokers have provided us with an adequate supply of Used Cores. If there was a significant disruption in the supply of Used Cores, whether as a result of increased Used Core acquisitions by existing or new competitors or otherwise, our operating activities could be materially and adversely impacted. In addition, a number of the other components used in the remanufacturing process are available from a very limited number of suppliers. We are, as a result, vulnerable to any disruption in component supply, and any meaningful disruption in this supply would materially and adversely impact our operating results.

Increases in the market prices of key component raw materials could increase the cost of our products and negatively impact our profitability.

In light of the continuous pressure on pricing which we have experienced from our large customers, we may not be able to recoup the higher costs of our products due to changes in the prices of raw materials, particularly aluminum, copper, steel, and cardboard. If we are unable to recover a substantial portion of our raw materials from Used Cores returned to us by our customers through the core exchange programs, the prices of Used Cores that we purchase may reflect the impact of changes in the cost of raw materials. Sustained raw material price increases has had a non-material impact on our product costs and profitability to date, but we are unable to determine the overall impact, in the future, at this time.

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

A significant portion of automotive parts and components we use in our remanufacturing process are imported from suppliers located outside the U.S., including China and other countries in Asia. As a result, we are subject to various risks of doing business in foreign markets and importing products from abroad, such as the following, which we have experienced in the last fiscal year:

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

It is also possible, in the future, that we may experience the following risks related to doing business in foreign markets and importing products from abroad, such as the following:

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

Merchandise manufactured offshore represents a significant portion of our total product purchases. A disruption in the shipping or cost of such merchandise may significantly decrease our sales and profits. In addition, if imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands. Merchandise from alternative sources may also be of lesser quality and more expensive than those we currently import. Risks associated with our reliance on imported merchandise include disruptions in the shipping and importation or increase in the costs of imported products. For example, common risks include:

•	raw material shortages;
•	problems with oceanic shipping, including shipping container shortages;
•	increased customs inspections of import shipments or other factors causing delays in shipments; and
•	increases in shipping rates, all of which we experienced.

As well as the following common risks, which we may experience in the future:

•	work stoppages;
•	strikes and political unrest;
•	economic crises;
•	international disputes and wars;
•	loss of “most favored nation” trading status by the U. S. in relations to a particular foreign country;
•	import duties; and
•	import quotas and other trade sanctions.

Products manufactured overseas and imported into the U.S. and other countries are subject to import restrictions and duties, which could delay their delivery or increase their cost. Following an audit in fiscal 2019, the U.S. Customs and Border Protection stated that it believed that we owed additional duties of approximately $17 million from 2011 through mid-2018 relating to products that we imported from Mexico. We do not believe that this amount is correct and believe that we have numerous defenses and are disputing this amount vigorously. We cannot assure you that the U.S. Customs and Border Protection will agree or that we will not need to accrue or pay additional amounts in the future.

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

The products we manufacture or contract to manufacture contain small quantities of Tin and Gold. We manufacture or contract to manufacture one product with small quantities of Tantalum. For the reporting year ending December 31, 2020, we increased the number of our first tier suppliers surveyed to include our undercar and brake product lines, as well as our subsidiaries. This inquiry yielded 289 smelters, refiners, or metal processing facilities for these minerals that are, or could be, in our supply chain. Of these, 68% were validated as conflict-free, per publicly available information on the Conflict Free Sourcing Initiative website. We have not been able to ascertain the conflict-free status of the remaining smelters or refiners.

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

Risks Related to Our Overseas Operations

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

We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. In fiscal 2021, approximately 23% of our total expenses were in currencies other than the U.S. dollar. As a result of our extensive operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso. To mitigate this currency risk, we enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. We also enter into forward foreign exchange contracts to exchange U.S. dollars for Chinese yuan in order to mitigate risk related to our purchases and payments to our Chinese vendors. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. These contracts generally expire in a year or less. Any change in the fair value of foreign exchange contracts is accounted for as an increase or decrease to “foreign exchange impact of lease liabilities and forward contracts” in the consolidated statements of operations. We recorded a non-cash gain of $7,713,000 and a non-cash loss of $6,491,000 due to the change in the fair value of the forward foreign currency exchange contracts during fiscal 2021 and 2020, respectively. In addition, we recorded a gain of $9,893,000 and a loss of $11,710,000 in connection with the remeasurement of foreign currency-denominated lease liabilities during fiscal 2021 and 2020, respectively.

Changes in trade policy and other factors beyond our control could materially adversely affect our business.

The former presidential administration advocated for greater restrictions on international trade generally, including with respect to the North American Free Trade Agreement (“NAFTA”) and the World Trade Organization (the “WTO”). In December 2019, the United States, Mexico and Canada signed the amended United States-Mexico-Canada Agreement (the “USMCA”), which replaced NAFTA. In July 2020, the U.S. notified the United Nations of its intention to withdraw from the WTO. While the current presidential administration has rejoined the WTO, it remains difficult to predict what affect the USMCA, the WTO or other trade agreements and organizations will have on our business. If the U.S. were to withdraw from or materially modify any other international trade agreements to which it is a party or if the U.S. imposes significant additional tariffs on imports from China or other restrictions, it could have an adverse impact on our business.

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

Risks Related to Our Indebtedness

Our debt can impact our operating results and cash flows and limit our operations.

As of March 31, 2021, we had $104,464,000 of debt outstanding, most of which is at variable interest rates.  Fluctuations in those rates could impact our operating results and cash flows. In addition, our credit facility has covenants that limit aspects of our operations. We may also incur additional debt in the future, which could further increase our leverage, reduce our cash flow or further restrict our business.

Our lenders may not waive future defaults under our credit agreements.

Our credit agreement with our lenders contains certain financial and other covenants. If we fail to meet any of these covenants in the future, there is no assurance that our lenders will waive any such defaults. If obtained, any such waiver may impose significant costs or covenants on us.

Risks Related to Owning Our Stock

Our stock price may be volatile and could decline substantially.

Our stock price has fluctuated in the past and may decline substantially in the future as a result of developments in our business, the volatile nature of the stock market, and other factors beyond our control. Our stock price and the stock market generally has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, including: (i) our operating results failing to meet the expectations of securities analysts or investors in any period, (ii) downward revisions in securities analysts’ estimates, (iii) market perceptions concerning our future earnings prospects, (iv) public or private sales of a substantial number of shares of our common stock, (v) adverse changes in general market conditions or economic trends, and (vi) market shocks generally or in our industry, such as what has recently occurred in connection with COVID-19.

General Risk Factors

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

The incidence of cyber-attacks and other breaches of information technology security have increased worldwide during the COVID-19 pandemic. Cyber-attacks or other breaches of network or information technology security may cause equipment failure or disruption to our operations. Such attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, on companies have increased in frequency, scope and potential harm in recent years. While, to the best of our knowledge, we have not been subject to cyber-attacks or to other cyber incidents which, individually or in the aggregate, have been material to our operations or financial conditions, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber-attack in the future. To the extent that any disruption or security breach results in a loss or damage to our data or unauthorized disclosure of confidential information, it could cause significant damage to our reputation, affect our relationship with our customers, suppliers and employees, and lead to claims against us and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. While we maintain specific cyber insurance coverage, which may apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following sets forth the location, type of facility, square footage and ownership interest in each of our material facilities.

Location	Type of Facility	Approx. Square Feet	Leased or Owned	Expiration
Torrance, CA	Remanufacturing, Warehouse, Administrative, and Office	231,000	Leased	March 2032
Tijuana, Mexico	Remanufacturing, Warehouse, and Office	312,000	Leased	August 2033
Tijuana, Mexico	Distribution Center and Office	410,000	Leased	December 2032
Tijuana, Mexico	Remanufacturing, Warehouse, and Office	199,000	Leased	December 2032
Tijuana, Mexico	Core Induction, Warehouse, and Office	173,000	Leased	December 2032
Ontario, Canada	Remanufacturing, Warehouse, and Office	157,000	Leased	May 2023
Ontario, Canada	Manufacturing, Warehouse, and Office	35,000	Leased	December 2022
Singapore & Malaysia	Remanufacturing, Warehouse, and Office	114,000	Leased	Various through December 2022
Shanghai, China	Warehouse and Office	27,000	Leased	March 2023

We believe the above mentioned facilities are sufficient to satisfy our current and foreseeable operations.

Item 3. Legal Proceedings

We are subject to various lawsuits and claims in the normal course of business. In addition, government agencies and self-regulatory organizations have the ability to conduct periodic examinations of and administrative proceedings regarding our business. Following an audit in fiscal 2019, the U.S. Customs and Border Protection stated that it believed that we owed additional duties of approximately $17 million from 2011 through mid-2018 relating to products that we imported from Mexico. We do not believe that this amount is correct and believe that we have numerous defenses and are disputing this amount vigorously. We cannot assure you that the U.S. Customs and Border Protection will agree or that we will not need to accrue or pay additional amounts in the future.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol MPAA. As of June 7, 2021, there were 19,045,965 shares of common stock outstanding held by 10 holders of record.

Purchases of Equity Securities by the Issuer

Share repurchase activity during the fourth quarter of fiscal 2021 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

January 1 - January 31, 2021:
Open market and privately negotiated purchases	-	$-	-	$21,308,000
February 1 - February 28, 2021:
Open market and privately negotiated purchases	54,960	$20.72	54,960	20,169,000
March 1 - March 31, 2021:
Open market and privately negotiated purchases	-	$-	-	20,169,000

Total	54,960		54,960	$20,169,000

(1)
As of March 31, 2021, $16,831,000 of the $37,000,000 was utilized and $20,169,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our Credit Facility. We retired the 730,521 shares repurchased under this program through March 31, 2021. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Equity Compensation Plan Information

The following summarizes our equity compensation plans as of March 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,099,369	(1)	$17.51	(2)	1,344,548	(3)

Equity compensation plans not approved by security holders	N/A		N/A		N/A

Total	2,099,369		$17.51		1,344,548

(1)
Consists of (i) stock options issued under the 2004 Non-Employee Director Stock Option Plan, (ii) restricted stock units and restricted stock (collectively “RSUs”) and stock options issued under the Fourth Amended and Restated 2010 Incentive Award Plan (the “2010 Plan”), and (iii) RSUs issued under our 2014 Non-Employee Director Incentive Award Plan (the “2014 Plan”).

(2)	The weighted average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs, since RSUs have no exercise price.
(3)	Consists of shares available for future issuance under our 2010 Plan and 2014 Plan.

Stock Performance Graph

The following graph compares the cumulative return to holders of our common stock for the five years ending March 31, 2021 with the NASDAQ Composite Total Returns Index and the Zacks Retail and Wholesale Auto Parts Index. The comparison assumes $100 was invested at the close of business on March 31, 2016 in our common stock and in each of the comparison groups, and assumes reinvestment of dividends.

Item 6. Selected Financial Data

None.

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

Management Overview

We have a multi-pronged platform for growth within the non-discretionary automotive aftermarket for the replacement parts and test solutions and diagnostic equipment industry, through organic growth and acquisitions. Our investments in infrastructure and human resources, including the opening of our new 410,000 square foot distribution center, the realignment of our production sites, and the significant expansion of manufacturing capacity for multiple product lines, continues to be transformative and scalable.

New products introduced through our growth strategies include: (i) the addition of brake calipers in August 2019; (ii) alternators and starters for heavy-duty truck, industrial, marine, and agriculture applications, through an acquisition in January 2019; (iii) brake power boosters in August 2016; and (iv) turbochargers through an acquisition in July 2016. In addition, our test solutions and diagnostic equipment include: (a) the design and manufacture of test solutions and diagnostic equipment for alternators, starters, belt-start generators (stop start and hybrid technology), and electric power trains for electric vehicles through an acquisition in July 2017 and (b) the design and manufacture of advanced power emulators (AC and DC) and custom power electronic products for the automotive and aerospace industries through an acquisition in December 2018.

Impact of the Novel Coronavirus (“COVID-19”)

The COVID-19 pandemic has spread globally and created significant volatility, uncertainty and economic disruption in many countries, including the countries in which we operate. National, state and local governments in these countries have implemented a variety of measures in response that have the effect of restricting or limiting, among other activities, the operations of certain businesses.

We experienced a significant reduction in customer demand for our products during April 2020. Although the demand for our products has substantially recovered, we continue to experience disruptions with worldwide supply chain and logistics services. We are unable to predict accurately the ultimate long-term impact that COVID-19 will have on our business and financial condition. While the near-term outlook appears positive, any additional government shutdowns or additional spikes could negatively impact our business and financial condition. There have been no serious outbreaks in any of our production facilities; however, a serious outbreak could affect our production capabilities.

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

To date, we have incurred increased costs as a result of COVID-19, including increased employee costs, such as expanded benefits and frontline incentives, and other operating costs, such as costs associated with the provision of personal protective equipment, which have negatively impacted our profitability. During fiscal 2021, these expanded benefits, supply costs and other COVID-19 related costs resulted in $7,316,000 of total expense included in cost of goods sold and operating expenses in the consolidated statements of operations. During fiscal 2021, we received $1,130,000, in payments from the Canadian Government under the Canadian Emergency Wage Subsidy program and our Asian subsidiaries received $171,000 from their local government assistance programs. These payments are recorded as a reduction of cost of goods sold and operating expenses in the consolidated statements of operations. In addition, we deferred the employer’s share of social security taxes of $1,170,000, of which $585,000 is included in accrued liabilities and $585,000 is included in other liabilities in the consolidated balance sheet at March 31, 2021.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not currently aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of March 31, 2021. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Our remanufacturing operations include core exchange programs for the core portion of the finished good. The Used Cores that we acquire and are returned to us from our customers are a necessary raw material for remanufacturing. We also offer our customers marketing and other allowances that impact revenue recognition. These elements of our business give rise to more complex accounting than many businesses our size or larger.

Recently Adopted Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued an accounting pronouncement related to the measurement of credit losses on financial instruments. This pronouncement, along with a subsequent Accounting Standards Updates (“ASU”) issued to clarify certain provisions of the new guidance, changed the impairment model for most financial assets and requires the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The adoption of this guidance on April 1, 2020 increased our disclosures for our expected credit losses but did not have a material effect on our consolidated financial statements.

Prior to April 1, 2020, accounts receivable were recorded at cost less an allowance for doubtful accounts. The net amount of accounts receivable and corresponding allowance for doubtful accounts were presented in the consolidated balance sheets. We maintained an allowance for uncollectible accounts receivable for estimated losses resulting from the failure or inability of our customers to make required payments. Furthermore, receivable balances were assessed quarterly for impairment and an allowance was recorded if the receivable was considered impaired. Subsequent to April 1, 2020, accounts receivable are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The net amount of accounts receivable and corresponding allowance for credit losses are presented in the consolidated balance sheets. We maintain an allowance for credit losses resulting from the expected failure or inability of our customers to make required payments. We recognize the allowance for credit losses at inception and reassess quarterly based on the asset’s expected collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions, such as COVID-19, as well as expectations of conditions in the future, if applicable. Our allowance for credit losses is based on the assessment of the collectability of assets pooled together with similar risk characteristics.

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

Fair Value Measurements

In August 2018, the FASB issued guidance which changed the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures, including the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 measurements, and the narrative description of measurement uncertainty are applied prospectively only for the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively applied to all periods presented upon their effective date. The adoption of this guidance on April 1, 2020 modified certain of our disclosures for our Level 3 fair value measurements but did not have an impact on our consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued guidance that, for a limited time, eases the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We will apply these amendments prospectively. The adoption of this guidance on April 1, 2020 did not have an impact on our consolidated financial statements for the year ended March 31, 2021.

Accounting Pronouncements Not Yet Adopted

Income Taxes

In December 2019, the FASB issued guidance that simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application. This guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. The adoption of this guidance on April 1, 2021 is not expected to have any material impact on our consolidated financial statements.

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

Remanufactured finished goods include: (i) the Used Core cost and (ii) the cost of component raw materials, and allocations of labor and variable and fixed overhead costs (the “Unit Cost”). The allocations of labor and variable and fixed overhead costs are based on the actual use of the production facilities over the prior 12 months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, we exclude certain unallocated overhead such as severance costs, duplicative facility overhead costs, start-up costs, training, and spoilage from the calculation and expenses these unallocated overhead as period costs. Purchased finished goods also include an allocation of fixed overhead costs.

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

•
Net realizable value for Used Cores are determined based on current core purchase prices from core brokers to the extent that core purchases in the trailing 12 months are significant. Remanufacturing consumes, on average, more than one Used Core for each remanufactured unit produced since not all Used Cores are reusable. The yield rates depend upon both the product and customer specifications. We purchase Used Cores from core brokers to supplement our yield rates and Used Cores not returned under the core exchange programs. We also consider the net selling price our customers have agreed to pay for Used Cores that are not returned under our core exchange programs to assess whether Used Core cost exceeds Used Core net realizable value on a by customer by product line basis. Any reduction of core cost is recorded as cost of goods sold in the period in which the revaluation is identified.

•
We record an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. We periodically review inventory to identify excess quantities and part numbers that are experiencing a reduction in demand. Any part numbers with quantities identified during this process are reserved for at rates based upon our judgment, historical rates, and consideration of possible scrap and liquidation values which may be as high as 100% of cost if no liquidation market exists for the part. As a result of this process, we recorded reserves for excess and obsolete inventory of $13,246,000 and $13,208,000 at March 31, 2021 and 2020, respectively.

We record vendor discounts as a reduction of inventories and are recognized as a reduction to cost of sales as the inventories are sold.

Inventory Unreturned

Inventory unreturned represents our estimate, based on historical data and prospective information provided directly by the customer, of finished goods shipped to customers that we expect to be returned, under our general right of return policy, after the balance sheet date. Inventory unreturned includes only the Unit Cost of a finished good. The return rate is calculated based on expected returns within the normal operating cycle, which is generally one year. As such, the related amounts are classified in current assets. Inventory unreturned is valued in the same manner as our finished goods inventory.

Contract Assets

Contract assets consists of: (i) the core portion of the finished goods shipped to customers, (ii) upfront payments to customers in connection with customer contracts, (iii) core premiums paid to customers, (iv) finished goods premiums paid to customers, and (v) long-term core inventory deposits.

Remanufactured Cores held at customers’ locations as a part of the finished goods sold to the customer are classified as long-term contract assets. These assets are valued at the lower of cost or net realizable value of Used Cores on hand (See Inventory above). For these Remanufactured Cores, we expect the finished good containing the Remanufactured Core to be returned under our general right of return policy or a similar Used Core to be returned to us by the customer, under our core exchange programs in each case, for credit. Remanufactured Cores and Used Cores returned by consumers to our customers but not yet returned to us are classified as “Cores expected to be returned by customers”, which are included in short-term contract assets until we physically receive them during our normal operating cycle, which is generally one year.

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

Finished goods premiums paid to customers represent the difference between the finished good acquisition price paid to customers, generally in connection with new business, and the related finished good cost, which is treated as an asset and recognized as a reduction of revenue through the later of the date at which related revenue is recognized or the date at which the sales incentive is offered. We consider, among other things, the length of our largest ongoing customer relationships, duration of customer contracts, and the average life of vehicles on the road in determining the appropriate period of time over which to amortize these premiums. Finished goods premiums are amortized over a period typically ranging from six to eight years, adjusted for specific circumstances associated with the arrangement. Finished goods premiums are recorded as long-term contract assets. Finished goods premiums expected to be amortized within our normal operating cycle, which is generally one year, are classified as short-term contract assets.

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

Revenue Recognition

Revenue is recognized when performance obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our products. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Revenue is recognized net of all anticipated returns, marketing allowances, volume discounts, and other forms of variable consideration.

Revenue is recognized either when products are shipped or when delivered, depending on the applicable contract terms. Bill and hold shipments are shipped out to the customer as ex-works; in which the customer makes arrangements and is responsible for their shipping cost. No freight or shipping costs are accrued for revenue under the terms of shipments made as ex-works.

The price of a finished remanufactured product sold to customers is generally comprised of separately invoiced amounts for the Remanufactured Core included in the product (“Remanufactured Core value”) and the unit portion included in the product (“Unit Value”), for which revenue is recorded based on our then current price list, net of applicable discounts and allowances. The Remanufactured Core value is recorded as a net revenue based upon the estimate of Used Cores that will not be returned by the customer for credit. These estimates are subjective and based on management’s judgment and knowledge of historical, current, and projected return rates. As reconciliations are completed with the customers the actual rates at which Used Cores are not being returned may differ from the current estimates. This may result in periodic adjustments of the estimated contract asset and liability amounts recorded and may impact the projected revenue recognition rates used to record the estimated future revenue. These estimates may also be revised if there are changes in contractual arrangements with customers, or changes in business practices. A significant portion of the remanufactured automotive parts sold to customers are replaced by similar Used Cores sent back for credit by customers under the core exchange programs (as described in further detail below). The number of Used Cores sent back under the core exchange programs is generally limited to the number of similar Remanufactured Cores previously shipped to each customer.

Revenue Recognition — Core Exchange Programs

Full price Remanufactured Cores: When remanufactured products are shipped, certain customers are invoiced for the Remanufactured Core value of the product at the full Remanufactured Core sales price. For these Remanufactured Cores, revenue is only recognized based upon an estimate of the rate at which these customers will pay cash for Remanufactured Cores in lieu of sending back similar Used Cores for credits under the core exchange programs. The remainder of the full price Remanufactured Core value invoiced to these customers is established as a long-term contract liability rather than being recognized as revenue in the period the products are shipped as we expect these Remanufactured Cores to be returned for credit under our core exchange programs.

Nominal price Remanufactured Cores: Certain other customers are invoiced for the Remanufactured Core value of the product shipped at a nominal (generally $0.01 or less) Remanufactured Core price. For these nominal Remanufactured Cores, revenue is only recognized based upon an estimate of the rate at which these customers will pay cash for Remanufactured Cores in lieu of sending back similar Used Cores for credits under the core exchange programs. Revenue amounts are calculated based on contractually agreed upon pricing for these Remanufactured Cores for which the customers are not returning similar Used Cores. The remainder of the nominal price Remanufactured Core value invoiced to these customers is established as a long-term contract liability rather than being recognized as revenue in the period the products are shipped as we expect these Remanufactured Cores to be returned for credit under our core exchange programs.

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

The Unit Value of the warranty and stock adjustment returns are treated as reductions of revenue based on the estimations made at the time of the sale. The Remanufactured Core value of warranty and stock adjustment returns are provided for as indicated in the paragraph “Revenue Recognition – Core Exchange Programs”.

As is standard in the industry, we only accept returns from on-going customers. If a customer ceases doing business with us, we have no further obligation to accept additional product returns from that customer. Similarly, we accept product returns and grant appropriate credits to new customers from the time the new customer relationship is established.

Contract Liability

Contract liability consists of: (i) customer allowances earned, (ii) accrued core payments, (iii) customer core returns accruals, (iv) core bank liability, (v) finished goods liabilities, and (vi) customer deposits.

Customer allowances earned includes all marketing allowances provided to customers. Such allowances include sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues in accordance with a schedule set forth in the relevant contract. Sales incentive amounts are recorded based on the value of the incentive provided. Customer allowances to be provided to customers within our normal operating cycle, which is generally one year, are considered short-term contract liabilities and the remainder are recorded as long-term contract liabilities.

Accrued core payments represent the sales price of Remanufactured Cores purchased from customers, generally in connection with new business, which are held by these customers and remain on their premises. The sales price of these Remanufactured Cores will be realized when our relationship with a customer ends, a possibility that we consider remote based on existing long-term customer agreements and historical experience. The payments to be made to customers for purchases of Remanufactured Cores within our normal operating cycle, which is generally one year, are considered short-term contract liabilities and the remainder are recorded as long-term contract liabilities.

Customer core returns accruals represent the full and nominally priced Remanufactured Cores shipped to our customers. When we ship product, we recognize an obligation to accept a similar Used Core sent back under the core exchange programs based upon the Remanufactured Core price agreed upon by us and our customer. The contract liability related to Used Cores returned by consumers to our customers but not yet returned to us are classified as short-term contract liabilities until we physically receive these Used Cores as they are expected to be returned during our normal operating cycle, which is generally one year and the remainder are recorded as long-term contract liabilities.

The core bank liability represents the full Remanufactured Core sales price for cores returned under our core exchange programs. The payment for these returned cores are made over a contractual repayment period pursuant to our agreement with this customer. Payments to be made within our normal operating cycle, which is generally one year, are considered short-term contract liabilities and the remainder are recorded as long-term contract liabilities.

Finished goods liabilities represents the agreed upon price of finished goods acquired from customers, generally in connection with new business. The payment for these finished goods are made over a contractual repayment period pursuant to our agreement with the customer. Payments to be made within our normal operating cycle, which is generally one year, are considered short-term contract liabilities and the remainder are recorded as long-term contract liabilities.

Customer deposits represent the receipt of prepayments from customers for the obligation to transfer goods or services in the future. We classify these customer deposits as short-term contract liabilities as we expect to satisfy these obligations within our normal operating cycle, which generally one year.

Customer Finished Goods Returns Accrual

The customer finished goods returns accrual represents our estimate of our exposure to customer returns, including warranty returns, under our general right of return policy to allow customers to return items that their end user customers have returned to them and from time to time, stock adjustment returns when the customers’ inventory of certain product lines exceeds the anticipated sales to end-user customers. The customer finished goods returns accrual represents the Unit Value of the estimated returns and is classified as a current liability due to the expectation that these returns will occur within the normal operating cycle of one year. Our customer finished goods returns accrual was $31,524,000 and $25,326,000 at March 31, 2021 and 2020, respectively. The increase in the customer finished goods returns accrual resulted from higher sales during the fourth quarter of fiscal 2021 compared with the same period of the prior year.

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

Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable income. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. A valuation allowance is established when we believe it is not more likely than not all or some of a deferred tax assets will be realized. In evaluating our ability to recover deferred tax assets within the jurisdiction in which they arise, we consider all available positive and negative evidence. Deferred tax assets arising primarily as a result of net operating loss carry-forwards and research and development credits in connection with our Canadian operations have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Should the actual amount differ from our estimate, the amount of our valuation allowance could be impacted.

We have made an accounting policy election to recognize the U.S. tax effects of global intangible low-taxed income as a component of income tax expense in the period the tax arises.

Results of Operations

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data for the periods indicated:

	Fiscal Years Ended March 31,
	2021	2020	2019

Cash flows provided by (used in) operations	$56,089,000	$18,795,000	$(40,328,000)
Finished goods turnover (1)	4.1	4.1	4.9

(1)
Finished goods turnover is calculated by dividing the cost of goods sold for the year by the average between beginning and ending non-core finished goods inventory values, for each fiscal year. Fiscal 2020 and 2019 have been updated to conform to the current year presentation for non-core finished goods turnover. We believe that this provides a useful measure of our ability to turn our inventory into revenues.

Fiscal 2021 Compared with Fiscal 2020

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Fiscal Years Ended March 31,
	2021	2020

Net sales	$540,782,000	$535,831,000
Cost of goods sold	431,321,000	417,431,000
Gross profit	109,461,000	118,400,000
Gross profit percentage	20.2%	22.1%

Net Sales. Our net sales for fiscal 2021 were $540,782,000, which represents an increase of $4,951,000, or 0.9%, from fiscal 2020 of $535,831,000. Sales for fiscal 2021 included $12,779,000 in core revenue due to a realignment of inventory at two customer distribution centers with expected future sales benefits as product mix changes. This increase in sales was partially offset by the negative impact from a number of factors related to the global COVID-19 pandemic, including disruptions with worldwide supply chain and logistics services.

Sales mix for fiscal 2021 compared with fiscal 2020 for: (i) rotating electrical products represented 72.8% compared with 73.3%, (ii) wheel hubs products represented 15.6% compared with 14.9%; (iii) brake-related products represented 9.7% compared with 8.9%; and (iv) test solutions and diagnostic equipment and other products represented 1.9% compared with 2.9%.

Gross Profit. Our gross profit was $109,461,000, or 20.2% of net sales, for fiscal 2021 compared with $118,400,000, or 22.1% of net sales, for fiscal 2020.  Our gross profit was impacted by the global COVID-19 pandemic, including disruptions with worldwide supply chain, logistics services, and related higher freight costs. Higher freight costs impacted gross profit by approximately $1,785,000, or 0.3%. Additionally, our gross profit was further impacted by $5,268,000, or 1.0%, due to COVID-19 related costs for wages and personal protective equipment.

Our gross profit for fiscal 2021 and fiscal 2020 was also impacted by: (i) transition expenses in connection with the expansion of our operations in Mexico of $16,353,000 and $8,337,000, respectively, and (ii) amortization of core premiums paid to customers related to new business of $6,590,000 and $4,501,000, respectively.

In addition, gross profit was impacted by (i) a $3,561,000 benefit for revised tariff costs for fiscal 2021, (ii) non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value and a gain due to realignment of inventory at two customer distribution centers, which resulted in a net write-down of $209,000 for fiscal 2021 compared with a write-down of $10,799,000 for fiscal 2020, (iii) customer allowances and return accruals related to new business of $408,000 and $1,065,000, and (iv) net tariff costs of $332,000 and $1,067,000 not passed through to customers for fiscal 2021 and fiscal 2020, respectively.

Our prior year gross profit was impacted by cost of $133,000 in connection with the cancellation of a customer contract.

Operating Expenses

The following summarizes operating expenses:

	Fiscal Years Ended March 31,
	2021	2020

General and administrative	$53,847,000	$53,224,000
Sales and marketing	18,024,000	21,037,000
Research and development	8,563,000	9,200,000
Foreign exchange impact of lease liabilities and forward contracts	(17,606,000)	18,201,000

Percent of net sales

General and administrative	10.0%	9.9%
Sales and marketing	3.3%	3.9%
Research and development	1.6%	1.7%
Foreign exchange impact of lease liabilities and forward contracts	(3.3)%	3.4%

General and Administrative. Our general and administrative expenses for fiscal 2021 were $53,847,000, which represents an increase of $623,000, or 1.2%, from fiscal 2020 of $53,224,000. The increase in general and administrative expense was primarily due to increased costs for our expansion in Mexico and other COVID-19 related costs, such as supply costs and expanded benefits to employees. In addition, our general and administrative expenses increased due to (i) $1,824,000 of increased share-based compensation expense and bonus expense due to headcount increase and improved results and (ii) $343,000 of increased expense due to changes in revaluations of contingent consideration. These increases were partially offset by (i) $3,718,000 of decreased professional services due to our concerted efforts to implement new more efficient systems and enhance our in house resources, (ii) $1,933,000 of increased gain resulting from foreign currency transactions, and (iii) $768,000 of decreased travel resulting from the COVID-19 pandemic.

Sales and Marketing. Our sales and marketing expenses for fiscal 2021 were $18,024,000, which represents a decrease of $3,013,000, or 14.3%, from fiscal 2020 of $21,037,000. The decrease in sales and marketing expense was primarily due to our cost-cutting measures in response to COVID-19. These decreases in sales and marketing expense were primarily due to (i) $1,362,000 from decreased travel, (ii) $848,000 of decreased trade shows expense, (iii) $665,000 from decreased advertising and marketing expense, and (iv) $421,000 from decreased employee-related expenses. These decreases in sales and marketing for fiscal 2021 were partially offset by $362,000 of increased commissions.

Research and Development. Our research and development expenses for fiscal 2021 were $8,563,000, which represents a decrease of $637,000, or 6.9%, from fiscal 2020 of $9,200,000. The decrease in research and development expense was primarily due to our cost-cutting measures in response to COVID-19. These decreases in research and development were primarily due to (i) $447,000 of decreased employee-related expenses, (ii) $134,000 of decreased travel, and (iii) $96,000 of decreased outside services.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. The remeasurement of our foreign currency denominated lease liabilities resulted in a non-cash gain of $9,893,000 compared with a non-cash loss of $11,710,000 for fiscal 2021 and fiscal 2020, respectively, due to movements in foreign exchange rates. In addition, the changes in the fair values of forward foreign currency exchange contracts resulted in a non-cash gain of $7,713,000 compared with a non-cash loss of $6,491,000 for fiscal 2021 and fiscal 2020, respectively.

Interest Expense

Interest Expense, net. Our interest expense, net for fiscal 2021 was $15,770,000, which represents a decrease of $9,269,000, or 37.0%, from fiscal 2020 of $25,039,000. This decrease in interest expense was primarily due to lower interest rates and lower average outstanding balances under our credit facility.

Provision for Income Taxes

Income Tax. We recorded income tax expense of $9,387,000, or an effective tax rate of 30.4%, for fiscal 2021 compared with a benefit of $1,011,000, or an effective tax rate of 12.2%, for fiscal 2020. The effective tax rate for fiscal 2021, was primarily impacted by foreign income taxed at rates that are different from the federal statutory rate and non-deductible executive compensation under Internal Revenue Code Section 162(m). In addition, the effective tax rate for fiscal 2020 was impacted by net operating loss carry-backs in connection with the CARES Act.

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

Sales mix for fiscal 2020 compared with fiscal 2019 for: (i) rotating electrical products represented 73.3% compared with 78.9%, (ii) wheel hubs products represented 14.9% compared with 15.7%; (iii) brake-related products represented 8.9% compared with 3.1%; and (iv) test solutions and diagnostic equipment and other products represented 2.9% compared with 2.3%.

Gross Profit. Our gross profit was $118,400,000, or 22.1% of net sales for fiscal 2020 compared with $89,174,000, or 18.9% of net sales for fiscal 2019.

The gross profit margin increase of 3.2% was primarily due to a lower non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves and lower customer allowances related to new business for fiscal 2020 as compared with fiscal 2019. The non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, resulted in a write-down of $10,799,000, which impacted gross margin by 2.0%, compared with $18,843,000, which impacted gross margin by 4.0%, for fiscal 2020 and fiscal 2019, respectively.

Our gross profit for fiscal 2020 and fiscal 2019 was further impacted by: (i) transition expenses in connection with the expansion of our operations in Mexico of $8,337,000 and $8,178,000, respectively, (ii) amortization of core premiums paid to customers related to new business of $4,501,000 and $4,127,000, respectively, (iii) customer allowances and return accruals related to new business of $1,065,000 and $6,042,000, respectively, and (iv) net tariff costs of $1,067,000 and $1,526,000, respectively, which were paid for products sold before price increases were effective. Gross profit for fiscal 2020 was further impacted by a cost of $133,000 incurred in connection with the cancellation of a customer contract. In addition, gross profit for fiscal 2019 was impacted by core sales of $7,753,000, less related cost of goods sold of $7,750,000, and a cost of $767,000 incurred in connection with the cancellation of a customer contract, and a cost of goods sold impact of $104,000 for inventory step-up in connection with our December 2018 acquisition.

Operating Expenses

The following summarizes operating expenses:

	Fiscal Years Ended March 31,
	2020	2019

General and administrative	$53,224,000	$45,000,000
Sales and marketing	21,037,000	19,542,000
Research and development	9,200,000	8,014,000
Foreign exchange impact of lease liabilities and forward contracts	18,201,000	972,000

Percent of net sales

General and administrative	9.9%	9.5%
Sales and marketing	3.9%	4.1%
Research and development	1.7%	1.7%
Foreign exchange impact of lease liabilities and forward contracts	3.4%	0.2%

General and Administrative. Our general and administrative expenses for fiscal 2020 were $53,224,000, which represents an increase of $8,224,000, or 18.3%, from fiscal 2019 of $45,000,000. This increase was primarily due to: (i) $2,888,000 of increased bonus and other incentives, (ii) $1,485,000 of general and administrative expenses due to the full-year impact of our fiscal 2019 acquisitions, (iii) $1,315,000 of expense in connection with our internal control remediation efforts, (iv) $1,206,000 for personnel to support our growth initiatives, (v) $1,204,000 of increased professional services, (vi) $789,000 in aggregate foreign currency transaction losses, (vii) $571,000 of increased amortization of intangible assets in connection with our fiscal 2019 acquisitions, and (viii) $544,000 of increased depreciation expense. These increases were partially offset by a decrease in share-based compensation expense of $1,423,000.

Sales and Marketing. Our sales and marketing expenses for fiscal 2020 were $21,037,000, which represents an increase of $1,495,000, or 7.7%, from fiscal 2019 of $19,542,000. The increase was due primarily to: (i) $2,261,000 of increased sales and marketing expenses due to the full-year impact of our fiscal 2019 acquisitions and (ii) $722,000 for personnel to support our growth initiatives. These increases in sales and marketing expenses were partially offset by: (i) $701,000 of decreased marketing expenses related to product changeovers in connection with new business, (ii) $401,000 of decreased trade shows expenses, and (iii) $291,000 of decreased travel.

Research and Development. Our research and development expenses for fiscal 2020 were $9,200,000, which represents an increase of $1,186,000, or 14.8%, from fiscal 2019 of $8,014,000. The increase was primarily due to: (i) $866,000 of increased research and development expenses due to the full year impact of our fiscal 2019 acquisitions and (ii) $474,000 for personnel to support our growth initiatives. These increases were partially offset by $221,000 of decreased supplies.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. The remeasurement of our foreign currency-denominated lease liabilities resulted in a non-cash loss of $11,710,000 for fiscal 2020 due to movements in foreign exchange rates. We adopted the new lease guidance on April 1, 2019. In addition, the changes in the fair values of the forward foreign currency exchange contracts resulted in non-cash losses of $6,491,000 and $972,000 for fiscal 2020 and fiscal 2019, respectively.

Interest Expense

Interest Expense, net. Our interest expense, net for fiscal 2020 was $25,039,000, which represents an increase of $1,812,000, or 7.8%, from fiscal 2019 of $23,227,000. The increase in interest expense was primarily due to increased average outstanding borrowings to support our growth initiatives, including our product line expansion and our inventory levels. The increased utilization of our accounts receivable discount programs was offset by a decrease in the weighted average discount rate from these programs.

Provision for Income Taxes

Income Tax. We recorded an income tax benefit of $1,011,000, or an effective tax rate of 12.2%, for fiscal 2020 compared with income tax expense $268,000, or an effective tax rate of (3.5%), fiscal 2019. The effective tax rate for fiscal 2020 was impacted by net operating loss carry-backs in connection with the CARES Act. In addition, the effective tax rate for each year was impacted by (i) valuation allowances, (ii) the impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m), and (iii) foreign income taxed at rates that are different from the federal statutory rate.

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $96,725,000 and $90,624,000, a ratio of current assets to current liabilities of 1.3:1.0, at March 31, 2021 and 2020, respectively. The increase in working capital was due primarily to the buildup of our inventory to meet anticipated future demand partially offset by the associated increase in our accounts payable balances. In addition, we used cash and collections of accounts receivable balances to pay down our credit facility during fiscal 2021.

We generated cash during fiscal 2021 from operations and the use of receivable discount programs. As we manage through the impacts of the COVID-19 pandemic, we have access to our existing cash, as well as our available credit facilities to meet short-term liquidity needs. We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, and lease and capital expenditure obligations over the next 12 months.

Cash Flows

The following summarizes cash flows as reflected in the consolidated statements of cash flows:

	Fiscal Years Ended March 31,
	2021	2020	2019
Cash provided by (used in):
Operating activities	$56,089,000	$18,795,000	$(40,328,000)
Investing activities	(14,214,000)	(11,594,000)	(22,610,000)
Financing activities	(76,567,000)	32,153,000	59,936,000
Effect of exchange rates on cash and cash equivalents	599,000	351,000	(136,000)

Net (decrease) increase in cash and cash equivalents	$(34,093,000)	$39,705,000	$(3,138,000)

Additional selected cash flow data:
Depreciation and amortization	$11,144,000	$9,561,000	$7,329,000
Capital expenditures	13,942,000	14,156,000	11,149,000

Fiscal 2021 Compared with Fiscal 2020

Net cash provided by operating activities was $56,089,000 and $18,795,000 for fiscal 2021 and fiscal 2020, respectively. The significant change in our operating activities for the current year was due to (i) increased collections of accounts receivable, (ii) the buildup of our inventory to meet anticipated future demand partially offset by the associated increase in our accounts payable balances, and (iii) increased operating results (net income plus the net add-back for non-cash transactions in earnings). In addition, our operating activities continued to be significantly impacted by our growth initiatives, including our new expanded footprint and product lines.

Net cash used in investing activities was $14,214,000 and $11,594,000 for fiscal 2021 and fiscal 2020, respectively. The change was due primarily to the redemption of short-term investments during the prior year.

Net cash used in financing activities was $76,567,000 for fiscal 2021 compared with net cash provided by financing activities $32,153,000 for fiscal 2020. The significant change in our financing activities resulted from the pay down of our debt by $71,750,000 for fiscal 2021 compared with borrowing to support our growth initiatives, including the expansion of our operations in Mexico and our product line expansion for fiscal 2020.

Fiscal 2020 Compared with Fiscal 2019

Net cash provided by operating activities was $18,795,000 during fiscal 2020 compared with net cash used in operating activities of $40,328,000 during fiscal 2019. Our operating activities were significantly impacted by our growth initiatives, including our product line expansion, and our inventory levels.

Net cash used in investing activities was $11,594,000 and $22,610,000 during fiscal 2020 and fiscal 2019, respectively. This change was due primarily to no acquisition-related activities and redemptions of short-term investments partially offset by increased purchases of plant and equipment for our current operations and the expansion of our operations in Mexico during fiscal 2020.

Net cash provided by financing activities was $32,153,000 and $59,936,000 during fiscal 2020 and fiscal 2019, respectively. The significant change in our financing activities during fiscal 2020 as compared with fiscal 2019 was due mainly to lower net borrowings under our credit facility partially offset by the payment of $1,955,000 in contingent consideration liabilities during fiscal 2020. In addition, during fiscal 2019, we used $4,062,000 for share repurchases.

Capital Resources

Debt

We are party to a $268,620,000 senior secured financing, (as amended from time to time, the “Credit Facility”) with a syndicate of lenders, and PNC Bank, National Association, as administrative agent, consisting of (i) a $238,620,000 revolving loan facility, subject to borrowing base restrictions, a $24,000,000 sublimit for borrowings by Canadian borrowers, and a $20,000,000 sublimit for letters of credit (the “Revolving Facility”) and (ii) a $30,000,000 term loan facility (the “Term Loans”). The loans under the Credit Facility mature on June 5, 2023. The Credit Facility currently permits the payment of up to $30,000,000 of dividends and share repurchases for fiscal year 2021, subject to pro forma compliance with financial covenants. In connection with the Credit Facility, the lenders have a security interest in substantially all of our assets.

The Term Loans require quarterly principal payments of $937,500. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on our Term Loans and Revolving Facility was 2.62% at March 31, 2021, and 4.34% and 3.64%, respectively, at March 31, 2020.

The Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of March 31, 2021. Our Consolidated EBITDA for the purposes of bank covenant calculations was $73,519,000 for fiscal 2021.

On May 28, 2021, we entered into a third amendment to the Amended Credit Facility (the “Third Amendment”). The Third Amendment, among other things, (i) extends the maturity date to May 28, 2026 from June 5, 2023, (ii) modifies the fixed charge coverage ratio financial covenant, and (iii) modifies the definition of “Consolidated EBITDA”. The modifications to the financial covenants were effective as of March 31, 2021.

The following summarizes the financial covenants required under the Credit Facility:

	Financial covenants required per the Credit Facility	Calculation as of March 31, 2021

Maximum senior leverage ratio	3.00	1.46
Minimum fixed charge coverage ratio	1.10	1.26

We had cash of $15,523,000 at March 31, 2021 and paid down our outstanding debt by $71,750,000 during fiscal 2021. In addition to other covenants, the Credit Facility places limits on our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, redeem or repurchase capital stock, alter the business conducted by us and our subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt, and amend or otherwise alter debt agreements.

We had $84,000,000 and $152,000,000 outstanding under the Revolving Facility at March 31, 2021 and 2020, respectively. In addition, $6,193,000 was outstanding for letters of credit at March 31, 2021. At March 31, 2021, after certain contractual adjustments, $125,296,000 was available under the Revolving Facility.

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

The following is a summary of the receivable discount programs:

	Fiscal Years Ended March 31,
	2021	2020

Receivables discounted	$491,285,000	$461,484,000
Weighted average days	334	346
Weighted average discount rate	2.1%	3.3%
Amount of discount as interest expense	$9,513,000	$14,780,000

Off-Balance Sheet Arrangements

At March 31, 2021, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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

Share Repurchase Program

Our board of directors approved a stock repurchase program of up to $37,000,000 of our common stock. During fiscal 2021 and 2019, we repurchased 54,960 and 163,815 shares of our common stock, respectively, for $1,139,000 and $4,062,000, respectively. During fiscal 2020 we did not repurchase any shares of our common stock. As of March 31, 2021, $16,831,000 was utilized and $20,169,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our Credit Facility. We retired the 730,521 shares repurchased under this program through March 31, 2021. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Subsequent Event

Credit Facility

On May 28, 2021, we entered into a third amendment to the Amended Credit Facility (the “Third Amendment”). The Third Amendment, among other things, (i) extends the maturity date to May 28, 2026 from June 5, 2023, (ii) modifies the fixed charge coverage ratio financial covenant, and (iii) modifies the definition of “Consolidated EBITDA”. The modifications to the financial covenants were effective as of March 31, 2021.

Capital Expenditures and Commitments

Our total capital expenditures, including capital leases and non-cash capital expenditures, were $16,806,000 for fiscal 2021 and $19,511,000 for fiscal 2020. These capital expenditures primarily include the purchase of equipment for our current operations and the expansion of our operations in Mexico. We expect to incur approximately $12,300,000 of capital expenditures for our current operations and approximately $4,000,000 for continued expansion of our operations in Mexico during fiscal 2022. We have used and expect to continue using our working capital and additional capital lease obligations to finance these capital expenditures.

Contractual Obligations

The following summarizes our contractual obligations and other commitments as of March 31, 2021 and the effect such obligations could have on our cash flows in future periods:

		Less than	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	1 year	years	years	years

Finance lease obligations (1)	$8,343,000	$2,962,000	$3,853,000	$1,528,000	$-
Operating lease obligations (2)	127,006,000	10,406,000	21,156,000	20,344,000	75,100,000
Revolving loan (3)	84,000,000	-	-	-	84,000,000
Term loan (4)	22,109,000	4,282,000	8,152,000	7,791,000	1,884,000
Accrued core payment (5)	8,062,000	6,358,000	1,408,000	296,000	-
Core bank liability (6)	20,184,000	2,018,000	4,036,000	4,036,000	10,094,000
Finished goods liabilities (7)	4,700,000	1,958,000	2,742,000	-	-
Unrecognized tax benefits (8)	-	-	-	-	-
Other long-term obligations (9)	64,025,000	25,874,000	15,542,000	9,656,000	12,953,000

Total	$338,429,000	$53,858,000	$56,889,000	$43,651,000	$184,031,000

(1)	Finance lease obligations represent amounts due under finance leases for various types of equipment.

(2)
Operating lease obligations represent amounts due for rent under our leases for all our facilities, certain equipment, and our Company automobile. During the first quarter of fiscal 2022, we renewed the lease for our corporate headquarters in Torrance, California for an additional 10-year period. We have included the future minimum lease payments of this renewal as a contractual obligation although this lease was not included in the operating lease assets and operating lease liabilities as of March 31, 2021.

(3)
Our revolving loan obligations are under our current Credit Facility that matures on June 5, 2023. On May 28, 2021, we entered into the Third Amendment, which among other things, extended the maturity date of the Credit Facility to May 28, 2026 from June 5, 2023. Accordingly, we have reflected the maturity date in the payments of contractual obligations above. This debt is classified as a short term liability on our balance sheet as we expect to use our working capital to repay the amounts outstanding under our revolving loan.

(4)
Term loan obligations represent the amounts due for principal payments as well as interest payments to be made. Interest payments were calculated based upon the interest rate for our term loan using the LIBOR option at March 31, 2021, which was 2.62%. On May 28, 2021, we entered into the Third Amendment, which among other things, extended the maturity date of the Credit Facility to May 28, 2026 from June 5, 2023. Accordingly, we have reflected the payment of our term loan through this date.

(5)
Accrued core payment represents the amounts due for principal of $7,757,000 and interest payments of $305,000 to be made in connection with the purchases of Remanufactured Cores from our customers, which are held by these customers and remain on their premises.

(6)	The core bank liability represents the amounts due for principal of $18,488,000 and interest payments of $1,696,000 to be made in connection with the return of Used Cores from our customers.

(7)	Finished goods liabilities represents the amounts due for principal of $4,561,000 and interest payments of $139,000 to be made in connection with the purchase of finished goods from our customers.

(8)
We are unable to reliably estimate the timing of future payments related to uncertain tax position liabilities at March 31, 2021; therefore, future tax payment accruals related to uncertain tax positions in the amount of $1,104,000 have been excluded from the table above.

(9)
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

Interest rate risk

We are exposed to changes in interest rates primarily as a result of our borrowing and receivable discount programs, which have interest costs that vary with interest rate movements. Our credit facility bears interest at variable base rates, plus an applicable margin. At March 31, 2021, our net debt obligations totaled $104,464,000. If interest rates were to increase 1%, our net annual interest expense would have increased by approximately $1,045,000. In addition, for each $10,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would increase our interest expense by $50,000.

Foreign currency risk

We are exposed to foreign currency exchange risk inherent in our anticipated purchases and expenses denominated in currencies other than the U.S. dollar. We transact business in the following foreign currencies; Mexican pesos, Malaysian ringgit, Singapore dollar, Chinese yuan, and the Canadian dollar. Our primary currency risks result from fluctuations in the value of the Mexican peso and to a lesser extent the Chinese yuan. To mitigate these risks, we enter into forward foreign currency exchange contracts to exchange U.S. dollars for these foreign currencies. The extent to which we use forward foreign currency exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts generally expire in a year or less. Any changes in the fair values of our forward foreign currency exchange contracts are reflected in current period earnings. Based upon our forward foreign currency exchange contracts related to these currencies, an increase of 10% in exchange rates at March 31, 2021 would have increased our operating expenses by approximately $3,932,000. During fiscal 2021 and fiscal 2020, a gain of $7,713,000 and a loss of $6,491,000, respectively, was recorded due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts. In addition, we recorded a gain of $9,893,000 and a loss of $11,710,000 in connection with the remeasurement of foreign currency-denominated lease liabilities during fiscal 2021 and fiscal 2020, respectively.

Credit Risk

We regularly review our accounts receivable and allowance for credit losses by considering factors such as historical experience, credit quality and age of the accounts receivable, and the current economic conditions that may affect a customer’s ability to pay such amounts owed to us. The majority of our sales are to leading automotive aftermarket parts suppliers. We believe the credit risk with respect to trade accounts receivable is limited due to our credit evaluation process and the nature of our customers. However, should our customers experience significant cash flow problems, our financial position and results of operations could be materially and adversely affected, and the maximum amount of loss that would be incurred would be the outstanding receivable balance, Used Cores expected to be returned by customers, and the value of the Remanufactured Cores held at customers’ locations. We maintain an allowance for credit losses that, in our opinion, provides for an adequate reserve to cover losses that may be incurred.

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

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO, CFO and CAO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO, CFO and CAO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of March 31, 2021.

The effectiveness of our internal control over financial reporting as of March 31, 2021 has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP. Their assessment is included in the accompanying Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

Change in Internal Control Over Financial Reporting

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

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a.	Documents filed as part of this report:

(1)	Index to Consolidated Financial Statements:

(2) Schedules.

Schedule II — Valuation and Qualifying Accounts	S-1

(3)	Exhibits:

Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the “1995 Registration Statement”).

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 17, 2014.

3.8	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 14, 2016.

Number	Description of Exhibit	Method of Filing

3.9	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 22, 2017.

4.1	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.2	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.3	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

4.4	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.5	2014 Non-Employee Director Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.6	Third Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on November 20, 2017.

4.7	Fourth Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 24, 2020.

10.1	Form of Indemnification Agreement for officers and directors	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.

10.2	Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 7, 2009.

10.3	Employment Agreement, dated as of May 18, 2012, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 24, 2012.

10.4	Form of Stock Option Notice for use in connection with stock options granted to Selwyn Joffe pursuant to the Motorcar Parts of America, Inc. 2010 Incentive Award Plan	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 12, 2013.

10.5	Form of Stock Option Agreement for use in connection with stock options granted to Selwyn Joffe pursuant to the Motorcar Parts of America, Inc. 2010 Incentive Award Plan	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 12, 2013.

Number	Description of Exhibit	Method of Filing

10.6*
Revolving Credit, Term Loan and Security Agreement, dated as of June 3, 2015, among Motorcar Parts of America, Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 8, 2015.

10.7
First Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of November 5, 2015, among Motorcar Parts of America, Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 9, 2015.

10.8
Consent and Second Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of May 19, 2016, among Motorcar Parts of America, Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 9, 2016.

10.9
Third Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of March 24, 2017, among Motorcar Parts of America, Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K filed on June 14, 2017.

10.10
Fourth Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of April 24, 2017, among Motorcar Parts of America, Inc., each lender from time to time party thereto and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 27, 2017.

10.11
Fifth Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of July 18, 2017, among Motorcar Parts of America, Inc., each lender from time to time party thereto and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 24, 2017.

10.12*
Amended and Restated Credit Facility, dated as of June 5, 2018, among Motorcar Parts of America, Inc., each lender from time to time party thereto and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2018.

Number	Description of Exhibit	Method of Filing

10.13
First Amendment to Amended and Restated Loan Agreement, dated as of November 14, 2018, among Motorcar Parts of America, Inc., D & V Electronics Ltd., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 20, 2018.

10.14	Amendment No. 2 to Employment Agreement, dated as of February 5, 2019, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on February 11, 2019.

10.15
Second Amendment to Amended and Restated Loan Agreement, dated as of June 4, 2019, among Motorcar Parts of America, Inc., D&V Electronics Ltd., Dixie Electric Ltd., Dixie Electric Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 7, 2019.

10.16	Amendment No. 3 to Employment Agreement, dated as of March 30, 2020, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed on June 15, 2020.

10.17	Amendment No. 4 to Employment Agreement, dated as of May 21, 2020, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to exhibit 10.1 to the Quarterly Report filed on August 10, 2020.

10.18
Third Amendment to Amended and Restated Loan Agreement, dated as of May 28, 2021, among Motorcar Parts of America, Inc., D&V Electronics Ltd., Dixie Electric Ltd., Dixie Electric Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2021.

21.1	List of Subsidiaries	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP	Filed herewith.

Number	Description of Exhibit	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document)	Filed herewith.
101.SCM	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

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

MOTORCAR PARTS OF AMERICA, INC.

Dated: June 14, 2021	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: June 14, 2021	By:	/s/ Kamlesh Shah
Kamlesh Shah
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director	June 14, 2021
Selwyn Joffe	(Principal Executive Officer)

/s/ David Lee	Chief Financial Officer	June 14, 2021
David Lee	(Principal Financial Officer)

/s/ Kamlesh Shah	Chief Accounting Officer	June 14, 2021
Kamlesh Shah	(Principal Accounting Officer)

/s/ Scott Adelson	Director	June 14, 2021
Scott Adelson

/s/ Rudolph Borneo	Director	June 14, 2021
Rudolph Borneo

/s/ Philip Gay	Director	June 14, 2021
Philip Gay

/s/ Duane Miller	Director	June 14, 2021
Duane Miller

/s/ Jeffrey Mirvis	Director	June 14, 2021
Jeffrey Mirvis

/s/ David Bryan	Director	June 14, 2021
David Bryan

/s/ Joseph Ferguson	Director	June 14, 2021
Joseph Ferguson

/s/ Barbara Whittaker	Director	June 14, 2021
Barbara Whittaker

/s/ Jamy Rankin	Director	June 14, 2021
Jamy Rankin

MOTORCAR PARTS OF AMERICA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Motorcar Parts of America, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Motorcar Parts of America, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Motorcar Parts of America, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and financial statement schedule and our report dated June 14, 2021 expressed an unqualified opinion thereon.

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
June 14, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Motorcar Parts of America, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Motorcar Parts of America, Inc. and subsidiaries (the Company) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 14, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Contractual Agreements with Core Exchange Programs

Description of the Matter
As more fully described in Note 2 to the consolidated financial statements, the Company enters into contractual arrangements with customers (core exchange programs) which represent the majority of the Company’s sales for products that contain remanufactured cores. At March 31, 2021, contract assets and contract liabilities related to core exchange programs recorded on the consolidated balance sheet were $297,153,000 and $166,295,000, respectively.

Auditing contract assets and contract liabilities related to the core exchange programs involved complex auditor judgment due to the unique terms of each customer arrangement which impact the completeness, existence, valuation and classification of contract assets and liabilities.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of contracts with customers, management’s assessment of the accounting for core exchange programs, including unique contractual terms, and management’s review of the related contract assets and liabilities including controls over the completeness and accuracy of data.

Our audit procedures to test the contract assets and contract liabilities related to core exchange programs included, among others, (i) reviewing agreements and amendments for significant customers, (ii) testing the completeness of management’s identification of contractual terms, (iii) evaluating the consistency of the accounting treatment with the Company's policies; and (v) testing the completeness and accuracy of the underlying data used in management’s analyses.

Marketing Allowances

Description of the Matter
As more fully described in Note 2 and Note 14 to the consolidated financial statements, revenue is recognized net of applicable marketing allowances. These marketing allowances vary by contract and can include (i) the issuance of a specified amount of credits against receivables, (ii) support for research or marketing efforts, (iii) discounts granted in connection with shipments of product, and (iv) other marketing, research, store expansion or product development support. At March 31, 2021, marketing allowances recorded on the Company’s consolidated balance sheet was $16,826,000, which is presented within contract liabilities.

Auditing the completeness of marketing allowances was complex because marketing allowances vary by contract and could be impacted by unrecorded marketing allowances provided to customers.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the marketing allowances processes. For example, we tested controls over management’s review of contracts with customers containing marketing allowances, management’s review of the completeness and accuracy of data used in the marketing accrual analysis at period end and management’s review of credits issued to customers subsequent to the balance sheet date.

Our audit procedures to test marketing allowances included, among others, reviewing significant contracts with customers, obtaining confirmations of contractual terms and conditions from a sample of the Company’s customers, and testing credits issued or payments made to customers throughout the year. We tested the completeness and accuracy of data used in the calculation of the marketing allowance by agreeing contractual terms to the underlying agreements. In addition, we evaluated the relationship between revenue and marketing allowances and assessed subsequent events to determine whether there was any new information that would require adjustments to the amounts recorded.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Los Angeles, California
June 14, 2021

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2021	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$15,523,000	$49,616,000
Short-term investments	1,652,000	850,000
Accounts receivable — net	63,122,000	91,748,000
Inventory — net	288,361,000	225,659,000
Inventory unreturned	14,552,000	9,021,000
Contract assets	26,940,000	20,332,000
Income tax receivable	405,000	3,282,000
Prepaid expenses and other current assets	12,301,000	8,608,000
Total current assets	422,856,000	409,116,000
Plant and equipment — net	53,854,000	44,957,000
Operating lease assets	71,513,000	53,029,000
Deferred income taxes	19,381,000	18,950,000
Long-term contract assets	270,213,000	239,540,000
Goodwill	3,205,000	3,205,000
Intangible assets — net	5,329,000	6,393,000
Other assets	1,531,000	1,839,000
TOTAL ASSETS	$847,882,000	$777,029,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,331,000	$78,664,000
Accrued liabilities	23,404,000	16,419,000
Customer finished goods returns accrual	31,524,000	25,326,000
Contract liabilities	41,072,000	27,911,000
Revolving loan	84,000,000	152,000,000
Other current liabilities	6,683,000	9,390,000
Operating lease liabilities	6,439,000	5,104,000
Current portion of term loan	3,678,000	3,678,000
Total current liabilities	326,131,000	318,492,000
Term loan, less current portion	16,786,000	20,462,000
Contract liabilities, less current portion	125,223,000	92,101,000
Deferred income taxes	73,000	79,000
Operating lease liabilities, less current portion	70,551,000	61,425,000
Other liabilities	7,973,000	8,950,000
Total liabilities	546,737,000	501,509,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $0.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $0.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $0.01 per share, 50,000,000 shares authorized; 19,045,386 and 18,969,380 shares issued and outstanding at March 31, 2021 and 2020, respectively	190,000	190,000
Additional paid-in capital	223,058,000	218,581,000
Retained earnings	85,593,000	64,117,000
Accumulated other comprehensive loss	(7,696,000)	(7,368,000)
Total shareholders’ equity	301,145,000	275,520,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$847,882,000	$777,029,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended March 31,
	2021	2020	2019

Net sales	$540,782,000	$535,831,000	$472,797,000
Cost of goods sold	431,321,000	417,431,000	383,623,000
Gross profit	109,461,000	118,400,000	89,174,000
Operating expenses:
General and administrative	53,847,000	53,224,000	45,000,000
Sales and marketing	18,024,000	21,037,000	19,542,000
Research and development	8,563,000	9,200,000	8,014,000
Foreign exchange impact of lease liabilities and forward contracts	(17,606,000)	18,201,000	972,000
Total operating expenses	62,828,000	101,662,000	73,528,000
Operating income	46,633,000	16,738,000	15,646,000
Interest expense, net	15,770,000	25,039,000	23,227,000
Income (loss) before income tax expense (benefit)	30,863,000	(8,301,000)	(7,581,000)
Income tax expense(benefit)	9,387,000	(1,011,000)	268,000

Net income (loss)	$21,476,000	$(7,290,000)	$(7,849,000)

Basic net income (loss) per share	$1.13	$(0.39)	$(0.42)
Diluted net income (loss) per share	$1.11	$(0.39)	$(0.42)

Weighted average number of shares outstanding:
Basic	19,023,145	18,913,788	18,849,909
Diluted	19,387,555	18,913,788	18,849,909

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended March 31,
	2021	2020	2019

Net income (loss)	$21,476,000	$(7,290,000)	$(7,849,000)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(328,000)	(481,000)	(713,000)
Total other comprehensive loss, net of tax	(328,000)	(481,000)	(713,000)

Comprehensive income (loss)	$21,148,000	$(7,771,000)	$(8,562,000)

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at March 31, 2018	18,893,102	$189,000	$213,609,000	$78,510,000	$(5,428,000)	$286,880,000

Cumulative-effect adjustment for the adoption of ASU 2016-01	-	-	-	746,000	(746,000)	-

Balance at April 1, 2018	18,893,102	$189,000	$213,609,000	$79,256,000	$(6,174,000)	$286,880,000

Compensation recognized under employee stock plans	-	-	5,564,000	-	-	5,564,000
Exercise of stock options	42,032	1,000	256,000	-	-	257,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	46,081	-	(322,000)	-	-	(322,000)
Repurchase and cancellation of treasury stock, including fees	(163,815)	(2,000)	(4,060,000)	-	-	(4,062,000)
Foreign currency translation	-	-	-	-	(713,000)	(713,000)
Net loss	-	-	-	(7,849,000)	-	(7,849,000)

Balance at March 31, 2019	18,817,400	$188,000	$215,047,000	$71,407,000	$(6,887,000)	$279,755,000

Compensation recognized under employee stock plans	-	-	4,141,000	-	-	4,141,000
Exercise of stock options	59,600	1,000	456,000	-	-	457,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	92,380	1,000	(1,063,000)	-	-	(1,062,000)
Foreign currency translation	-	-	-	-	(481,000)	(481,000)
Net loss	-	-	-	(7,290,000)	-	(7,290,000)

Balance at March 31, 2020	18,969,380	$190,000	$218,581,000	$64,117,000	$(7,368,000)	$275,520,000

Compensation recognized under employee stock plans	-	-	5,247,000	-	-	5,247,000
Exercise of stock options	58,848	-	719,000	-	-	719,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	72,118	1,000	(351,000)	-	-	(350,000)
Repurchase and cancellation of treasury stock, including fees	(54,960)	(1,000)	(1,138,000)	-	-	(1,139,000)
Foreign currency translation	-	-	-	-	(328,000)	(328,000)
Net income	-	-	-	21,476,000	-	21,476,000

Balance at March 31, 2021	19,045,386	$190,000	$223,058,000	$85,593,000	$(7,696,000)	$301,145,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended March 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$21,476,000	$(7,290,000)	$(7,849,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,573,000	7,791,000	6,135,000
Amortization of intangible assets	1,571,000	1,770,000	1,194,000
Amortization and write-off of debt issuance costs	859,000	819,000	951,000
Amortization of interest on contract liabilities, net	924,000	713,000	909,000
Amortization of core premiums paid to customers	6,590,000	4,501,000	4,127,000
Amortization of finished goods premiums paid to customers	101,000	-	-
Non-cash lease expense	7,102,000	5,808,000	-
Foreign exchange impact of lease liabilities and forward contracts	(17,606,000)	18,201,000	972,000
Foreign currency remeasurement (gain) loss	(1,500,000)	818,000	-
Loss (gain) due to the change in the fair value of the contingent consideration	230,000	(98,000)	324,000
Gain on short-term investments	(521,000)	(96,000)	(89,000)
Net provision for inventory reserves	12,803,000	13,372,000	11,153,000
Net provision for customer payment discrepancies	694,000	1,626,000	731,000
Net provision for doubtful accounts	(1,000)	610,000	224,000
Deferred income taxes	(433,000)	(10,337,000)	(3,063,000)
Share-based compensation expense	5,247,000	4,141,000	5,564,000
Loss on disposal of plant and equipment	29,000	15,000	41,000
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	28,364,000	(38,078,000)	10,214,000
Inventory	(73,564,000)	(6,112,000)	(76,213,000)
Inventory unreturned	(5,514,000)	(552,000)	(961,000)
Income tax receivable	3,200,000	6,753,000	(2,039,000)
Prepaid expenses and other current assets	(2,763,000)	(416,000)	234,000
Other assets	523,000	(1,109,000)	(299,000)
Accounts payable and accrued liabilities	55,958,000	(11,253,000)	16,572,000
Customer finished goods returns accrual	6,138,000	2,725,000	4,588,000
Contract assets, net	(43,871,000)	(15,835,000)	(2,096,000)
Contract liabilities, net	45,118,000	43,372,000	(11,894,000)
Operating lease liabilities	(6,376,000)	(4,726,000)	-
Other liabilities	1,738,000	1,662,000	242,000
Net cash provided by (used in) operating activities	56,089,000	18,795,000	(40,328,000)
Cash flows from investing activities:
Purchase of plant and equipment	(13,942,000)	(14,156,000)	(11,149,000)
Purchase of business, net of cash acquired	-	-	(11,106,000)
Proceeds from sale of plant and equipment	8,000	43,000	-
(Payments for) redemptions of short term investments	(280,000)	2,519,000	(355,000)
Net cash used in investing activities	(14,214,000)	(11,594,000)	(22,610,000)
Cash flows from financing activities:
Borrowings under revolving loan	27,000,000	75,000,000	102,900,000
Repayments under revolving loan	(95,000,000)	(33,400,000)	(46,500,000)
Borrowings under term loan	-	-	13,594,000
Repayments of term loan	(3,750,000)	(3,750,000)	(2,656,000)
Payments for debt issuance costs	-	(973,000)	(1,815,000)
Payments on finance lease obligations	(2,442,000)	(2,164,000)	(1,460,000)
Payment of contingent consideration	(1,605,000)	(1,955,000)	-
Exercise of stock options	719,000	457,000	257,000
Cash used to net share settle equity awards	(350,000)	(1,062,000)	(322,000)
Repurchase of common stock, including fees	(1,139,000)	-	(4,062,000)
Net cash (used in) provided by financing activities	(76,567,000)	32,153,000	59,936,000
Effect of exchange rate changes on cash and cash equivalents	599,000	351,000	(136,000)
Net (decrease) increase in cash and cash equivalents	(34,093,000)	39,705,000	(3,138,000)
Cash and cash equivalents — Beginning of year	49,616,000	9,911,000	13,049,000
Cash and cash equivalents — End of year	$15,523,000	$49,616,000	$9,911,000
Supplemental disclosures of cash flow information:
Cash paid for interest, net	$14,066,000	$23,558,000	$21,148,000
Cash paid for income taxes, net of refunds	3,027,000	1,500,000	3,588,000
Cash paid for operating leases	10,878,000	8,212,000	-
Cash paid for finance leases	2,821,000	2,445,000	-
Plant and equipment acquired under finance lease	4,102,000	3,144,000	902,000
Assets acquired under operating leases	16,484,000	18,528,000	-
Contingent consideration	-	-	4,400,000
Non-cash capital expenditures	857,000	2,211,000	-

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading supplier of automotive aftermarket non-discretionary replacement parts and test solutions and diagnostic equipment. These replacement parts are primarily sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s test solutions and diagnostic equipment primarily serves the global automotive component and powertrain testing market. The Company’s products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake-related products, which include brake calipers, brake boosters, brake rotors, brake pads, and brake master cylinders, and (iv) test solutions and diagnostic equipment used for electric vehicle powertrain development and manufacturing including electric motor test systems, e-axle test systems, advanced power emulators, charging unit test systems, test systems for alternators, starters, belt starter generators and bench-top testers used by the automotive retail segment and turbochargers.

The Company primarily ships its products from its facilities and various third-party warehouse distribution centers in North America, including the Company’s 410,000 square foot distribution center in Tijuana, Mexico.

Impact of the Novel Coronavirus (“COVID-19”)

The outbreak of the COVID-19 pandemic adversely impacted the U.S. and global economies and created uncertainty regarding the potential effects on the Company’s employees, supply chain, operations, and customer demand. The COVID-19 pandemic could impact the Company’s operations and the operations of its customers, suppliers, and vendors because of quarantines, facility closures, travel, and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company will depend on numerous factors and future developments, which are highly uncertain and cannot be predicted, including, but not limited to: (i) the severity of the virus, (ii) the occurrence and duration of additional spikes, (iii) the effects of the pandemic on customers, suppliers, and vendors, (iv) the remedial actions and stimulus measures adopted by local, state and federal governments, (v) the availability and acceptance of vaccines, and (vi) the extent to which normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business because of an economic recession or depression that has occurred or may occur in the future.

2. Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued an accounting pronouncement related to the measurement of credit losses on financial instruments. This pronouncement, along with a subsequent Accounting Standards Updates (“ASU”) issued to clarify certain provisions of the new guidance, changed the impairment model for most financial assets and requires the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities are required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The adoption of this guidance on April 1, 2020 increased the Company’s disclosures for its expected credit losses but did not have a material effect on its consolidated financial statements.

Prior to April 1, 2020, accounts receivable were recorded at cost less an allowance for doubtful accounts. The net amount of accounts receivable and corresponding allowance for doubtful accounts were presented in the consolidated balance sheets. The Company maintained an allowance for uncollectible accounts receivable for estimated losses resulting from the failure or inability of its customers to make required payments. Furthermore, receivable balances were assessed quarterly for impairment and an allowance was recorded if the receivable was considered impaired. Subsequent to April 1, 2020, accounts receivable are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The net amount of accounts receivable and corresponding allowance for credit losses are presented in the consolidated balance sheets. The Company maintains allowances for credit losses resulting from the expected failure or inability of its customers to make required payments. The Company recognizes the allowance for credit losses at inception and reassess quarterly based on the asset’s expected collectability. The allowance is based on multiple factors including historical experience with bad debts, the credit quality of the customer base, the aging of such receivables and current macroeconomic conditions, such as COVID-19, as well as expectations of conditions in the future, if applicable. The Company’s allowance for credit losses is based on the assessment of the collectability of assets pooled together with similar risk characteristics.

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

Fair Value Measurements

In August 2018, the FASB issued guidance which changed the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures, including the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 measurements, and the narrative description of measurement uncertainty are applied prospectively only for the most recent interim or annual period presented in the initial year of adoption. All other amendments should be applied retrospectively applied to all periods presented upon their effective date. The adoption of this guidance on April 1, 2020 modified certain of the Company’s disclosures for its Level 3 fair value measurements but did not have an impact on its consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued guidance that, for a limited time, eases the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company will apply these amendments prospectively. The adoption of this guidance on April 1, 2020 did not have an impact on the Company’s consolidated financial statements for the year ended March 31, 2021.

Accounting Pronouncements Not Yet Adopted

Income Taxes

In December 2019, the FASB issued guidance that simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application. This guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. The adoption of this guidance on April 1, 2021 is not expected to have any material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the presentation of the prior year consolidated financial statements to conform to the current year presentation.

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

Accounts Receivable

The Company’s accounts receivable are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The net amount of accounts receivable and corresponding allowance for credit losses are presented in the consolidated balance sheets. The Company maintains allowances for credit losses resulting from the expected failure or inability of its customers to make required payments. The Company does not require collateral for accounts receivable. The Company believes its credit risk with respect to trade accounts receivable is limited due to its credit evaluation process and the long-term nature of its relationships with its largest customers. The Company utilizes a historical loss rate method, adjusted for any changes in economic conditions or risk characteristics, to estimate its expected credit losses each period. When developing an estimate of expected credit losses, the Company considers all available relevant information regarding the collectability of cash flows, including historical information, current conditions, and reasonable and supportable forecasts of future economic conditions over the contractual life of the receivable. The historical loss rate method considers past write-offs of trade accounts receivable over a period commensurate with the initial term of the Company’s contracts with its customers. The Company recognizes the allowance for credit losses at inception and reassesses quarterly based on management’s expectation of the asset’s collectability. The Company’s accounts receivable are short-term in nature and written off only when all collection attempts have failed.

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

Remanufactured finished goods include: (i) the Used Core cost and (ii) the cost of component raw materials, and allocations of labor and variable and fixed overhead costs (the “Unit Cost”). The allocations of labor and variable and fixed overhead costs are based on the actual use of the production facilities over the prior 12 months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, the Company excludes certain unallocated overhead such as severance costs, duplicative facility overhead costs, start-up costs, training, and spoilage from the calculation and expenses these unallocated overhead as period costs. Purchased finished goods also include an allocation of fixed overhead costs.

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

•
Net realizable value for Used Cores are determined based on current core purchase prices from core brokers to the extent that core purchases in the trailing 12 months are significant. Remanufacturing consumes, on average, more than one Used Core for each remanufactured unit produced since not all Used Cores are reusable. The yield rates depend upon both the product and consumer specifications. The Company purchases Used Cores from core brokers to supplement its yield rates and Used Cores not returned under the core exchange programs. The Company also considers the net selling price its customers have agreed to pay for Used Cores that are not returned under its core exchange programs to assess whether Used Core cost exceeds Used Core net realizable value on a by customer by product line basis. Any reduction of core cost is recorded as cost of goods sold in the period in which the revaluation is identified.

•
The Company records an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. The Company periodically reviews inventory to identify excess quantities and part numbers that are experiencing a reduction in demand. Any part numbers with quantities identified during this process are reserved for at rates based upon management’s judgment, historical rates, and consideration of possible scrap and liquidation values which may be as high as 100% of cost if no liquidation market exists for the part. As a result of this process, the Company recorded reserves for excess and obsolete inventory of $13,246,000 and $13,208,000 at March 31, 2021 and 2020, respectively.

The Company records vendor discounts as a reduction of inventories and are recognized as a reduction to cost of sales as the inventories are sold.

Inventory Unreturned

Inventory unreturned represents the Company’s estimate, based on historical data and prospective information provided directly by the customer, of finished goods shipped to customers that the Company expects to be returned under its general right of return policy, after the balance sheet date. Inventory unreturned includes only the Unit Cost of a finished good. The return rate is calculated based on expected returns within the normal operating cycle, which is generally one year. As such, the related amounts are classified in current assets. Inventory unreturned is valued in the same manner as the Company’s finished goods inventory.

Contract Assets
Contract assets consists of: (i) the core portion of the finished goods shipped to customers, (ii) upfront payments to customers in connection with customer contracts, (iii) core premiums paid to customers, (iv) finished goods premiums paid to customers, and (v) long-term core inventory deposits.

Remanufactured Cores held at customers’ locations as a part of the finished goods sold to the customer are classified as long-term contract assets. These assets are valued at the lower of cost or net realizable value of Used Cores on hand (See Inventory above). For these Remanufactured Cores, the Company expects the finished good containing the Remanufactured Core to be returned under the Company’s general right of return policy or a similar Used Core to be returned to the Company by the customer, under the Company’s core exchange programs in each case, for credit. The Remanufactured Cores and Used Cores returned by consumers to the Company’s customers but not yet returned to the Company are classified as “Cores expected to be returned by customers”, which are included in short-term contract assets until the Company physically receives them during its normal operating cycle, which is generally one year.

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

Finished goods premiums paid to customers represent the difference between the finished good acquisition price paid to customers, generally in connection with new business, and the related finished good cost, which is treated as an asset and recognized as a reduction of revenue through the later of the date at which related revenue is recognized or the date at which the sales incentive is offered. The Company considers, among other things, the length of its largest ongoing customer relationships, duration of customer contracts, and the average life of vehicles on the road in determining the appropriate period of time over which to amortize these premiums. Finished goods premiums are amortized over a period typically ranging from six to eight years, adjusted for specific circumstances associated with the arrangement. Finished goods premiums are recorded as long-term contract assets. Finished goods premiums expected to be amortized within our normal operating cycle, which is generally one year, are classified as short-term contract assets.

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

The primary components of the Company’s income tax expense were (i) federal income taxes, (ii) state income taxes, (iii) foreign income taxed at rates that are different from the federal statutory rate, (iv) change in realizable deferred tax items, (v) impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m), (vi) income taxes associated with uncertain tax positions, and (vii) the impact of net operating loss carry-backs in connection with the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020.

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. The Company makes these estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s future plans. A valuation allowance is established when the Company believes it is not more likely than not all or some of a deferred tax assets will be realized. In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction in which they arise, the Company considers all available positive and negative evidence. Deferred tax assets arising primarily as a result of net operating loss carry-forwards and research and development credits in connection with the Company’s Canadian operations have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Should the actual amount differ from the Company’s estimates, the amount of the valuation allowance could be impacted.

The Company has made an accounting policy election to recognize the U.S. tax effects of global intangible low-taxed income as a component of income tax expense in the period the tax arises.

Plant and Equipment

Plant and equipment are stated at cost, less accumulated depreciation. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred. Depreciation is provided on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Machinery and equipment are depreciated over a range from five to ten years. Office equipment and fixtures are depreciated over a range from three to ten years. Leasehold improvements are depreciated over the lives of the respective leases or the service lives of the leasehold improvements, whichever is shorter. Depreciation of assets recorded under finance leases is included in depreciation expense. The Company evaluates plant and equipment, including leasehold improvements, equipment, construction in progress, and right-of-use assets for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. There were no indicators of impairment at March 31, 2021.

Leases

The Company determines if an arrangement contains a lease at inception. Lease assets and lease liabilities are recorded based on the present value of lease payments over the lease term, which includes the minimum unconditional term of the lease. Certain of the Company’s leases include options to extend the leases for up to five years. When the Company has the option to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset, and it is reasonably certain that it will exercise the option, the option is considered in determining the classification and measurement of the lease. The lease assets are recorded net of any lease incentives received. The Company exempts leases with an initial term of 12 months or less from balance sheet recognition and, for all classes of assets, combines non-lease components with lease components. Lease assets are tested for impairment in the same manner as long-lived assets used in operations.

The Company uses its incremental borrowing rate for each of its leases in determining the present value of its expected lease payments based on the information available at the lease commencement date as the rate implicit for each of its leases is not readily detainable. The Company’s incremental borrowing rate is determined by analyzing and combining (i) an applicable risk-free rate, (ii) a financial spread adjustment, and (iii) any lease specific adjustment. Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance and other property operating services, which are expensed as incurred and not included in the determination of lease assets and lease liabilities. These costs are calculated based on a variety of factors including property values, tax and utility rates, property services fees, and other factors. The Company records rent expense for operating leases, some of which have escalating rent payments, on a straight-line basis over the lease term.

The Company has material non-functional currency leases. As required for other monetary liabilities, lessees shall remeasure a foreign currency-denominated lease liability using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates, which are not affected by subsequent changes in the exchange rates. The Company recorded a gain of $9,893,000 and a loss of $11,710,000 during the years ended March 31, 2021 and 2020, respectively, which are included in “foreign exchange impact of lease liabilities and forward contracts” in the consolidated statements of operations. See Note 10 for additional information regarding the Company’s leases.

Goodwill

The Company evaluates goodwill for impairment at least annually during the fourth quarter of each fiscal year or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The goodwill impairment test is performed at the reporting unit level, which represents the Company’s operating segments. In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company’s qualitative assessment indicates that goodwill impairment is more likely than not, it will proceed with performing the quantitative assessment. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value of the reporting unit exceeds its fair value an impairment loss will be recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. The Company completed the required annual testing of goodwill impairment for each of the reporting units during the fourth quarter of the year ended March 31, 2021, and determined through the qualitative assessment that its goodwill of $3,205,000 was not impaired.

Intangible Assets

The Company’s intangible assets other than goodwill are finite–lived and amortized on a straight-line basis over their respective useful lives. The Company analyzes its finite-lived intangible assets for impairment when and if indicators of impairment exist. At March 31, 2021, the Company’s intangible assets were $5,329,000, and there were no indicators of impairment.

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

Foreign Currency Translation

For financial reporting purposes, the functional currency of the foreign subsidiaries is the local currency. The assets and liabilities of foreign operations for which the local currency is the functional currency are translated into the U.S. dollar at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates during the year. The accumulated foreign currency translation adjustment is presented as a component of comprehensive income or loss in the consolidated statements of shareholders’ equity. During the years ended March 31, 2021 and 2020, aggregate foreign currency transaction gains of $1,144,000 and losses of $789,000, respectively, were recorded in general and administrative expenses.

Revenue Recognition

Revenue is recognized when performance obligations under the terms of a contract with its customers are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Revenue is recognized net of all anticipated returns, marketing allowances, volume discounts, and other forms of variable consideration.

Revenue is recognized either when products are shipped or when delivered, depending on the applicable contract terms. Bill and hold shipments are shipped out to the customer as ex-works; in which the customer makes arrangements and is responsible for their shipping cost. No freight or shipping costs are accrued for revenue under the terms of shipments made as ex-works.

The price of a finished remanufactured product sold to customers is generally comprised of separately invoiced amounts for the Remanufactured Core included in the product (“Remanufactured Core value”) and the unit portion included in the product (“Unit Value”), for which revenue is recorded based on our then current price list, net of applicable discounts and allowances. The Remanufactured Core value is recorded as a net revenue based upon the estimate of Used Cores that will not be returned by the customer for credit. These estimates are subjective and based on management’s judgment and knowledge of historical, current, and projected return rates. As reconciliations are completed with the customers the actual rates at which Used Cores are not being returned may differ from the current estimates. This may result in periodic adjustments of the estimated contract asset and liability amounts recorded and may impact the projected revenue recognition rates used to record the estimated future revenue. These estimates may also be revised if there are changes in contractual arrangements with customers, or changes in business practices. A significant portion of the remanufactured automotive parts sold to customers are replaced by similar Used Cores sent back for credit by customers under the core exchange programs (as described in further detail below). The number of Used Cores sent back under the core exchange programs is generally limited to the number of similar Remanufactured Cores previously shipped to each customer.

Revenue Recognition — Core Exchange Programs

Full price Remanufactured Cores: When remanufactured products are shipped, certain customers are invoiced for the Remanufactured Core value of the product at the full Remanufactured Core sales price. For these Remanufactured Cores, revenue is only recognized based upon an estimate of the rate at which these customers will pay cash for Remanufactured Cores in lieu of sending back similar Used Cores for credits under the core exchange programs. The remainder of the full price Remanufactured Core value invoiced to these customers is established as a long-term contract liability rather than being recognized as revenue in the period the products are shipped as the Company expects these Remanufactured Cores to be returned for credit under its core exchange programs.

Nominal price Remanufactured Cores: Certain other customers are invoiced for the Remanufactured Core value of the product shipped at a nominal (generally $0.01 or less) Remanufactured Core price. For these nominal Remanufactured Cores, revenue is only recognized based upon an estimate of the rate at which these customers will pay cash for Remanufactured Cores in lieu of sending back similar Used Cores for credits under the core exchange programs. Revenue amounts are calculated based on contractually agreed upon pricing for these Remanufactured Cores for which the customers are not returning similar Used Cores. The remainder of the nominal price Remanufactured Core value invoiced to these customers is established as a long-term contract liability rather than being recognized as revenue in the period the products are shipped as the Company expects these Remanufactured Cores to be returned for credit under its core exchange programs.

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

The Unit Value of the warranty and stock adjustment returns are treated as reductions of revenue based on the estimations made at the time of the sale. The Remanufactured Core value of warranty and stock adjustment returns are provided for as indicated in the paragraph “Revenue Recognition – Core Exchange Programs”.

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

Contract Liability

Contract liability consists of: (i) customer allowances earned, (ii) accrued core payments, (iii) customer core returns accruals, (iv) core bank liability, (v) finished goods liabilities, and (vi) customer deposits.
Customer allowances earned includes all marketing allowances provided to customers. Such allowances include sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues in accordance with a schedule set forth in the relevant contract. Sales incentive amounts are recorded based on the value of the incentive provided. See Note 14 for a description of all marketing allowances. Customer allowances to be provided to customers within the Company’s normal operating cycle, which is generally one year, are considered short-term contract liabilities and the remainder are recorded as long-term contract liabilities.

Accrued core payments represent the sales price of Remanufactured Cores purchased from customers, generally in connection with new business, which are held by these customers and remain on their premises. The sales price of these Remanufactured Cores will be realized when the Company’s relationship with a customer ends, a possibility that the Company considers remote based on existing long-term customer agreements and historical experience. The payments to be made to customers for purchases of Remanufactured Cores within the Company’s normal operating cycle, which is generally one year, are considered short-term contract liabilities and the remainder are recorded as long-term contract liabilities.

Customer core returns accruals represent the full and nominally priced Remanufactured Cores shipped to the Company’s customers. When the Company ships the product, it recognizes an obligation to accept a similar Used Core sent back under the core exchange programs based upon the Remanufactured Core price agreed upon by the Company and its customer. The Contract liability related to Used Cores returned by consumers to the Company’s customers but not yet returned to the Company are classified as short-term contract liabilities until the Company physically receives these Used Cores as they are expected to be returned during the Company’s normal operating cycle, which is generally one year and the remainder are recorded as long-term contract liabilities.

The core bank liability represents the full Remanufactured Core sales price paid for cores returned under the core exchange programs. The payment for these cores are made over a contractual repayment period pursuant to the Company’s agreement with this customer. Payments to be made within the Company’s normal operating cycle, which is generally one year, are considered short-term contract liabilities and the remainder are recorded as long-term contract liabilities.

Finished goods liabilities represents the agreed upon price of finished goods purchased from customers, generally in connection with new business. The payment for these finished goods are made over a contractual repayment period pursuant to the Company’s agreement with the customer. Payments to be made within the Company’s normal operating cycle, which is generally one year, are considered short-term contract liabilities and the remainder are recorded as long-term contract liabilities.

Customer deposits represent the receipt of prepayments from customers for the obligation to transfer goods or services in the future. The Company classifies these customer deposits as short-term contract liabilities as the Company expects to satisfy these obligations within its normal operating cycle, which is generally one year.
Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses for the years ended March 31, 2021, 2020 and 2019 were $507,000, $773,000 and $819,000, respectively.

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

The following presents a reconciliation of basic and diluted net income (loss) per share.

	Years Ended March 31,
	2021	2020	2019
Net income (loss)	$21,476,000	$(7,290,000)	$(7,849,000)
Basic shares	19,023,145	18,913,788	18,849,909
Effect of dilutive stock options and warrants	364,410	-	-
Diluted shares	19,387,555	18,913,788	18,849,909
Net income (loss) per share:
Basic net income (loss) per share	$1.13	$(0.39)	$(0.42)
Diluted net income (loss) per share	$1.11	$(0.39)	$(0.42)

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net income (loss) per share. For the years ended March 31, 2021, 2020 and 2019, there were 1,279,251, 1,738,106, and 1,580,299, respectively, of potential common shares not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including allowances for credit losses, valuation of inventory, valuation of long-lived assets, goodwill and intangible assets, depreciation and amortization of long-lived assets, litigation matters, valuation of deferred tax assets, share-based compensation, sales returns and other customer marketing allowances, and the incremental borrowing rate used in determining the present value of lease liabilities. Although the Company does not believe that there is a reasonable likelihood that there will be a material change in the future estimate or in the assumptions used in calculating the estimate, unforeseen changes in the industry, or business could materially impact the estimate and may have a material adverse effect on its business, financial condition and results of operations.

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

	Years Ended March 31,
	2021	2020	2019

Weighted average risk free interest rate	0.44%	1.76%	2.83%
Weighted average expected holding period (years)	5.96	5.70	5.94
Weighted average expected volatility	44.90%	42.50%	43.91%
Weighted average expected dividend yield	-	-	-
Weighted average fair value of options granted	$6.43	$8.27	$8.75

Credit Risk

The Company regularly reviews its accounts receivable and allowance for credit losses by considering factors such as historical experience, credit quality and age of the accounts receivable, and the current economic conditions that may affect a customer’s ability to pay. The majority of the Company’s sales are to leading automotive aftermarket parts suppliers. Management believes the credit risk with respect to trade accounts receivable is limited due to the Company’s credit evaluation process, the nature of its customers, and its accounts receivable discount programs. However, should the Company’s customers experience significant cash flow problems, its financial position and results of operations could be materially and adversely affected, and the maximum amount of loss that would be incurred would be the outstanding receivable balance, Used Cores expected to be returned by customers, and the value of the Remanufactured Cores held at customers’ locations. The Company maintains an allowance for credit losses that, in its opinion, provides for an adequate reserve to cover losses that may be incurred.

Deferred Compensation Plan

The Company has a deferred compensation plan for certain members of management. The plan allows participants to defer salary and bonuses. The assets of the plan, which are held in a trust and are subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency, are recorded as short-term investments in the consolidated balance sheets. Consequently, the trust qualifies as a Rabbi trust for income tax purposes. The plan’s assets consist primarily of mutual funds and are recorded at market value with any unrealized gain or loss recorded as general and administrative expense. The carrying value of plan assets was $1,652,000 and $850,000, and the deferred compensation liability, which is included in other current liabilities in the accompanying consolidated balance sheets, was $1,652,000 and $850,000 at March 31, 2021 and 2020, respectively. During the years ended March 31, 2021, 2020, and 2019, the Company made contributions of $96,000, $79,000 and $113,000, respectively.

During the years ended March 31, 2021 and 2020, the Company redeemed $46,000 and $2,802,000, respectively, of its short-term investments for the payment of deferred compensation liabilities.

The following summarizes the gain (loss) on the Company’s equity investments:

	Years Ended March 31,
	2021	2020	2019
Net gain recognized on equity securities	$521,000	$96,000	$89,000
Less: net gain recognized on equity securities sold	10,000	193,000	-
Unrealized gain (loss) recognized on equity securities still held	$511,000	$(97,000)	$89,000

Comprehensive Income or Loss

Comprehensive income or loss is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income or loss consists of net unrealized income or loss from foreign currency translation adjustments.

3. Goodwill and Intangible Assets

Goodwill

The Company had goodwill of $3,205,000 at March 31, 2021 and 2020.

Intangible Assets

The following is a summary of acquired intangible assets subject to amortization:

		March 31, 2021		March 31, 2020
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization	0
Trademarks	9 years	$842,000	$551,000	$827,000	$435,000
Customer relationships	11 years	8,780,000	5,305,000	8,453,000	4,376,000
Developed technology	5 years	2,870,000	1,307,000	2,817,000	893,000
Total	9 years	$12,492,000	$7,163,000	$12,097,000	$5,704,000

During the years ended March 31, 2021 and 2020, the Company retired $291,000 and $470,000, respectively, of fully amortized intangible assets.

Amortization expense for acquired intangible assets is as follows:

	Years Ended March 31,
	2021	2020	2019

Amortization expense	$1,571,000	$1,770,000	$1,194,000

The estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending March 31,
2022	$1,548,000
2023	1,514,000
2024	1,128,000
2025	512,000
2026	367,000
Thereafter	260,000
Total	$5,329,000

4. Accounts Receivable — Net

The Company has trade accounts receivable that result from the sale of goods and services. Accounts receivable — net includes offset accounts related to customer payment discrepancies, returned goods authorizations (“RGAs”) issued for in-transit unit returns, and allowances for credit losses.

Accounts receivable — net is comprised of the following:

	March 31, 2021	March 31, 2020

Accounts receivable — trade	$81,549,000	$109,164,000
Allowance for credit losses	(348,000)	(4,252,000)
Customer payment discrepancies	(752,000)	(1,040,000)
Customer returns RGA issued	(17,327,000)	(12,124,000)
Less: total accounts receivable offset accounts	(18,427,000)	(17,416,000)
Total accounts receivable — net	$63,122,000	$91,748,000

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected. During the year ended March 31, 2021, the Company wrote off amounts previously fully reserved for in connection the bankruptcy filing of one of its customers.

Year Ended March 31, 2021
Balance at beginning of period	$4,252,000
Provision for expected credit losses	99,000
Recoveries	(100,000)
Amounts written off charged against the allowance	(3,903,000)
Balance at end of period	$348,000

5. Inventory

Inventory is comprised of the following:

	March 31, 2021	March 31, 2020

Raw materials	$128,190,000	$99,360,000
Work in process	5,233,000	3,906,000
Finished goods	168,184,000	135,601,000
	301,607,000	238,867,000
Less allowance for excess and obsolete inventory	(13,246,000)	(13,208,000)

Total	$288,361,000	$225,659,000

Inventory unreturned	$14,552,000	$9,021,000

6. Contract Assets

During the year ended March 31, 2021, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $4,600,000.

Contract assets are comprised of the following:

	March 31, 2021	March 31, 2020
Short-term contract assets
Cores expected to be returned by customers	$17,657,000	$12,579,000
Upfront payments to customers	684,000	2,865,000
Finished goods premiums paid to customers	405,000	-
Core premiums paid to customers	8,194,000	4,888,000
Total short-term contract assets	$26,940,000	$20,332,000

Remanufactured cores held at customers’ locations	$229,918,000	$217,616,000
Upfront payments to customers	486,000	589,000
Finished goods premiums paid to customers	2,731,000	-
Core premiums paid to customers	31,509,000	15,766,000
Long-term core inventory deposits	5,569,000	5,569,000
Total long-term contract assets	$270,213,000	$239,540,000

7. Plant and Equipment

Plant and equipment is comprised of the following:

	March 31, 2021	March 31, 2020

Machinery and equipment	$58,957,000	$48,424,000
Office equipment and fixtures	28,758,000	25,541,000
Leasehold improvements	12,152,000	10,519,000
	99,867,000	84,484,000
Less accumulated depreciation	(46,013,000)	(39,527,000)

Total	$53,854,000	$44,957,000

Plant and equipment located in the foreign countries where the Company has facilities, net of accumulated depreciation, totaled $45,831,000 and $35,410,000, of which $42,215,000 and $31,845,000 is located in Mexico, at March 31, 2021 and 2020, respectively.

8. Debt

The Company is party to a $268,620,000 senior secured financing, (as amended from time to time, the “Credit Facility”) with a syndicate of lenders, and PNC Bank, National Association, as administrative agent, consisting of (i) a $238,620,000 revolving loan facility, subject to borrowing base restrictions, a $24,000,000 sublimit for borrowings by Canadian borrowers, and a $20,000,000 sublimit for letters of credit (the “Revolving Facility”) and (ii) a $30,000,000 term loan facility (the “Term Loans”). The loans under the Credit Facility mature on June 5, 2023. The Credit Facility currently permits the payment of up to $30,000,000 of dividends and share repurchases for fiscal year 2021, subject to pro forma compliance with financial covenants. In connection with the Credit Facility, the lenders have a security interest in substantially all of the assets of the Company.

The Term Loans require quarterly principal payments of $937,500. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Term Loans and Revolving Facility was 2.62% at March 31, 2021, and 4.34% and 3.64%, respectively, at March 31, 2020.

The Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants at March 31, 2021.

On May 28, 2021, the Company entered into a third amendment to the Amended Credit Facility (the “Third Amendment”). The Third Amendment, among other things, (i) extends the maturity date to May 28, 2026 from June 5, 2023, (ii) modifies the fixed charge coverage ratio financial covenant, and (iii) modifies the definition of “Consolidated EBITDA”. The modifications to the financial covenants were effective as of March 31, 2021.

The Company had cash of $15,523,000 at March 31, 2021 and paid down its outstanding debt by $71,750,000 during the year ended March 31, 2021. In addition to other covenants, the Credit Facility places limits on the Company’s ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, redeem or repurchase capital stock, alter the business conducted by the Company and its subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt, and amend or otherwise alter debt agreements.

The Company’s Term Loans are comprised of the following:

	March 31, 2021	March 31, 2020

Principal amount of Term Loans	$20,625,000	$24,375,000
Unamortized financing fees	(161,000)	(235,000)
Net carrying amount of Term Loans	20,464,000	24,140,000
Less current portion of Term Loans	(3,678,000)	(3,678,000)
Long-term portion of Term Loans	$16,786,000	$20,462,000

Future repayments of the Company’s Term Loans are as follows:

Year Ending March 31,
2022	$3,750,000
2023	3,750,000
2024	13,125,000
Total payments	$20,625,000

The Company had $84,000,000 and $152,000,000 outstanding under the Revolving Facility at March 31, 2021 and 2020, respectively. In addition, $6,193,000 was reserved for letters of credit at March 31, 2021. At March 31, 2021, after certain adjustments, $125,296,000 was available under the Revolving Facility.

9. Contract Liabilities

Contract liabilities are comprised of the following:

	March 31, 2021	March 31, 2020
Short-term contract liabilities
Customer core returns accruals	$12,710,000	$4,126,000
Customer allowances earned	16,513,000	13,844,000
Customer deposits	2,234,000	1,365,000
Finished goods liabilities	1,883,000	-
Core bank liability	1,585,000	528,000
Accrued core payment	6,147,000	8,048,000
Total short-term contract liabilities	$41,072,000	$27,911,000

Long-term contract liabilities
Customer core returns accruals	$103,719,000	$77,927,000
Customer allowances earned	313,000	542,000
Finished goods liabilities	2,678,000	-
Core bank liability	16,903,000	7,556,000
Accrued core payment	1,610,000	6,076,000
Total long-term contract liabilities	$125,223,000	$92,101,000

10. Leases

The Company leases various facilities in North America and Asia under operating leases expiring through August 2033. During the year ended March 31, 2021, the following material operating leases commenced: (i) the lease of the Company’s 173,000 square foot core induction, warehouse, and office facility in Mexico, which resulted in an increase in the operating lease liability of $12,724,000 and (ii) the renewal of the Company’s 157,000 square foot remanufacturing, warehouse, and office facility in Canada, which resulted in an increase in the operating lease liability of $2,715,000. During the first quarter of fiscal 2022, the Company renewed the lease for its corporate headquarters in Torrance, California, for an additional 10-year period, and accordingly it is not included in the operating lease assets and operating lease liabilities as of March 31, 2021. Total commitments for this agreement, which expires in March 2032, are $20,789,000. The Company also has finance leases for certain office and manufacturing equipment, which generally range from three to five years.

The Company has material non-functional currency leases, which resulted in a remeasurement gain of $9,893,000 compared with a loss of $11,710,000 during the years ended March 31, 2021 and 2020, respectively. These remeasurement gains and losses are included in “foreign exchange impact of lease liabilities and forward contracts” in the consolidated statements of operations.

Balance sheet information for leases is comprised of the following:

		March 31, 2021	March 31, 2020
Leases	Classification
Assets:
Operating	Operating lease assets	$71,513,000	$53,029,000
Finance	Plant and equipment	8,852,000	6,922,000
Total leased assets		$80,365,000	$59,951,000

Liabilities:
Current
Operating	Operating lease liabilities	$6,439,000	$5,104,000
Finance	Other current liabilities	2,640,000	2,059,000
Long-term
Operating	Long-term operating lease liabilities	70,551,000	61,425,000
Finance	Other liabilities	4,995,000	3,905,000
Total lease liabilities		$84,625,000	$72,493,000

Lease cost recognized in the consolidated statement of operations is comprised of the following:

	Years Ended March 31,
	2021	2020
Lease cost
Operating lease cost (1)	$11,527,000	$8,733,000
Short-term lease cost	1,383,000	1,263,000
Variable lease cost	825,000	600,000
Finance lease cost:
Amortization of finance lease assets	1,762,000	1,616,000
Interest on finance lease liabilities	379,000	281,000

Total lease cost	$15,876,000	$12,493,000

(1)	During the year ended March 31, 2019, the Company incurred total operating lease expenses of $6,188,000.

Maturities of lease commitments at March 31, 2021 were as follows:

Maturity of lease liabilities	Operating Leases	Finance Leases	Total
2022	$10,753,000	$2,962,000	$13,715,000
2023	9,666,000	2,324,000	11,990,000
2024	8,250,000	1,529,000	9,779,000
2025	8,161,000	1,098,000	9,259,000
2026	8,228,000	430,000	8,658,000
Thereafter	61,159,000	-	61,159,000
Total lease payments	106,217,000	8,343,000	114,560,000
Less amount representing interest	(29,227,000)	(708,000)	(29,935,000)

Present value of lease liabilities	$76,990,000	$7,635,000	$84,625,000

Other information about leases is as follows:

	March 31, 2021	March 31, 2020
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	3.4	3.2
Operating leases	11.1	12.0
Weighted-average discount rate:
Finance leases	5.3%	4.7%
Operating leases	5.9%	5.6%

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

The following is a summary of the Company’s accounts receivable discount programs:

	Years Ended March 31,
	2021	2020

Receivables discounted	$491,285,000	$461,484,000
Weighted average days	334	346
Weighted average discount rate	2.1%	3.3%
Amount of discount as interest expense	$9,513,000	$14,780,000

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $41,819,000 and $42,052,000 at March 31, 2021 and 2020, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are included in “foreign exchange impact of lease liabilities and forward contracts” in the consolidated statements of operations.

The following shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	Gain (Loss) Recognized as Foreign Exchange Impact of Lease Liabilities and Forward Contracts
Derivatives Not Designated as	Years Ended March 31,
Hedging Instruments	2021	2020	2019

Forward foreign currency exchange contracts	$7,713,000	$(6,491,000)	$(972,000)

The fair value of the forward foreign currency exchange contracts of $1,429,000 is included in prepaid and other current assets in the consolidated balance sheet at March 31, 2021. The fair value of the forward foreign currency exchange contracts of $6,284,000 is included other current liabilities in the accompanying consolidated balance sheet at March 31, 2020. The changes in the fair values of forward foreign currency exchange contracts are included in “foreign exchange impact of lease liabilities and forward contracts” in the consolidated statements of cash flows for the years ended March 31, 2021, 2020, and 2019.

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

The following sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis according to the valuation techniques the Company used to determine their fair values at:

	March 31, 2021				March 31, 2020
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$1,652,000	$1,652,000	$-	$-	$850,000	$850,000	$-	$-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	1,429,000	-	1,429,000	-	-	-	-	-

Liabilities
Accrued liabilities
Short-term contingent consideration	910,000	-	-	910,000	2,190,000	-	-	2,190,000
Other current liabilities
Deferred compensation	1,652,000	1,652,000	-	-	850,000	850,000	-	-
Forward foreign currency exchange contracts	-	-	-	-	6,284,000	-	6,284,000	-
Other liabilities
Long-term contingent consideration	-	-	-	-	463,000	-	-	463,000

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

Forward Foreign Currency Exchange Contracts

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers (See Note 12).

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

E&M Research and Development (“R&D”) Event Milestone

In connection with the Company’s E&M acquisition in December 2018, it had a two-year R&D event milestone based on technology development and transfer. The milestone was achieved and, as a result, the Company paid $1,250,000 to the former owners of E&M during the year ended March 31, 2021. The fair value of the two-year R&D event milestone was $1,130,000 at March 31, 2020, determined using a probability weighted method with commensurate with the term of the contingent consideration.

E&M Gross Profit Earn-out Consideration

The fair value of the three-year gross profit earn-out consideration was $910,000 and $1,230,000 at March 31, 2021 and 2020, respectively, determined using a Monte Carlo Simulation Model. Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense. The second year milestone was achieved and, as a result, the Company paid $723,000 to the former owners of E&M during the year ended March 31, 2021.

The assumptions used to determine the fair value is as follows:

	March 31, 2021	March 31, 2020
Risk free interest rate	0.12%	0.22%
Counter party rate	4.30%	12.22%
Expected volatility	30 - 40%	31.00%
Weighted average cost of capital	13.0 -15.5%	13.75%

Dixie Revenue Earn-out Consideration

In January 2019, the Company completed the acquisition of all the equity interests of Dixie. In connection with this acquisition, the Company was contingently obligated to make additional payments to the former owners of Dixie up to $1,130,000 over a two-year period. The fair value of the two-year revenue earn-out consideration was $0 and $293,000 at March 31, 2021 and 2020, determined using a Monte Carlo Simulation Model.

The following table summarizes the activity for financial assets and liabilities utilizing Level 3 fair value measurements:

	Years Ended March 31,
	2021	2020
	Contingent Consideration	Contingent Consideration
Beginning balance	$2,653,000	$4,721,000
Newly issued	-	-
Changes in revaluation of contingent consideration included in earnings	230,000	(113,000)
Exercises/settlements	(1,973,000)	(1,955,000)
Ending balance	$910,000	$2,653,000

During the years ended March 31, 2021 and 2020, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

The following summarizes the changes in the warranty return accrual:

	Years Ended March 31,
	2021	2020	2019

Balance at beginning of year	$18,300,000	$19,475,000	$16,646,000
Acquisition (1)	-	-	221,000
Charged to expense	111,025,000	112,590,000	111,321,000
Amounts processed	(108,232,000)	(113,765,000)	(108,713,000)

Balance at end of year	$21,093,000	$18,300,000	$19,475,000

(1)	Warranty reserve established in the opening balance sheet in connection with the Company's Dixie acquisition.

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

The following summarizes the breakout of allowances discussed above, recorded as a reduction to revenues:

	Years Ended March 31,
	2021	2020	2019

Allowances incurred under long-term customer contracts	$29,238,000	$26,733,000	$29,612,000
Allowances related to a single exchange of product	99,768,000	97,408,000	92,588,000
Amortization of core premiums paid to customers	6,590,000	4,501,000	4,127,000
Total customer allowances recorded as a reduction of revenues	$135,596,000	$128,642,000	$126,327,000

The following presents the Company’s commitments to incur allowances, excluding allowances related to a single exchange of product, which will be recognized as a reduction to revenue when the related revenue is recognized:

Year Ending March 31,
2022	$23,612,000
2023	9,503,000
2024	6,039,000
2025	5,009,000
2026	4,647,000
Thereafter	12,953,000
Total marketing allowances	$61,763,000

Contingencies

The Company is subject to various lawsuits and claims. In addition, government agencies and self-regulatory organizations have the ability to conduct periodic examinations of and administrative proceedings regarding the Company’s business. Following an audit in fiscal 2019, the U.S. Customs and Border Protection stated that it believed that the Company owed additional duties of approximately $17 million from 2011 through mid-2018 relating to products that it imported from Mexico. The Company does not believe that this amount is correct and believes that it has numerous defenses and is disputing this amount vigorously. The Company cannot assure that the U.S. Customs and Border Protection will agree or that it will not need to accrue or pay additional amounts in the future.

15. Significant Customer and Other Information

Significant Customer Concentrations

The Company’s largest customers accounted for the following total percentage of net sales:

	Years Ended March 31,
	2021	2020	2019

Customer A	42%	38%	38%
Customer B	22%	20%	22%
Customer C	23%	26%	23%

The Company’s largest customers accounted for the following total percentage of accounts receivable — trade:

	March 31, 2021	March 31, 2020

Customer A	50%	28%
Customer B	23%	14%
Customer C	-	33%

Geographic and Product Information

The Company’s products are predominantly sold in the U.S. and accounted for the following total percentage of net sales:

	Years Ended March 31,
	2021	2020	2019

Rotating electrical products	73%	73%	79%
Wheel hub products	15%	15%	15%
Brake-related products	10%	9%	3%
Other products	2%	3%	3%
	100%	100%	100%

Significant Supplier Concentrations

No suppliers accounted for more than 10% of the Company’s inventory purchases for the years ended March 31, 2021, 2020, and 2019.

16. Income Taxes

The income tax expense (benefit) is as follows:

	Years Ended March 31,
	2021	2020	2019
Current tax expense
Federal	$5,734,000	$5,313,000	$680,000
State	722,000	1,454,000	647,000
Foreign	3,364,000	1,566,000	1,723,000
Total current tax expense	9,820,000	8,333,000	3,050,000
Deferred tax (benefit) expense
Federal	(1,909,000)	(4,516,000)	(2,087,000)
State	118,000	(1,567,000)	(295,000)
Foreign	1,358,000	(3,261,000)	(400,000)
Total deferred tax benefit	(433,000)	(9,344,000)	(2,782,000)
Total income tax expense (benefit)	$9,387,000	$(1,011,000)	$268,000

Deferred income taxes consist of the following:

	March 31, 2021	March 31, 2020
Assets
Allowance for bad debts	$85,000	$1,037,000
Customer allowances earned	4,135,000	3,549,000
Allowance for stock adjustment returns	3,086,000	1,743,000
Inventory adjustments	4,323,000	5,567,000
Stock options	2,562,000	2,427,000
Operating lease liabilities	21,595,000	19,396,000
Estimate for returns	16,479,000	10,839,000
Accrued compensation	2,362,000	1,964,000
Net operating losses	4,210,000	4,091,000
Tax credits	1,828,000	1,343,000
Other	3,003,000	1,620,000
Total deferred tax assets	$63,668,000	$53,576,000
Liabilities
Plant and equipment, net	(2,083,000)	(5,175,000)
Intangibles, net	(9,840,000)	(4,700,000)
Operating lease	(20,950,000)	(15,371,000)
Other	(5,324,000)	(3,966,000)
Total deferred tax liabilities	$(38,197,000)	$(29,212,000)
Less valuation allowance	$(6,163,000)	$(5,493,000)
Total	$19,308,000	$18,871,000

As of March 31, 2021, the Company had federal net operating loss carryforwards of $828,000 related to its January 2019 acquisition, state net operating loss carryforwards of $1,130,000 and foreign net operating loss carryforwards of $14,931,000. The federal net operating loss carryforwards expire beginning fiscal year 2033, the state net operating loss carryforwards expire beginning fiscal year 2033, and the foreign net operating loss carryforwards expire beginning fiscal year 2038. As of March 31, 2021, the Company also had non-US tax credit carryforwards of $1,828,000, which will expire beginning fiscal year 2034. A full valuation allowance was established on the federal and foreign net operating loss and tax credits carryforward as the Company believes it is more likely than not these tax attributes would not be realizable in the future. The net increase in the valuation allowance was $670,000 during the year ended March 31, 2021.

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. The Company makes these estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s future plans. A valuation allowance is established when the Company believes it is not more likely than not all or some of a deferred tax assets will be realized. In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction in which they arise, the Company considers all available positive and negative evidence. Deferred tax assets arising primarily as a result of non-US net operating loss carry-forwards and non-US research and development credits in connection with the Company’s Canadian operations have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Should the actual amount differ from the Company’s estimates, the amount of the valuation allowance could be impacted.

For the years ended March 31, 2021, 2020, and 2019, the primary components of the Company’s income tax expense were (i) federal income taxes, (ii) state income taxes, (iii) foreign income taxed at rates that are different from the federal statutory rate, (iv) change in realizable deferred tax items, (v) impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m), (vi) income taxes associated with uncertain tax positions, and (vii) the impact of net operating loss carry-backs in connection with the CARES Act.

The difference between the income tax expense at the federal statutory rate and the Company’s effective tax rate is as follows:

	Years Ended March 31,
	2021	2020	2019

Statutory federal income tax rate	21.0%	21.0%	21.0%
State income tax rate, net of federal benefit	2.2%	(3.7)%	(3.7)%
Excess tax benefit from stock compensation	0.5%	(1.3)%	0.7%
Foreign income taxed at different rates	1.9%	13.8%	-%
Return to provision adjustments	0.4%	(1.5)%	-%
Non-deductible executive compensation	1.9%	(4.0)%	(7.3)%
Change in valuation allowance	2.2%	(18.7)%	(15.3)%
Net operating loss carryback	-%	4.8%	-%
Uncertain tax positions	0.3%	2.1%	1.8%
Research and development credit	(0.3)%	1.1%	1.3%
Non-deductible transaction costs	-%	-%	(2.1)%
Other income tax	0.3%	(1.4)%	0.1%
	30.4%	12.2%	(3.5)%

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions with varying statutes of limitations. At March 31, 2021, the Company is not under examination in any jurisdiction and the years ended March 31, 2017 through 2020 remain subject to examination. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended March 31,
	2021	2020	2019

Balance at beginning of period	$1,011,000	$1,083,000	$1,219,000
Additions based on tax positions related to the current year	249,000	362,000	91,000
Additions for tax positions of prior year	67,000	-	-
Reductions for tax positions of prior year	(223,000)	(434,000)	(227,000)
Balance at end of period	$1,104,000	$1,011,000	$1,083,000

At March 31, 2021, 2020 and 2019, there are $923,000, $823,000 and $938,000 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of income tax expense. During the years ended March 31, 2021, 2020, and 2019, the Company recognized approximately $(16,000), $(50,000), and $(23,000) in interest and penalties, respectively. The Company had approximately $58,000 and $74,000 for the payment of interest and penalties accrued at March 31, 2021 and 2020, respectively.

The Company intends to indefinitely reinvest its undistributed earnings from foreign subsidiaries in foreign operations and no incremental U.S. tax or withholding taxes have been provided for these earnings.

17. Defined Contribution Plans

The Company has a 401(k) plan covering all employees who are 21 years of age with at least six months of service. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching 50% of each participating employee’s contribution up to the first 6% of employee compensation. Employees are immediately vested in their voluntary employee contributions and vest in the Company’s matching contributions ratably over five years. The Company’s matching contribution to the 401(k) plan was $507,000, $496,000, and $445,000 for the years ended March 31, 2021, 2020, and 2019, respectively.

18. Share-based Payments

At March 31, 2021, there were 342,000 shares of the Company’s common stock reserved for grants to the Company’s non-employee directors under the 2014 Non-Employee Director Incentive Award Plan (the “2014 Plan”). Under the 2014 Plan, (i) 69,732 and 53,784 of restricted stock units were outstanding and (ii) 76,746 and 143,909 shares of common stock were available for grant under this plan at March 31, 2021 and 2020, respectively.

At March 31, 2021, there were 5,150,000 shares of common stock reserved for grant to all employees of the Company under the 2010 Incentive Award Plan (the “2010 Plan”). Under the 2010 Plan, (i) 184,752 and 148,199 shares of restricted stock units were outstanding, (ii) options to purchase 1,714,885 and 1,485,123 shares of common stock were outstanding, (iii) 100,000 and no restricted shares were outstanding, and (iv) 1,267,802 and 629,823 shares of common stock were available for grant at March 31, 2021 and 2020, respectively.

In addition, at March 31, 2021 and 2020, options to purchase 30,000 and 51,000 shares of common stock, respectively, were outstanding under the 2004 Non-Employee Director Stock Option Plan. No options remain available for grant under this plan.

The shares of common stock issued upon exercise of a previously granted stock option are considered new issuances from shares reserved for issuance upon adoption of the various plans.

Stock Options

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price

Outstanding at March 31, 2020	1,536,123	$18.18
Granted	345,423	$15.16
Exercised	(58,848)	$12.24
Forfeited	(77,813)	$24.32
Outstanding at March 31, 2021	1,744,885	$17.51

At March 31, 2021, options to purchase 603,256 shares of common stock were unvested at the weighted average exercise price of $17.10.

Based on the market value of the Company’s common stock at March 31, 2021, 2020, and 2019, the pre-tax intrinsic value of options exercised was $546,000, $508,000, and $788,000, respectively. The total fair value of stock options vested during the years ended March 31, 2021, 2020, and 2019 was $2,184,000, $2,189,000, and $1,973,000, respectively.

The following summarizes information about the options outstanding at March 31, 2021:

	Options Outstanding				Options Exercisable
Range of Exercise price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value
$5.20 to $6.47	301,234	$6.46	1.74		301,234	$6.46	1.74
$6.48 to $18.20	526,990	13.32	6.93		177,333	9.57	2.50
$18.21 to $22.83	488,171	19.58	7.79		234,772	19.46	7.61
$22.84 to $28.04	197,066	26.22	5.47		196,866	26.22	5.46
$28.05 to $34.17	231,424	29.62	4.94		231,424	29.62	4.94
	1,744,885	$17.51	5.85	$11,097,000	1,141,629	$17.72	4.36	$7,839,000

The aggregate intrinsic values in the above table represent the pre-tax value of all in-the-money options if all such options had been exercised on March 31, 2021 based on the Company’s closing stock price of $22.50 as of that date.

At March 31, 2021, there was $2,745,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 1.8 years.

Restricted Stock Units and Restricted Stock (collectively “RSUs”)

During the years ended March 31, 2021 and 2020 the Company granted 251,801 and 113,483 shares of RSUs, respectively, with an estimated grant date fair value of $4,150,000 and $2,112,000, respectively, which was based on the closing market price on the date of grant. The fair value related to these awards is recognized as compensation expense over the vesting period. These awards generally vest in three equal installments beginning each anniversary from the grant date, subject to continued employment. Upon vesting, these awards may be net share settled to cover the required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. Total shares withheld during the years ended March 31, 2021 and 2020 were 22,202 and 58,802, respectively, based on the value of these awards as determined by the Company’s closing stock price on the vesting date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at March 31, 2020	201,983	$20.06
Granted	251,801	$16.48
Vested	(94,320)	$21.32
Forfeited	(4,980)	$17.65
Non-vested at March 31, 2021	354,484	$17.22

As of March 31, 2021, there was $3,637,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 1.6 years.

19. Share Repurchase Program

The Company’s board of directors approved a stock repurchase program of up to $37,000,000 of its common stock. During the years ended March 31, 2021 and 2019, the Company repurchased 54,960 and 163,815 shares of its common stock, respectively, for $1,139,000 and $4,062,000, respectively. During the year ended March 31, 2020 the Company did not repurchase any shares of its common stock. As of March 31, 2021, $16,831,000 was utilized and $20,169,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in the Company’s Credit Facility. The Company retired the 730,521 shares repurchased under this program through March 31, 2021. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

20. Subsequent Event

Credit Facility

On May 28, 2021, the Company entered into a third amendment to the Amended Credit Facility (the “Third Amendment”). The Third Amendment, among other things, (i) extends the maturity date to May 28, 2026 from June 5, 2023, (ii) modifies the fixed charge coverage ratio financial covenant, and (iii) modifies the definition of “Consolidated EBITDA”. The modifications to the financial covenants were effective as of March 31, 2021.

21. Unaudited Quarterly Financial Data

The following summarizes selected quarterly financial data for the year ended March 31, 2021:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$95,356,000	$154,730,000	$122,568,000	$168,128,000
Cost of goods sold	81,969,000	115,004,000	98,327,000	136,021,000
Gross profit	13,387,000	39,726,000	24,241,000	32,107,000
Operating expenses:
General and administrative	11,687,000	12,518,000	14,005,000	15,637,000
Sales and marketing	4,200,000	4,326,000	4,698,000	4,800,000
Research and development	1,942,000	1,972,000	2,100,000	2,549,000
Foreign exchange impact of lease liabilities and forward contracts	(4,817,000)	(3,985,000)	(12,455,000)	3,651,000
Total operating expenses	13,012,000	14,831,000	8,348,000	26,637,000
Operating income	375,000	24,895,000	15,893,000	5,470,000
Other expense:
Interest expense, net	4,409,000	3,614,000	4,051,000	3,696,000
Income (loss) before income tax expense (benefit)	(4,034,000)	21,281,000	11,842,000	1,774,000
Income tax expense (benefit)	(1,022,000)	6,097,000	3,373,000	939,000
Net income (loss)	$(3,012,000)	$15,184,000	$8,469,000	$835,000

Basic net income (loss) per share	$(0.16)	$0.80	$0.44	$0.04
Diluted net income (loss) per share	$(0.16)	$0.78	$0.44	$0.04

The following summarizes selected quarterly financial data for the year ended March 31, 2020:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$109,148,000	$150,374,000	$125,574,000	$150,735,000
Cost of goods sold	91,565,000	113,801,000	97,913,000	114,152,000
Gross profit	17,583,000	36,573,000	27,661,000	36,583,000
Operating expenses:
General and administrative	12,537,000	12,483,000	14,390,000	13,814,000
Sales and marketing	4,919,000	5,448,000	5,623,000	5,047,000
Research and development	2,372,000	2,148,000	2,174,000	2,506,000
Foreign exchange impact of lease liabilities and forward contracts	(537,000)	1,802,000	(3,772,000)	20,708,000
Total operating expenses	19,291,000	21,881,000	18,415,000	42,075,000
Operating income	(1,708,000)	14,692,000	9,246,000	(5,492,000)
Other expense:
Interest expense, net	6,173,000	6,523,000	6,879,000	5,464,000
Income (loss) before income tax expense (benefit)	(7,881,000)	8,169,000	2,367,000	(10,956,000)
Income tax expense (benefit)	(1,730,000)	1,980,000	1,502,000	(2,763,000)
Net income (loss)	$(6,151,000)	$6,189,000	$865,000	$(8,193,000)

Basic net income (loss) per share	$(0.33)	$0.33	$0.05	$(0.43)
Diluted net income (loss) per share	$(0.33)	$0.32	$0.04	$(0.43)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K.

Schedule II — Valuation and Qualifying Accounts

Accounts Receivable — Allowance for credit losses

Years Ended March 31,	Description	Balance at beginning of year	Charge to (recovery of) bad debts expense	Acquisition		Amounts written off	Balance at end of year
2021	Allowance for credit losses	$4,252,000	$(1,000)	$-		$3,903,000	$348,000
2020	Allowance for credit losses	$4,100,000	$610,000	$-		$458,000	$4,252,000
2019	Allowance for credit losses	$4,142,000	$224,000	$63,000	(1)	$329,000	$4,100,000

(1)	Allowance for credit losses established in the opening balance sheet in connection with the Company’s January 2019 acquisition.

Accounts Receivable — Allowance for customer-payment discrepancies

Years Ended March 31,	Description	Balance at beginning of year	Charge to discrepancies expense	Acquisition	Amounts Processed	Balance at end of year
2021	Allowance for customer-payment discrepancies	$1,040,000	$694,000	$-	$982,000	$752,000
2020	Allowance for customer-payment discrepancies	$854,000	$1,626,000	$-	$1,440,000	$1,040,000
2019	Allowance for customer-payment discrepancies	$1,110,000	$731,000	$-	$987,000	$854,000

Inventory — Allowance for excess and obsolete inventory

Years Ended March 31,	Description	Balance at beginning of year	Provision for excess and obsolete inventory	Acquisition	Amounts written off	Balance at end of year
2021	0Allowance for excess and obsolete inventory	$13,208,000	$12,803,000	$-	$12,765,000	$13,246,000
2020	Allowance for excess and obsolete inventory	$11,899,000	$13,372,000	$-	$12,063,000	$13,208,000
2019	Allowance for excess and obsolete inventory	$6,682,000	$11,153,000	$-	$5,936,000	$11,899,000

S-1