Form 10-Q
period 2021-12-31
MOTORCAR PARTS AMERICA INC
filed 2022-02-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021

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

There were 19,101,751 shares of Common Stock outstanding at February 2, 2022.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2021	March 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$7,769,000	$15,523,000
Short-term investments	2,212,000	1,652,000
Accounts receivable — net	57,691,000	63,122,000
Inventory	358,738,000	302,913,000
Contract assets	26,609,000	26,940,000
Prepaid expenses and other current assets	11,743,000	12,706,000
Total current assets	464,762,000	422,856,000
Plant and equipment — net	50,636,000	53,854,000
Operating lease assets	82,029,000	71,513,000
Long-term deferred income taxes	20,255,000	19,381,000
Long-term contract assets	311,756,000	270,213,000
Goodwill and intangible assets — net	7,341,000	8,534,000
Other assets	1,501,000	1,531,000
TOTAL ASSETS	$938,280,000	$847,882,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$149,314,000	$152,735,000
Customer finished goods returns accrual	37,333,000	31,524,000
Contract liabilities	40,190,000	41,072,000
Revolving loan	113,000,000	84,000,000
Other current liabilities	6,708,000	6,683,000
Operating lease liabilities	6,444,000	6,439,000
Current portion of term loan	3,670,000	3,678,000
Total current liabilities	356,659,000	326,131,000
Term loan, less current portion	13,951,000	16,786,000
Long-term contract liabilities	165,599,000	125,223,000
Long-term deferred income taxes	75,000	73,000
Long-term operating lease liabilities	82,287,000	70,551,000
Other liabilities	6,589,000	7,973,000
Total liabilities	625,160,000	546,737,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $0.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $0.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $0.01 per share, 50,000,000 shares authorized; 19,100,298 and 19,045,386 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively	191,000	190,000
Additional paid-in capital	225,319,000	223,058,000
Retained earnings	93,276,000	85,593,000
Accumulated other comprehensive loss	(5,666,000)	(7,696,000)
Total shareholders’ equity	313,120,000	301,145,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$938,280,000	$847,882,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020

Net sales	$161,810,000	$122,568,000	$486,392,000	$372,654,000
Cost of goods sold	129,235,000	98,327,000	394,295,000	295,300,000
Gross profit	32,575,000	24,241,000	92,097,000	77,354,000
Operating expenses:
General and administrative	14,605,000	14,005,000	41,556,000	38,210,000
Sales and marketing	6,274,000	4,698,000	17,162,000	13,224,000
Research and development	2,635,000	2,100,000	7,631,000	6,014,000
Foreign exchange impact of lease liabilities and forward contracts	385,000	(12,455,000)	1,769,000	(21,257,000)
Total operating expenses	23,899,000	8,348,000	68,118,000	36,191,000
Operating income	8,676,000	15,893,000	23,979,000	41,163,000
Interest expense, net	3,949,000	4,051,000	11,510,000	12,074,000
Income before income tax expense	4,727,000	11,842,000	12,469,000	29,089,000
Income tax expense	1,588,000	3,373,000	4,786,000	8,448,000
Net income	$3,139,000	$8,469,000	$7,683,000	$20,641,000
Basic net income per share	$0.16	$0.44	$0.40	$1.09
Diluted net income per share	$0.16	$0.44	$0.39	$1.07
Weighted average number of shares outstanding:
Basic	19,184,339	19,053,232	19,124,824	19,016,302
Diluted	19,544,174	19,436,793	19,604,780	19,333,758

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020

Net income	$3,139,000	$8,469,000	$7,683,000	$20,641,000
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(414,000)	1,614,000	2,030,000	(90,000)
Total other comprehensive (loss) income, net of tax	(414,000)	1,614,000	2,030,000	(90,000)
Comprehensive income	$2,725,000	$10,083,000	$9,713,000	$20,551,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31, 2021	19,045,386	$190,000	$223,058,000	$85,593,000	$(7,696,000)	$301,145,000
Compensation recognized under employee stock plans	-	-	1,576,000	-	-	1,576,000
Exercise of stock options, net of shares withheld for employee taxes	19,837	-	354,000	-	-	354,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	35,869	1,000	(543,000)	-	-	(542,000)
Foreign currency translation	-	-	-	-	1,833,000	1,833,000
Net income	-	-	-	861,000	-	861,000
Balance at June 30, 2021	19,101,092	$191,000	$224,445,000	$86,454,000	$(5,863,000)	$305,227,000
Compensation recognized under employee stock plans	-	-	1,851,000	-	-	1,851,000
Exercise of stock options, net of shares withheld for employee taxes	7,860	-	78,000	-	-	78,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	63,803	1,000	(1,204,000)	-	-	(1,203,000)
Foreign currency translation	-	-	-	-	611,000	611,000
Net income	-	-	-	3,683,000	-	3,683,000
Balance at September 30, 2021	19,172,755	$192,000	$225,170,000	$90,137,000	$(5,252,000)	$310,247,000
Compensation recognized under employee stock plans	-	-	2,030,000	-	-	2,030,000
Exercise of stock options, net of shares withheld for employee taxes	1,846	-	32,000	-	-	32,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	32,183	-	-	-	-	-
Repurchase and cancellation of treasury stock, including fees	(106,486)	(1,000)	(1,913,000)	-	-	(1,914,000)
Foreign currency translation	-	-	-	-	(414,000)	(414,000)
Net income	-	-	-	3,139,000	-	3,139,000
Balance at December 31, 2021	19,100,298	$191,000	$225,319,000	$93,276,000	$(5,666,000)	$313,120,000

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31,2020	18,969,380	$190,000	$218,581,000	$64,117,000	$(7,368,000)	$275,520,000
Compensation recognized under employee stock plans	-	-	1,043,000	-	-	1,043,000
Exercise of stock options	3,000	-	20,000	-	-	20,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	29,953	-	(207,000)	-	-	(207,000)
Foreign currency translation	-	-	-	-	(1,263,000)	(1,263,000)
Net loss	-	-	-	(3,012,000)	-	(3,012,000)
Balance at June 30, 2020	19,002,333	$190,000	$219,437,000	$61,105,000	$(8,631,000)	$272,101,000
Compensation recognized under employee stock plans	-	-	1,218,000	-	-	1,218,000
Exercise of stock options	6,000	-	73,000	-	-	73,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	18,254	-	(140,000)	-	-	(140,000)
Foreign currency translation	-	-	-	-	(441,000)	(441,000)
Net income	-	-	-	15,184,000	-	15,184,000
Balance at September 30, 2020	19,026,587	$190,000	$220,588,000	$76,289,000	$(9,072,000)	$287,995,000
Compensation recognized under employee stock plans	-	-	1,498,000	-	-	1,498,000
Exercise of stock options	5,794	-	112,000	-	-	112,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	23,911	1,000	(5,000)	-	-	(4,000)
Foreign currency translation	-	-	-	-	1,614,000	1,614,000
Net income	-	-	-	8,469,000	-	8,469,000
Balance at December 31, 2020	19,056,292	$191,000	$222,193,000	$84,758,000	$(7,458,000)	$299,684,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$7,683,000	$20,641,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,591,000	8,090,000
Amortization of interest	1,189,000	1,059,000
Amortization of core premiums paid to customers	8,497,000	4,269,000
Amortization of finished goods premiums paid to customers	516,000	-
Noncash lease expense	5,533,000	5,239,000
Loss (gain) due to the change in the fair value of the contingent consideration	60,000	(45,000)
Foreign exchange impact of lease liabilities and forward contracts	1,769,000	(21,257,000)
Gain on short-term investments	(245,000)	(398,000)
Net provision for inventory reserves	9,293,000	8,937,000
Net provision for customer payment discrepancies and credit losses	1,690,000	242,000
Deferred income taxes	(877,000)	2,866,000
Share-based compensation expense	5,457,000	3,759,000
Loss on disposal of plant and equipment	33,000	9,000
Changes in operating assets and liabilities:
Accounts receivable	3,626,000	47,066,000
Inventory	(65,303,000)	(68,723,000)
Prepaid expenses and other current assets	187,000	982,000
Other assets	7,000	1,067,000
Accounts payable and accrued liabilities	(877,000)	46,198,000
Customer finished goods returns accrual	5,807,000	8,844,000
Contract assets, net	(50,225,000)	(18,126,000)
Contract liabilities, net	38,828,000	28,492,000
Operating lease liabilities	(4,219,000)	(4,710,000)
Other liabilities	(194,000)	(2,017,000)
Net cash (used in) provided by operating activities	(22,174,000)	72,484,000
Cash flows from investing activities:
Purchase of plant and equipment	(5,111,000)	(12,043,000)
Proceeds from sale of plant and equipment	-	7,000
Change in short-term investments	(315,000)	(259,000)
Net cash used in investing activities	(5,426,000)	(12,295,000)
Cash flows from financing activities:
Borrowings under revolving loan	62,000,000	-
Repayments of revolving loan	(33,000,000)	(93,000,000)
Repayments of term loan	(2,813,000)	(2,813,000)
Payments for debt issuance costs	(1,148,000)	-
Payments on finance lease obligations	(2,074,000)	(1,775,000)
Exercise of stock options	464,000	205,000
Cash used to net share settle equity awards	(1,745,000)	(351,000)
Repurchase of common stock, including fees	(1,914,000)	-
Net cash provided by (used in) financing activities	19,770,000	(97,734,000)
Effect of exchange rate changes on cash and cash equivalents	76,000	729,000
Net decrease in cash and cash equivalents	(7,754,000)	(36,816,000)
Cash and cash equivalents — Beginning of period	15,523,000	49,616,000
Cash and cash equivalents — End of period	$7,769,000	$12,800,000
Supplemental disclosures of cash flow information:
Cash paid for interest, net	$10,348,000	$11,222,000
Cash paid for income taxes, net of refunds	5,987,000	2,048,000
Cash paid for operating leases	7,969,000	8,087,000
Cash paid for finance leases	2,343,000	2,049,000
Plant and equipment acquired under finance leases	601,000	3,334,000
Assets acquired under operating leases	16,141,000	15,630,000
Non-cash capital expenditures	430,000	923,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2021
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

2. Basis of Presentation and New Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2021.

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

Accounts receivable — net is comprised of the following:

	December 31, 2021	March 31, 2021
Accounts receivable — trade	$71,124,000	$81,549,000
Allowance for credit losses	(292,000)	(348,000)
Customer payment discrepancies	(1,185,000)	(752,000)
Customer returns RGA issued	(11,956,000)	(17,327,000)
Total accounts receivable — net	$57,691,000	$63,122,000

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected. During the nine months ended December 31, 2020, the Company wrote off amounts previously fully reserved for in connection with the bankruptcy filing of one of its customers.

	Nine Months Ended December 31,
	2021	2020
Balance at beginning of period	$348,000	$4,252,000
Provision for expected credit losses	(17,000)	74,000
Recoveries	-	(100,000)
Amounts written off charged against the allowance	(39,000)	(3,898,000)
Balance at end of period	$292,000	$328,000

4. Inventory

Inventory is comprised of the following:

	December 31, 2021	March 31, 2021
Inventory
Raw materials	$159,001,000	$128,190,000
Work-in-process	8,048,000	5,233,000
Finished goods	191,040,000	168,184,000
	358,089,000	301,607,000
Less allowance for excess and obsolete inventory	(14,857,000)	(13,246,000)
Inventory — net	343,232,000	288,361,000
Inventory unreturned	15,506,000	14,552,000
Total inventory	$358,738,000	$302,913,000

5. Contract Assets

During the three months ended December 31, 2021 and 2020, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $846,000 and $1,304,000, respectively. During the nine months ended December 31, 2021 and 2020, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $3,517,000 and $3,580,000, respectively.

Contract assets are comprised of the following:

	December 31, 2021	March 31, 2021
Short-term contract assets
Cores expected to be returned by customers	$14,172,000	$17,657,000
Upfront payments to customers	540,000	684,000
Finished goods premiums paid to customers	613,000	405,000
Core premiums paid to customers	11,284,000	8,194,000
Total short-term contract assets	$26,609,000	$26,940,000

Remanufactured cores held at customers’ locations	$257,609,000	$229,918,000
Upfront payments to customers	231,000	486,000
Finished goods premiums paid to customers	2,926,000	2,731,000
Core premiums paid to customers	45,421,000	31,509,000
Long-term core inventory deposits	5,569,000	5,569,000
Total long-term contract assets	$311,756,000	$270,213,000

6. Significant Customer and Other Information

Significant Customer Concentrations

The largest customers accounted for the following percentage of net sales:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net sales
Customer A	38%	35%	38%	42%
Customer B	15%	26%	17%	24%
Customer C	29%	24%	30%	21%

The largest customers accounted for the following percentage of accounts receivable – trade:

	December 31, 2021	March 31, 2021
Accounts receivable - trade
Customer A	38%	50%
Customer B	21%	23%
Customer C	1%	-%

Geographic and Product Information

The Company’s products are sold predominantly in the U.S. and accounted for the following percentages of net sales:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Product line
Rotating electrical products	68%	72%	69%	76%
Wheel hub products	13%	14%	13%	14%
Brake related products	15%	12%	15%	9%
Other products	4%	2%	3%	1%
	100%	100%	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three and nine months ended December 31, 2021 and 2020.

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

In May 2021, the Company entered into a third amendment to the Credit Facility (the “Third Amendment”). The Third Amendment, among other things, (i) extended the maturity date to May 28, 2026 from June 5, 2023, (ii) modified the fixed charge coverage ratio financial covenant, and (iii) modified the definition of “Consolidated EBITDA”. The Company capitalized $1,148,000 of new debt issuance costs in connection with the Third Amendment.

The Term Loans require quarterly principal payments of $937,500. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Term Loans and Revolving Facility was 2.85% and 2.86% respectively, at December 31, 2021, and 2.62% at March 31, 2021.

The Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants at December 31, 2021.

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

The following summarizes information about the Term Loans:

	December 31, 2021	March 31, 2021
Principal amount of Term Loans	$17,812,000	$20,625,000
Unamortized financing fees	(191,000)	(161,000)
Net carrying amount of Term Loans	17,621,000	20,464,000
Less current portion of Term Loans	(3,670,000)	(3,678,000)
Long-term portion of Term Loans	$13,951,000	$16,786,000

Future repayments of the Term Loans are as follows:

Year Ending March 31,
2022 - remaining three months	$937,000
2023	3,750,000
2024	3,750,000
2025	3,750,000
2026	3,750,000
Thereafter	1,875,000
Total payments	$17,812,000

The Company had $113,000,000 and $84,000,000 outstanding under the Revolving Facility at December 31, 2021 and March 31, 2021, respectively. In addition, $6,409,000 was outstanding for letters of credit at December 31, 2021. At December 31, 2021, after certain contractual adjustments, $99,908,000 was available under the Revolving Facility.

8. Contract Liabilities

Contract liabilities are comprised of the following:

	December 31, 2021	March 31, 2021
Short-term contract liabilities
Customer core returns accruals	$13,089,000	$12,710,000
Customer allowances earned	18,461,000	16,513,000
Customer deposits	3,747,000	2,234,000
Finished goods liabilities	1,609,000	1,883,000
Core bank liability	1,622,000	1,585,000
Accrued core payment	1,662,000	6,147,000
Total short-term contract liabilities	$40,190,000	$41,072,000

Long-term contract liabilities
Customer core returns accruals	$146,837,000	$103,719,000
Customer allowances earned	109,000	313,000
Finished goods liabilities	1,972,000	2,678,000
Core bank liability	15,682,000	16,903,000
Accrued core payment	999,000	1,610,000
Total long-term contract liabilities	$165,599,000	$125,223,000

9. Leases

The Company leases various facilities in North America and Asia under operating leases expiring through August 2033. The Company has material nonfunctional currency leases that could have a material impact on the Company’s condensed consolidated statements of income. As required for other monetary liabilities, lessees remeasure foreign currency-denominated lease liabilities using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates and are not affected by subsequent changes in the exchange rates. In connection with the remeasurement of these leases, the Company recorded a loss of $985,000 and a gain of $8,638,000 during the three months ended December 31, 2021 and 2020, respectively, and gains of $64,000 and $12,241,000 during the nine months ended December 31, 2021 and 2020, respectively. These amounts are included in “foreign exchange impact of lease liabilities and forward contracts” in the condensed consolidated statements of income.

Balance sheet information for leases is as follows:

Leases	Classification	December 31, 2021	March 31, 2021
Assets:
Operating	Operating lease assets	$82,029,000	$71,513,000
Finance	Plant and equipment	7,745,000	8,852,000
Total leased assets		$89,774,000	$80,365,000

Liabilities:
Current
Operating	Operating lease liabilities	$6,444,000	$6,439,000
Finance	Other current liabilities	2,420,000	2,640,000
Long-term
Operating	Long-term operating lease liabilities	82,287,000	70,551,000
Finance	Other liabilities	3,741,000	4,995,000
Total lease liabilities		$94,892,000	$84,625,000

Lease cost recognized in the condensed consolidated statements of income is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Lease cost
Operating lease cost	$3,134,000	$2,962,000	$9,325,000	$8,522,000
Short-term lease cost	361,000	373,000	1,112,000	1,027,000
Variable lease cost	225,000	183,000	716,000	556,000
Finance lease cost:
Amortization of finance lease assets	515,000	458,000	1,579,000	1,299,000
Interest on finance lease liabilities	83,000	98,000	269,000	274,000
Total lease cost	$4,318,000	$4,074,000	$13,001,000	$11,678,000

Maturities of lease commitments at December 31, 2021 by fiscal year were as follows:

Maturity of lease liabilities	Operating Leases	Finance Leases	Total
2022 - remaining three months	$2,449,000	$714,000	$3,163,000
2023	11,460,000	2,490,000	13,950,000
2024	10,014,000	1,688,000	11,702,000
2025	10,078,000	1,194,000	11,272,000
2026	10,347,000	507,000	10,854,000
Thereafter	75,113,000	51,000	75,164,000
Total lease payments	119,461,000	6,644,000	126,105,000
Less amount representing interest	(30,730,000)	(483,000)	(31,213,000)
Present value of lease liabilities	$88,731,000	$6,161,000	$94,892,000

Other information about leases is as follows:

	December 31, 2021	March 31, 2021
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	3.0	3.4
Operating leases	10.6	11.1
Weighted-average discount rate:
Finance leases	5.2%	5.3%
Operating leases	5.7%	5.9%

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

The following is a summary of accounts receivable discount programs:

	Nine Months Ended December 31,
	2021	2020
Receivables discounted	$418,044,000	$367,102,000
Weighted average days	335	333
Annualized weighted average discount rate	1.7%	2.1%
Amount of discount recognized as interest expense	$6,798,000	$7,277,000

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

The following presents a reconciliation of basic and diluted net income per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net income	$3,139,000	$8,469,000	$7,683,000	$20,641,000
Basic shares	19,184,339	19,053,232	19,124,824	19,016,302
Effect of potentially dilutive securities	359,835	383,561	479,956	317,456
Diluted shares	19,544,174	19,436,793	19,604,780	19,333,758
Net income per share:
Basic net income per share	$0.16	$0.44	$0.40	$1.09
Diluted net income per share	$0.16	$0.44	$0.39	$1.07

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net income per share. For the three months ended December 31, 2021 and 2020, there were 1,130,694 and 1,319,937, respectively, of potential common shares not included in the calculation of diluted net income per share because their effect was anti-dilutive. For the nine months ended December 31, 2021 and 2020, there were 720,756 and 1,328,437, respectively, of potential common shares not included in the calculation of diluted net income per share because their effect was anti-dilutive.

12. Income Taxes

The Company recorded income tax expense of $1,588,000, or an effective tax rate of 33.6%, and $3,373,000, or an effective tax rate of 28.5%, for the three months ended December 31, 2021 and 2020, respectively. The Company recorded income tax expense of $4,786,000, or an effective tax rate of 38.4%, and $8,448,000, or an effective tax rate of 29.0%, for the nine months ended December 31, 2021 and 2020, respectively. Effective tax rates are based on current projections and any changes in future periods could result in an effective tax rate that is materially different from the current estimate. The effective tax rates for the three and nine months ended December 31, 2021, were primarily impacted by (i) non-deductible executive compensation under Internal Revenue Code Section 162(m), (ii) foreign income taxed at rates that are different from the federal statutory rate,  and (iii) specific jurisdictions that the Company does not expect to recognize benefit of losses.

The Company and its subsidiaries file income tax returns in the U.S. federal, various state, and foreign jurisdictions with varying statutes of limitations. At December 31, 2021, the Company is not under examination in any jurisdiction, and remain subject to examination from the years ended March 31, 2017. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $44,815,000 and $41,819,000 at December 31, 2021 and March 31, 2021, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are included in “foreign exchange impact of lease liabilities and forward contracts” in the condensed consolidated statements of income.

The following shows the effect of derivative instruments on the condensed consolidated statements of income:

	Gain (Loss) Recognized as Foreign Exchange Impact of Lease Liabilities and Forward Contracts
Derivatives Not Designated as	Three Months Ended December 31,		Nine Months Ended December 31,
Hedging Instruments	2021	2020	2021	2020
Forward foreign currency exchange contracts	$600,000	$3,817,000	$(1,833,000)	$9,016,000

The fair value of the forward foreign currency exchange contracts of $404,000 is included in other current liabilities in the condensed consolidated balance sheet at December 31, 2021. The fair value of the forward foreign currency exchange contracts of $1,429,000 is included in prepaid and other current assets in the condensed consolidated balance sheet at March 31, 2021. The changes in the fair values of forward foreign currency exchange contracts are included in “foreign exchange impact of lease liabilities and forward contracts” in the condensed consolidated statements of cash flows for the nine months ended December 31, 2021 and 2020.

14. Fair Value Measurements

The following summarizes financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	December 31, 2021				March 31, 2021
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$2,212,000	$2,212,000	$-	$-	$1,652,000	$1,652,000	$-	$-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	-	-	-	-	1,429,000	-	1,429,000	-

Liabilities
Accrued liabilities
Short-term contingent consideration	970,000	-	-	970,000	910,000	-	-	910,000
Other current liabilities
Deferred compensation	2,212,000	2,212,000	-	-	1,652,000	1,652,000	-	-
Forward foreign currency exchange contracts	404,000	-	404,000	-	-	-	-	-

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

Contingent Consideration

In December 2018, the Company completed the acquisition of certain assets and assumption of certain liabilities from Mechanical Power Conversion, LLC (“E&M”). In connection with this acquisition, the Company was contingently obligated to make additional payments to the former owners of E&M up to an aggregate of $5,200,000 over a three-year period. The third and final payment of the contingent consideration obligation of $970,000 will be made in the fourth fiscal quarter ending March 31, 2022, as settlement of this obligation. This obligation is recorded in accounts payable and accrued liabilities in the Company’s condensed consolidated balance sheets at December 31, 2021.

The following table summarizes the activity for financial assets and liabilities utilizing Level 3 fair value measurements:

	Three Months Ended December 31,		Nine Months Ended December 31,
Contingent Consideration	2021	2020	2021	2020
Beginning balance	$980,000	$2,588,000	$910,000	$2,653,000
Changes in revaluations of contingent consideration included in earnings	(10,000)	20,000	60,000	(45,000)
Ending balance	$970,000	$2,608,000	$970,000	$2,608,000

During the three and nine months ended December 31, 2021, the Company had no other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

15. Share-based Payments

Stock Options

During the nine months ended December 31, 2021, no options to purchase shares of the Company’s common stock were granted. The Company granted options to purchase 345,423 shares of common stock during the nine months ended December 31, 2020.

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2021	1,744,885	$17.51
Granted	-	$-
Exercised	(30,976)	$16.10
Forfeited	(5,984)	$19.81
Outstanding at December 31, 2021	1,707,925	$17.52

At December 31, 2021, options to purchase 317,309 shares of common stock were unvested at a weighted average exercise price of $16.53.

At December 31, 2021, there was $1,440,000 of total unrecognized compensation expense related to unvested stock option awards. Compensation expense related to unvested stock option awards will be recognized over the weighted average remaining vesting period of approximately 1.2 years.

Restricted Stock Units and Restricted Stock (collectively “RSUs”)

During the nine months ended December 31, 2021 and 2020, the Company granted 263,703 and 251,801 shares of RSUs, respectively, based on the closing market price on the grant date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2021	354,484	$17.22
Granted	263,703	$21.90
Vested	(216,617)	$17.78
Forfeited	(1,832)	$20.15
Outstanding at December 31, 2021	399,738	$19.98

At December 31, 2021, there was $5,402,000 of unrecognized compensation expense related to these awards, which will be recognized over the weighted average remaining vesting period of approximately 1.6 years.

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

The following table summarizes the assumptions used in determining the fair value of the TSR awards:

Nine Months Ended December 31,
2021
Risk free interest rate	0.47%
Expected life in years	3
Expected volatility of MPA common stock	53.70%
Expected average volatility of peer companies	59.30%
Average correlation coefficient of peer companies	26.70%
Expected dividend yield	-
Grant date fair value	$26.89

The following is a summary of non-vested PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2021	-	$-
Granted	84,593	$23.19
Vested	-	$-
Forfeited	-	$-
Outstanding at December 31, 2021	84,593	$23.19

At December 31, 2021, there was $1,609,000 of unrecognized compensation expense related to these awards, which will be recognized over the weighted average remaining vesting period of approximately 2.5 years.

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

The following summarizes the changes in the warranty return accrual:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Balance at beginning of period	$20,875,000	$22,499,000	$21,093,000	$18,300,000
Charged to expense	30,282,000	26,194,000	88,380,000	80,155,000
Amounts processed	(32,425,000)	(31,540,000)	(90,741,000)	(81,302,000)
Balance at end of period	$18,732,000	$17,153,000	$18,732,000	$17,153,000

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

17. Share Repurchases

In August 2018, the Company’s board of directors approved an increase in its share repurchase program from $20,000,000 to $37,000,000 of its common stock. During the three and nine months ended December 31, 2021, the Company repurchased 106,486 shares of its common stock for $1,914,000. During the three and nine months ended December 31, 2020, the Company did not repurchase any shares of its common stock. As of December 31, 2021, $18,745,000 was utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in the Company’s Credit Facility. The Company retired the 837,007 shares repurchased under this program through December 31, 2021. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

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

Management Overview

We have a multi-pronged platform for growth within the automotive aftermarket for non-discretionary replacement hard parts and test solutions. In addition, we offer diagnostic equipment applications focused on the fast evolving electric mobility markets. Our investments in infrastructure and human resources during the past few years reflects the significant expansion of manufacturing capacity to support multiple product lines and continues to be transformative and scalable. These investments included (i) the opening of a 410,000 square foot distribution center, (ii) two buildings totaling 372,000 square feet for remanufacturing and core sorting of brake calipers, and (iii) the realignment of production at our initial 312,000 square foot facility in Mexico.

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

We continue to experience disruptions with worldwide supply chain and logistics services. We are unable to predict accurately the ultimate long-term impact that COVID-19 will have on our business and financial condition. While the near-term outlook appears positive, any additional government shutdowns or the emergence and spread of new variants of the virus, including the Delta or Omicron variant, the likelihood of a resurgence of positive cases, the development, availability and public acceptance of effective treatments and vaccines, the speed at which such vaccines are administered, the efficacy of current vaccines against evolving strains or variants of the virus, could negatively impact our business and financial condition.

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

We continue to incur costs as a result of COVID-19, including employee costs, such as expanded benefits and frontline incentives, and other operating costs associated with the provision of personal protective equipment, which have negatively impacted our profitability. These expanded benefits, supply costs and other COVID-19 related costs resulted in total expense, included in cost of goods sold and operating expenses in the condensed consolidated statements of income, of $764,000 and $1,610,000 during the three months ended December 31, 2021 and 2020, respectively, and $2,573,000 and $5,953,000 during the nine months ended December 31, 2021 and 2020, respectively. Our Asian subsidiaries received $0 and $24,000 from their local assistance programs during the three months ended December 31, 2021 and 2020, respectively, and $71,000 and $161,000 during the nine months ended December 31, 2021 and 2020, respectively. We received payments from the Canadian Government under the Canadian Emergency Wage Subsidy program of $281,000 and $1,130,000 during the three and nine months ended December 31, 2020, respectively. These payments are recorded as a reduction of cost of goods sold and operating expenses in the condensed consolidated statements of income.

Results of Operations for the Three Months Ended December 31, 2021 and 2020

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Three Months Ended December 31,
	2021	2020
Cash flow provided by operations	$2,165,000	$33,154,000
Finished goods turnover (annualized) (1)	4.0	4.0

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. Annualized finished goods turnover for the three months ended December 31, 2020 has been updated to conform to the current year presentation for non-core finished goods turnover. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended December 31,
	2021	2020
Net sales	$161,810,000	$122,568,000
Cost of goods sold	129,235,000	98,327,000
Gross profit	32,575,000	24,241,000
Gross profit percentage	20.1%	19.8%

Net Sales. Our net sales for the three months ended December 31, 2021 were $161,810,000, which represents an increase of $39,242,000, or 32.0%, from the three months ended December 31, 2020 of $122,568,000. While our net sales for the quarter increased across all product lines due to strong demand for our products, we experienced a number of challenges related to the global COVID-19 pandemic, including disruptions with worldwide supply chain and logistics services during both periods.

Gross Profit. Our gross profit was $32,575,000, or 20.1% of net sales, for the three months ended December 31, 2021 compared with $24,241,000, or 19.8% of net sales, for the three months ended December 31, 2020. The increase in our gross profit was primarily due to: (i) growth initiatives in connection with the expansion of our new product lines, in addition to the transition costs incurred in the prior year as discussed below and (ii) inflationary costs related to the global pandemic, including disruptions with worldwide supply chain, logistics services, and related higher freight costs. During the three months ended December 31, 2021 and 2020, higher freight costs, net of certain price increases that went into effect during the current year quarter, impacted gross profit by approximately $1,338,000 and $323,000, respectively.  During the three months ended December 31, 2021, we also incurred additional expenses of $3,006,000 due to COVID-19 related costs for disruptions in the supply chain, increased salaries associated with COVID-19 vulnerable employee pay, and personal protective equipment. During the three months ended December 31, 2020, we incurred additional expenses of $1,052,000 due to increased salaries associated with COVID-19 bonuses, vulnerable employee pay, and personal protective equipment in connection with the COVID-19 pandemic.

Our gross profit for the three months ended December 31, 2021 and 2020 was also impacted by amortization of core and finished good premiums paid to customers related to new business of $3,146,000 and $1,528,000, respectively.  During the three months ended December 31, 2020, gross profit was impacted by $4,217,000 associated with transition and ramp-up expenses in connection with the expansion of our brake-related operations in Mexico.

In addition, gross profit was impacted by (i) non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, which resulted in a write-down of $846,000 for the three months ended December 31, 2021 compared with  $1,304,000 for the three months ended December 31, 2020, and (ii) a $688,000 benefit for revised tariff costs recorded during the three months ended December 31, 2020.

Operating Expenses

The following summarizes operating expenses:

	Three Months Ended December 31,
	2021	2020
General and administrative	$14,605,000	$14,005,000
Sales and marketing	6,274,000	4,698,000
Research and development	2,635,000	2,100,000
Foreign exchange impact of lease liabilities and forward contracts	385,000	(12,455,000)

Percent of net sales

General and administrative	9.0%	11.4%
Sales and marketing	3.9%	3.8%
Research and development	1.6%	1.7%
Foreign exchange impact of lease liabilities and forward contracts	0.2%	(10.2)%

General and Administrative. Our general and administrative expenses for the three months ended December 31, 2021 were $14,605,000, which represents an increase of $600,000, or 4.3%, from the three months ended December 31, 2020 of $14,005,000. The increase in general and administrative expense was primarily due to (i) $532,000 of increased share-based compensation due to equity grants made to employees in fiscal 2022, (ii) $486,000 of decreased gain resulting from foreign currency transactions, and (iii) $303,000 of increased professional services. These increases were partially offset by $933,000 of decreased costs at our offshore locations resulting from our expansion in Mexico and other COVID-19 related costs, such as supply costs and expanded benefits to employees in the prior year.

Sales and Marketing. Our sales and marketing expenses for the three months ended December 31, 2021 were $6,274,000, which represents an increase of $1,576,000, or 33.5%, from the three months ended December 31, 2020 of $4,698,000. These increases in sales and marketing expense during the three months ended December 31, 2021 were primarily due to (i) $501,000 of increased commissions due to higher sales, (ii) $399,000 of increased marketing in connection with new business and advertising expense, (iii) $223,000 of increased employee-related expenses, primarily due to increased headcount, (iv) $192,000 of increased trade shows expense as normal business operations resume, and (v) $160,000 of increased travel as normal business operations resume.

Research and Development. Our research and development expenses for the three months ended December 31, 2021 were $2,635,000, which represents an increase of $535,000, or 25.5%, from the three months ended December 31, 2020 of $2,100,000. These increases in research and development expenses during the three months ended December 31, 2021 were primarily due to (i) $323,000 of increased employee-related expenses, primarily due to increased headcount for our diagnostic business and (ii) $115,000 of increased samples for our core library and other research and development supplies.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts for the three months ended December 31, 2021 was a non-cash loss of $385,000, which represents an increase in expense of $12,840,000, or 103.1%, from the non-cash gain for three months ended December 31, 2020 of $12,455,000. This increase was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities, which resulted in a non-cash loss of $985,000 compared with a non-cash gain of $8,638,000 for the three months ended December 31, 2021 and 2020, respectively, due to fluctuations in the foreign exchange rates and (ii) the forward foreign currency exchange contracts, which resulted in non-cash gains of $600,000 and $3,817,000 for the three months ended December 31, 2021 and 2020, respectively, due to the changes in their fair values.

Interest Expense

Interest Expense, net. Our interest expense for the three months ended December 31, 2021 was $3,949,000, which represents a decrease of $102,000, or 2.5%, from interest expense for the three months ended December 31, 2020 of $4,051,000. This decrease was primarily due to lower interest rates on our accounts receivable discount programs.

Provision for Income Taxes

Income Tax. We recorded income tax expense of $1,588,000, or an effective tax rate of 33.6%, and $3,373,000, or an effective tax rate of 28.5%, for the three months ended December 31, 2021 and 2020, respectively. Effective tax rates are based on current projections and any changes in future periods could result in an effective tax rate that is materially different from the current estimate. The effective tax rate for the three months ended December 31, 2021 was primarily impacted by (i) non-deductible executive compensation under Internal Revenue Code Section 162(m) and (ii) foreign income taxed at rates that are different from the federal statutory rate.

Results of Operations for the Nine Months Ended December 31, 2021 and 2020

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Nine Months Ended December 31,
	2021	2020
Cash flow (used in) provided by operations	$(22,174,000)	$72,484,000
Finished goods turnover (annualized) (1)	4.2	3.8

(1)
Annualized finished goods turnover for the fiscal period is calculated by multiplying cost of goods sold for the period by 1.33 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal period. Annualized finished goods turnover for the nine months ended December 31, 2020 has been updated to conform to the current year presentation for non-core finished goods turnover. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Nine Months Ended December 31,
	2021	2020
Net sales	$486,392,000	$372,654,000
Cost of goods sold	394,295,000	295,300,000
Gross profit	92,097,000	77,354,000
Gross profit percentage	18.9%	20.8%

Net Sales. Our net sales for the nine months ended December 31, 2021 were $486,392,000, which represents an increase of $113,738,000, or 30.5%, from the nine months ended December 31, 2020 of $372,654,000. While our net sales increased across all product lines due to strong demand for our products, we continued to experience a number of challenges related to the global COVID-19 pandemic, including disruptions with worldwide supply chain and logistics services during both periods. Net sales for the nine months ended December 31, 2021 and 2020 include $13,327,000 and $12,779,000, respectively, in core revenue due to a realignment of inventory at certain customer distribution centers. We expect this realignment will benefit our future sales as product mix changes.

Gross Profit. Our gross profit was $92,097,000, or 18.9% of net sales, for the nine months ended December 31, 2021 compared with $77,354,000, or 20.8% of net sales, for the nine months ended December 31, 2020. The decrease in our gross profit was primarily due to: (i) growth initiatives in connection with the expansion of our new product lines, in addition to the transition costs discussed below and (ii) inflationary costs related to the global pandemic, including disruptions with worldwide supply chain, logistics services, and related higher freight costs. During the nine months ended December 31, 2021 and 2020, higher freight costs, net of certain price increases that went into effect during the current year period, impacted gross profit by approximately $7,413,000, and $323,000, respectively.  During the nine months ended December 31, 2021, we also incurred additional expenses of $7,144,000 due to COVID-19 related costs for disruptions in the supply chain, increased salaries associated with COVID-19 vulnerable employee pay, and personal protective equipment. During the nine months ended December 31, 2020, we incurred additional expenses of $4,425,000 due to increased salaries associated with COVID-19 bonuses, vulnerable employee pay, and personal protective equipment in connection with the COVID-19 pandemic.

Our gross profit for the nine months ended December 31, 2021 and 2020 was also impacted by (i) transition expenses in connection with the expansion of our brake-related operations in Mexico of $2,744,000 and $11,572,000, respectively, and (ii) amortization of core and finished goods premiums paid to customers related to new business of $9,013,000 and $4,269,000, respectively.

In addition, gross profit was impacted by (i) non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value and gain due to realignment of inventory at customer distribution centers, which resulted in a net gains of $1,229,000 and $811,000 for the nine months ended December 31, 2021 and 2020, respectively, (ii) customer allowances and return accruals related to new business of $307,000 recorded during the nine months ended December 31, 2020, and (iii) a $3,535,000 benefit for revised tariff costs recorded during the nine months ended December 31, 2020.

Operating Expenses

The following summarizes operating expenses:

	Nine Months Ended December 31,
	2021	2020

General and administrative	$41,556,000	$38,210,000
Sales and marketing	17,162,000	13,224,000
Research and development	7,631,000	6,014,000
Foreign exchange impact of lease liabilities and forward contracts	1,769,000	(21,257,000)

Percent of net sales

General and administrative	8.5%	10.3%
Sales and marketing	3.5%	3.5%
Research and development	1.6%	1.6%
Foreign exchange impact of lease liabilities and forward contracts	0.4%	(5.7)%

General and Administrative. Our general and administrative expenses for the nine months ended December 31, 2021 were $41,556,000, which represents an increase of $3,346,000, or 8.8%, from the nine months ended December 31, 2020 of $38,210,000, however, general and administrative expenses as a percentage of net sales decreased to 8.5% for the nine months ended December 31, 2021 from 10.3% for the prior year. The increase in general and administrative expense was primarily due to (i) $1,698,000 of increased share-based compensation due to equity grants made to employees in fiscal 2022, (ii) $1,323,000 of increased employee-related expenses, primarily due to the reinstatement of salary reductions in the prior year in response to the COVID-19 pandemic, (iii) $878,000 of decreased gain resulting from foreign currency transactions, and (iv) $454,000 of increased costs at our offshore locations. These increases in general and administrative expenses were partially offset by $1,662,000 of decreased professional services.

Sales and Marketing. Our sales and marketing expenses for the nine months ended December 31, 2021 were $17,162,000, which represents an increase of $3,938,000, or 29.8%, from the nine months ended December 31, 2020 of $13,224,000. This increase in sales and marketing expense during the nine months ended December 31, 2021 was primarily due to (i) $1,132,000 of increased commissions due to higher sales, (ii) $1,063,000 of increased marketing in connection with new business and advertising expense, (iii)  $971,000 of increased employee-related expenses, primarily due to the reinstatement of salary reductions in the prior year in response to the COVID-19 pandemic and increased headcount in the current year, (iv) $382,000 of increased travel as normal business operations resume, and (v) $193,000 of increased trade shows expense as normal business operations resume.

Research and Development. Our research and development expenses for the nine months ended December 31, 2021 were $7,631,000, which represents an increase of $1,617,000, or 26.9%, from the nine months ended December 31, 2020 of $6,014,000. This increase in research and development expenses during the nine months ended December 31, 2021 was primarily due to (i) $1,104,000 of increased employee-related expenses, primarily due to the reinstatement of salary reductions in the prior year in response to the COVID-19 pandemic and increased headcount during the current year, (ii) $300,000 of increased samples for our core library and other research and development supplies, and (iii) $159,000 of increased outside services.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts for the nine months ended December 31, 2021 was a non-cash loss of $1,769,000, which represents an increase in expense of $23,026,000, or 108.3%, from the non-cash gain for nine months ended December 31, 2020 of $21,257,000. This increase was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities which resulted in non-cash gains of $64,000 compared with $12,241,000 for the nine months ended December 31, 2021 and 2020, respectively, due to movements in foreign exchange rates and (ii) the forward foreign currency exchange contracts which resulted in a non-cash loss of $1,833,000 compared with a non-cash gain of $9,016,000 for the nine months ended December 31, 2021 and 2020, respectively, due to the changes in their fair values.

Interest Expense

Interest Expense, net. Our interest expense, net, for the nine months ended December 31, 2021 was $11,510,000, which represents a decrease of $564,000, or 4.7%, from the nine months ended December 31, 2020 of $12,074,000. The decrease in interest expense was primarily due to lower interest rates on both our accounts receivable discount programs and credit facility.

Provision for Income Taxes

Income Tax. We recorded income tax expense of $4,786,000, or an effective tax rate of 38.4%, and $8,448,000, or an effective tax rate of 29.0%, for the nine months ended December 31, 2021 and 2020, respectively. Effective tax rates are based on current projections and any changes in future periods could result in an effective tax rate that is materially different from the current estimate. The effective tax rate for the nine months ended December 31, 2021 was primarily impacted by (i) non-deductible executive compensation under Internal Revenue Code Section 162(m), (ii) foreign income taxed at rates that are different from the federal statutory rate, and (iii) specific jurisdictions that we do not expect to recognize the benefit of losses.

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $108,103,000 compared with $96,725,000, a ratio of current assets to current liabilities of 1.3:1.0, at December 31, 2021 and March 31, 2021, respectively. The increase in working capital was due primarily to the buildup of our inventory to meet anticipated future demand.

We generated cash during the nine months ended December 31, 2021 from the use of our receivable discount programs and credit facility. As we manage through the impacts of the COVID-19 pandemic, we have access to our existing cash, as well as our available credit facilities to meet short-term liquidity needs. We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, and lease and capital expenditure obligations over the next 12 months.

Share Repurchase Program

In August 2018, our board of directors approved an increase in our share repurchase program from $20,000,000 to $37,000,000 of our common stock. As of December 31, 2021, $18,745,000 was utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our credit facility. We retired the 837,007 shares repurchased under this program through December 31, 2021. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Cash Flows

The following summarizes cash flows as reflected in the condensed consolidated statements of cash flows:

	Nine Months Ended December 31,
	2021	2020
Cash flows (used in) provided by:
Operating activities	$(22,174,000)	$72,484,000
Investing activities	(5,426,000)	(12,295,000)
Financing activities	19,770,000	(97,734,000)
Effect of exchange rates on cash and cash equivalents	76,000	729,000
Net decrease in cash and cash equivalents	$(7,754,000)	$(36,816,000)
Additional selected cash flow data:
Depreciation and amortization	$9,591,000	$8,090,000
Capital expenditures	5,111,000	12,043,000

Net cash used in operating activities was $22,174,000 during the nine months ended December 31, 2021 compared with net cash provided by operating activities of $72,484,000 during the nine months ended December 31, 2020. The significant change in our operating activities was due primarily to (i) our continued investments in inventory to support anticipated future demand for our products, (ii) the timing of supplier payments compared with the prior year, and (iii) an increase in our contract assets and contract liabilities resulting from higher sales. These decreases were partially offset by increased operating results (net income plus the net add-back for non-cash transactions in earnings).

Net cash used in investing activities was $5,426,000 and $12,295,000 during the nine months ended December 31, 2021 and 2020, respectively. The significant change in our investing activities was due primarily to decreased capital expenditures in connection with the completion of our expansion of our brake-related operations in Mexico.

Net cash provided by financing activities was $19,770,000 during the nine months ended December 31, 2021 compared with net cash used in financing activities $97,734,000 during the nine months ended December 31, 2020. The significant change in our financing activities was due mainly to additional net borrowings under our credit facility during the nine months ended December 31, 2021 to support the investment in our inventory and growth initiatives compared with repayments under our credit facility during the nine months ended December 31, 2020. In addition, we repurchased 106,486 shares of our common stock for $1,914,000 during the nine months ended December 31, 2021 compared with no share repurchases during the nine months ended December 31, 2020.

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

In May 2021, we entered into a third amendment to the Credit Facility (the “Third Amendment”). The Third Amendment, among other things, (i) extended the maturity date to May 28, 2026 from June 5, 2023, (ii) modified the fixed charge coverage ratio financial covenant, and (iii) modified the definition of “Consolidated EBITDA”. We capitalized $1,148,000 of new debt issuance costs in connection with the Third Amendment.

The Term Loans require quarterly principal payments of $937,500. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on our Term Loans and Revolving Facility was 2.85% and 2.86%, respectively, at December 31, 2021, and 2.62% at March 31, 2021.

The Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of December 31, 2021.

The following summarizes the financial covenants required under the Credit Facility:

	Financial covenants required under the Credit Facility	Calculation as of December 31, 2021
Maximum senior leverage ratio	3.00	1.72
Minimum fixed charge coverage ratio	1.10	1.52

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

We had $113,000,000 and $84,000,000 outstanding under the Revolving Facility at December 31, 2021 and March 31, 2021, respectively. In addition, $6,409,000 was outstanding for letters of credit at December 31, 2021. At December 31, 2021, after certain contractual adjustments, $99,908,000 was available under the Revolving Facility.

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

The following is a summary of the receivable discount programs:

	Nine Months Ended December 31,
	2021	2020
Receivables discounted	$418,044,000	$367,102,000
Weighted average days	335	333
Annualized weighted average discount rate	1.7%	2.1%
Amount of discount recognized as interest expense	$6,798,000	$7,277,000

Off-Balance Sheet Arrangements

At December 31, 2021, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our total capital expenditures, including finance leases and non-cash capital expenditures were $5,248,000 and $14,223,000 for the nine months ended December 31, 2021 and 2020, respectively. These capital expenditures primarily include the purchase of equipment for our current operations and the expansion of our operations in Mexico. We expect to incur approximately $4,500,000 of capital expenditures for new business initiatives, production equipment, and maintenance for the remainder of our fiscal year 2022. We have used and expect to continue using our working capital and other available capital resources to fund these capital expenditures.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer

Shares repurchased during the three months ended December 31, 2021 were as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

October 1 - October 31, 2021:
Open market and privately negotiated purchases	-	$-	-	$20,169,000
November 1 - November 30, 2021:
Open market and privately negotiated purchases	-	$-	-	20,169,000
December 1 - December 31, 2021:
Open market and privately negotiated purchases	106,486	$17.97	1,914,000	18,255,000

Total	106,486		1,914,000	$18,255,000

(1)
As of December 31, 2021, $18,745,000 was utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our Credit Facility. We retired the 837,007 shares repurchased under this program through December 31, 2021. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 17, 2014.

3.8	Amendment to the Amended and Restated By-Laws of Motorcar Parts of America, Inc., as adopted on June 9, 2016	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 14, 2016.

3.9	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 22, 2017.

3.10	Third Amendment to the Amended and Restated By-Laws of Motorcar Parts of America, Inc., as adopted on January 26, 2022	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 1, 2022.

4.1	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.2	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.3	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

Number	Description of Exhibit	Method of Filing

4.4	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.5	2014 Non-Employee Director Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.6	Third Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on November 20, 2017.

4.7	Fourth Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 24, 2020.

10.1	Amendment No. 5 to Employment Agreement, dated as of June 18, 2021, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 9, 2021.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document).

101.SCM	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC.

Dated: February 9, 2022	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: February 9, 2022	By:	/s/ Kamlesh Shah
Kamlesh Shah
Chief Accounting Officer