Form 10-K
period 2022-03-31
MOTORCAR PARTS AMERICA INC
filed 2022-06-14
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022

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

As of September 30, 2021, which was the last business day of the registrant’s most recently completed fiscal second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $368,703,000 based on the closing sale price as reported on the NASDAQ Global Select Market.

There were 19,118,651 shares of common stock outstanding as of June 7, 2022.

DOCUMENTS INCORPORATED BY REFERENCE:

In accordance with General Instruction G (3) of Form 10-K, the information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s Definitive Proxy Statement for the registrant’s next Annual Meeting of Stockholders filed within 120 days of March 31, 2022 or will be included in an amendment to this Form 10-K filed within 120 days of March 31, 2022.

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

This Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our future performance that involve risks and uncertainties. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about our strategic initiatives, operational plans and objectives, expectations for economic conditions and recovery and future business and financial performance, as well as statements regarding underlying assumptions related thereto. They include, among others, factors related to the timing and implementation of strategic initiatives, the highly competitive nature of our industry, demand for our products and services, complexities in our inventory and supply chain, challenges with transforming and growing our business and factors related to the current global COVID-19 pandemic. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason. Therefore, you should not place undue reliance on those statements. Please refer to “Item 1A. Risk Factors” included in this report and other filings made by us with the Securities and Exchange Commission (“SEC”) for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements.

PART I
Item 1.	Business

General

We are a leading supplier of automotive aftermarket non-discretionary replacement parts and test solutions and diagnostic equipment.

Consistent with our strategic vision statement to be “The Global Leader for Parts and Solutions that Move Our World Today and Tomorrow”, we have implemented a multi-pronged platform for growth in hard parts and test solutions and diagnostic equipment, which are discussed further in the sections below. We operate in the $130 billion market for non-discretionary automotive aftermarket replacement hard parts business in North America. Our current products in the hard parts business include a significant presence in the rotating electrical category (alternators and starters). In January 2019, we expanded our presence into the non-discretionary automotive aftermarket replacement parts for heavy-duty truck, industrial, marine and agricultural applications category with the acquisition of Dixie Electric, Ltd (“Dixie”), a privately held manufacturer and remanufacturer of alternators and starters, based in Ontario, Canada. This acquisition added an estimated $698 million market opportunity for heavy-duty rotating electrical to our existing rotating electrical business.

We have a scalable infrastructure, and our growth opportunities remain abundant. Our growth strategy relating to hard parts includes growing market share in all of our existing hard parts product lines with a significant focus on our expanding line of brake products.

Our premium non-discretionary automotive aftermarket replacement parts for light-duty applications are primarily sold to automotive retail chain stores and warehouse distributors throughout North America, and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The current population of light-duty vehicles in the U.S. is approximately 280 million, and the average age of these vehicles is approximately 12 years and is expected to continue to grow, in particular during recession years. The aged vehicle population provides favorable opportunities for sales of our products. Although miles driven can fluctuate for various reasons, including fuel prices, they have been generally increasing for several years prior to 2020. Demand for replacement parts generally increases with the age of vehicles and miles driven.

The automotive aftermarket is divided into two markets. The first is the do-it-yourself (“DIY”) market, which is generally serviced by the large retail chain outlets and on-line resellers. Consumers who purchase parts from the DIY market generally install parts into their vehicles themselves. In most cases, this is a less expensive alternative than having the repair performed by a professional installer. The second is the professional installer market, commonly known as the do-it-for-me (“DIFM”) market. Traditional warehouse distributors, dealer networks, and commercial divisions of retail chains service this market. Generally, the consumer in this market is a professional parts installer. Our products are distributed to both the DIY and DIFM markets. The distinction between these two markets has become less defined over the years, as retail outlets leverage their distribution strength and store locations to attract customers.

Our non-discretionary automotive aftermarket replacement parts for heavy-duty truck, industrial, marine, and agricultural applications, which have some overlap with the automotive aftermarket, are also sold via specialty distribution channels through OES, fleet, and auto electric outlets.

In addition to our hard parts business, our position within the test solutions and diagnostic equipment market is particularly promising. We are focused on expanding our test solutions and diagnostic equipment for performance, endurance, and production of multiple components in the electric power train – providing simulation, emulation, and production applications for the electrification of both automotive and aerospace industries, including electric vehicle charging systems. We have expanded our test solutions and diagnostic equipment applications for combustion engine vehicles, including bench top testers for alternators and starters, and offer test solutions and diagnostic equipment for the pre- and post-production of electric vehicles, as well as software emulation of power systems applications for the electrification of all forms of transportation, including automobiles, trucks and the emerging electrification of systems with the aerospace industry including electric vehicle charging systems.

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

Test Solutions and Diagnostic Equipment
Rotating Electrical

•
We provide industry-leading test solutions and diagnostic equipment to both original equipment manufacturers and the aftermarket. We are continuously upgrading our equipment to accommodate testing for the latest alternator and starter technology for both existing and new customers. These software and hardware upgrades are also available for existing products that the customer is using. In addition, we provide industry leading maintenance and service support for our test solutions and diagnostic equipment to provide a better end-user experience and value to our customers.

Electric Vehicle and Aerospace

•
Market and grow our new product lines on a global basis. We offer products and services that cater to automotive test solutions and diagnostic equipment for inverter and electric motors for both development and production. In addition, we provide power supply hardware and emulation software diagnostic products. Our strategy is to market these products on a global basis to original equipment manufacturers as well as suppliers to the original equipment manufacturers for development and production of electric vehicles and electric vehicle charging systems. We believe this is a rapidly emerging business, and see the opportunity for accelerating growth rates. In addition, we are well-positioned to supply test solutions and diagnostic equipment to the aerospace industry to support its shift to electric power driven control systems in airplanes.

Products

We carry approximately 37,000 stock keeping units (“SKUs”) to support automotive replacement parts and test solutions and diagnostic equipment. Our products are sold under our customers’ widely recognized private label brand names and our own brand names including Quality-Built®, Pure Energy™, D&V Electronics, Dixie Electric, DelStar®, and Select Power Source™.

Our products include: (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake-related products, which include brake calipers, brake boosters, brake rotors, brake pads, and brake master cylinders, and (iv) other products, which include (a) turbochargers and (b) test solutions and diagnostic equipment used for electric vehicle powertrain development and manufacturing including electric motor test systems, e-axle test systems, advanced power emulators, charging unit test systems, test systems for alternators and starters, belt starter generators, bench-top testers, and specialized test services for electric vehicle inverters.

Segment Reporting

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for segment reporting, we have identified our chief operating decision maker (“CODM”), reviewed the documents used by the CODM, and understand how such documents are used by the CODM to make financial and operating decisions. We have determined through this review process that our business comprises three separate operating segments. All of the operating segments meet all the aggregation criteria, and are aggregated.

Sales, Marketing and Distribution

We sell our products to the largest automotive chains, including Advance (inclusive of Carquest, Autopart International, and Worldpac), AutoZone, Genuine Parts (NAPA), and O’Reilly with an aggregate of approximately 25,000 retail outlets. In addition, our products are sold to OES customers, professional installers, and a diverse group of automotive warehouse distributors. We also sell test solutions and diagnostic equipment via direct and indirect sales channels, technical conferences, and trade shows to some of the world’s leading automotive companies, and to the aerospace/aviation sector. We also offer testing services at our technical center located in Detroit, Michigan. During fiscal 2022, we sold approximately 99% of our products in North America, with approximately 1% of our products sold in Asian and European countries.

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

Customers: Customer Concentration. While we continually seek to diversify our customer base, we currently derive, and have historically derived, a substantial portion of our sales from a small number of large customers. Sales to our three largest customers in the aggregate represented 85%, 87%, and 84%, and sales to our largest customer, AutoZone, represented 38%, 42%, and 38% of our net sales during fiscal 2022, 2021 and 2020, respectively. Any meaningful reduction in the level of sales to any of these customers, deterioration of the financial condition of any of these customers or the loss of any of these customers could have a materially adverse impact on our business, results of operations, and financial condition.

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

We believe our ability to educate also helps to distinguish us from many of our competitors. We have created an online library of video courses, aimed at supporting our customers as they seek to train the next generation of technicians. We also offer live and web-based training courses via our education center within our Torrance, California headquarters. We believe our ability to provide quality replacement automotive parts, rapid and reliable delivery capabilities as well as promotional support also distinguishes us from many of our competitors. In addition, favorable pricing, our core exchange programs, and extended payment terms are also very important competitive factors in customers’ purchase decisions.

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

Our facility in New York, U.S., manufactures test solutions and diagnostic equipment using purchased electronic and custom components that are primarily assembled at this facility. While some circuit card assemblies are handled by outside subcontractors, most of the assemblies are manufactured in-house along with the fabrication of electronic subassemblies. Quality control and testing is completed on these subassemblies prior to their final installation into the overall equipment rack that includes mechanical, electrical and thermal management operations. Final inspection and acceptance testing are performed to predefined procedures prior to the equipment being packaged in a crate for shipment.

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

We recycle materials, including metal from the Used Cores and corrugated packaging, in keeping with our focus as a remanufacturer to lessen our footprint on the environment.

Purchased Finished Goods. In addition to our remanufactured goods, we also purchase finished goods from various approved suppliers, including several located in Asia. We perform supplier qualification, product inspection and testing according to our IATF 16949 or ISO 9001:2015 certified quality systems to assure product quality levels. We also perform periodic site audits of our suppliers’ manufacturing facilities.

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

As of March 31, 2022, we employed approximately 5,800 people, with 400 people in the United States, 4,900 people in Mexico, 200 people Canada, and 300 people in Malaysia and China. Approximately 5,400 people are production employees. We have non-union and unionized facilities. Approximately 4,800 production employees are covered by a local union. We believe we have a strong relationship with the union that represents our employees.

Our facilities are located in labor markets with readily available access to skilled and unskilled workers. Our relationship and communication with our unionized and non-represented workforce is good.

Inclusion and Diversity. Our board is ethnically diverse and comprised of 10 independent directors, including three women. We believe an inclusive workforce is critical to our success, with an ongoing focus on the hiring, retention, and advancement of women and other underrepresented ethnic groups. The Company employs 37% women and 63% men globally. In the United States, 76% of our workforce are considered ethnic minorities.

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

In response to the COVID-19 pandemic, we implemented numerous changes in the interest of our team members. All of these changes meet and/or exceed Centers for Disease Control, World Health Organization, and other government regulations. These programs involve providing employees with flexible working arrangements – including, where appropriate, the ability to work from home, and the implementation of numerous safety policies and practices at all of our facilities. Please see the discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in Item 1A “Risk Factors” for further information regarding the COVID-19 pandemic.

Compensation and benefits. We provide competitive compensation and benefit programs that meet the needs of our employees, and are tailored to their local markets. In addition to wages and salaries, these programs may include annual cash bonuses, stock awards, a 401(k) Plan, healthcare, and insurance, and implemented methodologies to manage performance, provide feedback and develop talent.

Social Responsibility. We are firmly committed to social responsibility. While safety, respect, and inclusion have always been fundamental to our company, these qualities are more important than ever given the global pandemic and the impact it is having on our employees, family members, and the community at large. Medical professionals are onsite or within close proximity to our operations, and management is doing everything possible to address the challenges. In addition, our socially responsible initiatives include subsidized food programs for certain employees, donations to community organizations, sponsorship of sport teams and weekend family events, which hopefully, will become possible again as our Company and the world recovers. In addition, we have plans to launch an Agri-farm organic food and community program in Mexico to enhance our social responsibility practices on a global basis.

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

Our Board of Directors appointed the Audit Committee with direct oversight of Company’s: (i) information security policies, including periodic assessment of risk of information security breach, training program, significant threat changes and vulnerabilities and monitoring metrics and (ii) effectiveness of information security policy implementation. Our Audit Committee is comprised entirely of independent directors, one of whom has significant work experience related to information security issues or oversight. Management will report information security instances to the Audit Committee as they occur, if material, and will provide a summary multiple times per year to the Audit Committee.

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

Risks Related to Economic, Political and Health Conditions

Developments in global and local conditions, such as slowing growth, inflation, the Russia/Ukraine conflict and the COVID-19 pandemic, have a material impact on our results of operations and financial condition, and the continuation of or worsening of such conditions could have a similar or worse impact.

Several conditions have led to adverse impacts on the U.S. and global economies and created uncertainty regarding the potential effects on our employees, supply chain, operations, and customer demand. These conditions impact our operations and the operations of our customers, suppliers, and vendors because of quarantines, facility closures, travel, logistics restrictions and supply chain issues. The extent to which these conditions impact us will depend on numerous factors and future developments, which are highly uncertain and cannot be predicted, including, but not limited to: (i) general economic and growth conditions, (ii) the impact of inflation on our expenses, (iii) the effects of the Russia/Ukraine conflict on international trade, customers, suppliers, and vendors, (iv) public health crises, such as the COVID-19 pandemic, (v) actions and stimulus measures adopted by local, state and federal governments, and (vi) the extent to which normal economic and operating conditions can resume. Even if some of these conditions subside, we may continue to experience adverse impacts to our business because of an economic recession or depression that has occurred or may occur in the future, as well as the lingering effects on logistics, supply chain and the social norms of society. We could experience adverse impacts from these conditions in a number of ways, including, but not limited to, the following which have occurred to some extent during this fiscal year:

•
supply chain delays or stoppages due to shipping delays (cargo ship, train and truck shortages as well as staffing shortages) resulting in increased freight costs, closed supplier facilities or distribution centers, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•	reduced and/or deferred consumer demand for our products as a result of the economic downturn;
•	change in demand for or availability of our products as a result of our customers modifying their restocking, fulfillment, or shipping practices;
•	increased raw material, and other input costs resulting from market volatility;
•	increased working capital needs and/or an increase in trade accounts receivable write-offs as a result of increased financial pressures on our suppliers or customers; and
•	fluctuations in foreign currency exchange rates or interest rates resulting from market uncertainties.

At this time, we are unable to predict accurately the impact these conditions will have on our business and financial condition in the future.

Unfavorable economic conditions may adversely affect our business.

Adverse changes in economic conditions, including inflation, recession, increased fuel prices, tariffs, and unemployment levels, availability of consumer credit, taxation or instability in the financial markets or credit markets may either lower demand for our products or increase our operational costs, or both. In addition, elections and other changes in the political landscape could have similar effects. Such conditions may also materially impact our customers, suppliers and other parties with whom we do business. Our revenue will be adversely affected if demand for our products declines. The impact of unfavorable economic conditions may also impair the ability of our customers to pay for products they have purchased. As a result, reserves for doubtful accounts and write-offs of accounts receivables may increase and failure to collect a significant portion of amounts due on those receivables could have a material adverse effect upon our business, results of operations, and financial condition.  In addition, we also get pressure from our suppliers to pay them faster and our customers to pay us slower, which could impact our cash flows.

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

Our net sales are concentrated among a small number of large customers. Sales to our three largest customers in the aggregate represented 85%, and sales to our largest customer represented 38% of our net sales during fiscal 2022. We are under ongoing pressure from our major customers to offer lower prices, extended payment terms, increased marketing and other allowances and other terms more favorable to these customers because our sales to these customers are concentrated, and the market in which we operate is very competitive. These customer demands have put continued pressure on our operating margins and profitability, resulted in periodic contract renegotiation to provide more favorable prices and terms to these customers and significantly increased our working capital needs. In addition, this customer concentration leaves us vulnerable to any adverse change in the financial condition of these customers. Changes in terms with, significant allowances for and collections from these customers could affect our operating results and cash flows. The loss of or a significant decline in sales to any of these customers could adversely affect our business, results of operations, and financial condition.

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

The automotive industry is increasingly focused on the development of hybrid and electric vehicles and of advanced driver assistance technologies, with the goal of developing and introducing a commercially-viable, fully-automated driving experience. There has also been an increase in consumer preferences for mobility on demand services, such as car and ride sharing, as opposed to automobile ownership, which may result in a long-term reduction in the number of vehicles per capita. In addition, some industry participants are exploring transportation through alternatives to automobiles. These evolving areas have also attracted increased competition from entrants outside the traditional automotive industry. If we do not continue to innovate and develop, or acquire, new and compelling products that capitalize upon new technologies in response to consumer preferences, it could have an adverse impact on our results of operations.

Work stoppages, production shutdowns and similar events could significantly disrupt our business.

Because the automotive industry relies heavily on just-in-time delivery of components during the assembly and manufacture of vehicles, a work stoppage or production shutdown at one or more of our manufacturing and assembly facilities could have adverse effects on our business. During fiscal 2022, our production capacity at our Malaysian facility was impacted due to local government mandated restrictions in connection with the ongoing COVID-19 pandemic. Due to this reduction in production capacity, we were required to outsource certain finished goods purchases to meet demand, which resulted in incremental tariffs. Similarly, if one or more of our customers were to experience a work stoppage, that customer would likely halt or limit purchases of our products. We have also experienced significant disruptions in the supply of several key components from Asia due to work stoppages, production shutdowns, government closures, and other supply chain issues at many of our suppliers, leading to an adverse effect on our financial results.

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

In light of the continuous pressure on pricing which we have experienced from our large customers, we may not be able to recoup the higher costs of our products due to changes in the prices of raw materials, including, but not limited to, aluminum, copper, steel, and cardboard. If we are unable to recover a substantial portion of our raw materials from Used Cores returned to us by our customers through the core exchange programs, the prices of Used Cores that we purchase may reflect the impact of changes in the cost of raw materials. Sustained raw material price increases has had an impact on our product costs and profitability to date, but we are unable to determine the overall impact, in the future, at this time.

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

A significant portion of automotive parts and components we use in our remanufacturing process are imported from suppliers located outside the U.S., including China and other countries in Asia. As a result, we are subject to various risks of doing business in foreign markets and importing products from abroad, such as the following, which we have experienced in the last fiscal year:

•	significant delays in the delivery of cargo due to port security and over-crowding considerations;
•	imposition of duties, taxes, tariffs or other charges on imports;
•	financial or political instability in any of the countries in which our product is manufactured;
•	potential recalls or cancellations of orders for any product that does not meet our quality standards;
•	disruption of imports by labor disputes or strikes and local business practices;
•	inability of our non-U.S. suppliers to obtain adequate credit or access liquidity to finance their operations; and
•
natural disasters, disease epidemics and health related concerns, which could result in closed factories,  reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas.

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

In addition, because we depend on independent third parties to manufacture a significant portion of our wheel hub, brake-related products, and other purchased finished goods, we cannot be certain that we will not experience operational difficulties with such manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality controls and failure to meet production deadlines or increases in manufacturing costs.

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

The products we manufacture or contract to manufacture contain small quantities of Tin and Gold. We manufacture or contract to manufacture one product with small quantities of Tantalum. For the reporting year ending December 31, 2021, we surveyed 283 smelters, refiners, or metal processing facilities for these minerals that are, or could be, in our supply chain. Of these, 69% were validated as conflict-free, per publicly available information on the Conflict Free Sourcing Initiative website. We have not been able to ascertain the conflict-free status of the remaining smelters or refiners.

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

We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. In fiscal 2022, approximately 24% of our total expenses were in currencies other than the U.S. dollar. As a result of our extensive operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso. To mitigate this currency risk, we enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. We also enter into forward foreign exchange contracts to exchange U.S. dollars for Chinese yuan in order to mitigate risk related to our purchases and payments to our Chinese vendors. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. These contracts generally expire in a year or less. Any change in the fair value of foreign exchange contracts is accounted for as an increase or decrease to “foreign exchange impact of lease liabilities and forward contracts” in the consolidated statements of operations. We recorded a non-cash loss of $316,000 and a non-cash gain of $7,713,000 due to the change in the fair value of the forward foreign currency exchange contracts during fiscal 2022 and 2021, respectively. In addition, we recorded gains of $1,989,000 and $9,893,000 in connection with the remeasurement of foreign currency-denominated lease liabilities during fiscal 2022 and 2021, respectively.

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

The U.S. government has placed tariffs on certain goods imported from China and may impose new tariffs on goods imported from China and other countries, including products that we import. In retaliation, China has responded by imposing tariffs on a wide range of products imported from the U.S. and by adjusting the value of its currency. If renegotiations of existing tariffs are unsuccessful or additional tariffs or trade restrictions are implemented by the U.S. or other countries in connection with a global trade war, the resulting escalation of trade tensions could have a material adverse effect on world trade and the global economy. Even in the absence of further tariffs or trade restrictions, the related uncertainty and the market’s fear of an economic slowdown could lead to a decrease in consumer spending and we may experience lower net sales than expected. Reduced net sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses.

Risks Related to Our Indebtedness

Our debt can impact our operating results and cash flows and limit our operations.

As of March 31, 2022, we had $171,694,000 of debt outstanding, most of which is at variable interest rates.  Fluctuations in those rates could impact our operating results and cash flows. In particular, interest rates have been rising recently, which increases our interest expense. In addition, our credit facility has covenants that limit aspects of our operations. We may also incur additional debt in the future, which could further increase our leverage, reduce our cash flow or further restrict our business.

Our lenders may not waive future defaults under our credit agreements.

Our credit agreement with our lenders contains certain financial and other covenants. If we fail to meet any of these covenants in the future, there is no assurance that our lenders will waive any such defaults. If obtained, any such waiver may impose significant costs or covenants on us. In addition, as the capital markets get more volatile, it may become more difficult to obtain such waivers or refinance our debt.

Risks Related to Owning Our Stock

Our stock price may be volatile and could decline substantially.

Our stock price has fluctuated in the past and may decline substantially in the future as a result of developments in our business, the volatile nature of the stock market, and other factors beyond our control. Our stock price and the stock market generally has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, including: (i) our operating results failing to meet the expectations of securities analysts or investors in any period, (ii) downward revisions in securities analysts’ estimates, (iii) market perceptions concerning our future earnings prospects, (iv) public or private sales of a substantial number of shares of our common stock, (v) adverse changes in general market conditions or economic trends, and (vi) market shocks generally or in our industry, such as what has recently occurred.

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

Increasing attention to environmental, social, and governance matters may impact our business, financial results, or stock price.

In recent years, increasing attention has been given to corporate activities related to environmental, social, and governance (“ESG”) matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities, and other members of the investing community. These activities include increasing attention and demands for action related to climate change and promoting the use of energy saving building materials. A failure to comply with investor or customer expectations and standards, which are evolving, or if we are perceived to not have responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, could also cause reputational harm to our business and could have a material adverse effect on us.

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

The incidence of cyber-attacks and other breaches of information technology security have increased worldwide. Cyber-attacks or other breaches of network or information technology security may cause equipment failure or disruption to our operations. Such attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, on companies have increased in frequency, scope and potential harm in recent years. While, to the best of our knowledge, we have not been subject to cyber-attacks or to other cyber incidents which, individually or in the aggregate, have been material to our operations or financial conditions, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber-attack in the future. To the extent that any disruption or security breach results in a loss or damage to our data or unauthorized disclosure of confidential information, it could cause significant damage to our reputation, affect our relationship with our customers, suppliers and employees, and lead to claims against us and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. While we maintain specific cyber insurance coverage, which may apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following sets forth the location, type of facility, square footage and ownership interest in each of our material facilities.

Location	Type of Facility	Approx. Square Feet	Leased or Owned	Expiration

Torrance, CA	Remanufacturing, Warehouse, Administrative, and Office	231,000	Leased	March 2032
Tijuana, Mexico	Remanufacturing, Warehouse, and Office	312,000	Leased	August 2033
Tijuana, Mexico	Distribution Center and Office	410,000	Leased	December 2032
Tijuana, Mexico	Remanufacturing, Warehouse, and Office	199,000	Leased	December 2032
Tijuana, Mexico	Core Induction, Warehouse, and Office	173,000	Leased	December 2032
Ontario, Canada	Remanufacturing, Warehouse, and Office	157,000	Leased	May 2023
Ontario, Canada	Manufacturing, Warehouse, and Office	35,000	Leased	December 2022
Singapore & Malaysia	Remanufacturing, Warehouse, and Office	114,000	Leased	Various through July 2024
Shanghai, China	Warehouse and Office	27,000	Leased	March 2023

We believe the above mentioned facilities are sufficient to satisfy our current and foreseeable operations.

Item 3.	Legal Proceedings

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

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol MPAA. As of June 7, 2022, there were 19,118,651 shares of common stock outstanding held by 11 holders of record.

Purchases of Equity Securities by the Issuer

Share repurchase activity during the fourth quarter of fiscal 2022 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

January 1 - January 31, 2022:
Open market and privately negotiated purchases	-	$-	-	$18,255,000
February 1 - February 28, 2022:
Open market and privately negotiated purchases	-	$-	-	18,255,000
March 1 - March 31, 2022:
Open market and privately negotiated purchases	-	$-	-	18,255,000

Total	0		0	$18,255,000

(1)
As of March 31, 2022, $18,745,000 of the $37,000,000 was utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our Credit Facility. We retired the 837,007 shares repurchased under this program through March 31, 2022. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Equity Compensation Plan Information

The following summarizes our equity compensation plans as of March 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,179,155	(1)	$17.53	(2)	682,788	(3)

Equity compensation plans not approved by security holders	N/A		N/A		N/A

Total	2,179,155		$17.53		682,788

(1)
Consists of (i) stock options issued under the 2004 Non-Employee Director Stock Option Plan, (ii) restricted stock units and restricted stock (collectively “RSUs”), performance stock units (PSU’s), and stock options issued under the Fourth Amended and Restated 2010 Incentive Award Plan (the “2010 Plan”), and (iii) RSUs issued under our 2014 Non-Employee Director Incentive Award Plan (the “2014 Plan”).

(2)	The weighted average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs and PSUs, since RSUs and PSUs have no exercise price.
(3)	Consists of shares available for future issuance under our 2010 Plan and 2014 Plan.

Stock Performance Graph

The following graph compares the cumulative return to holders of our common stock for the five years ending March 31, 2022 with the NASDAQ Composite Total Returns Index and the Zacks Retail and Wholesale Auto Parts Index. The comparison assumes $100 was invested at the close of business on March 31, 2017 in our common stock and in each of the comparison groups, and assumes reinvestment of dividends.

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

Management Overview

We have a multi-pronged platform for growth within the automotive aftermarket for non-discretionary replacement hard parts and test solutions. In addition, we offer diagnostic equipment applications focused on the fast-evolving electric mobility markets. Our investments in infrastructure and human resources during the past few years reflects the significant expansion of manufacturing capacity to support multiple product lines and continues to be transformative and scalable. These investments included (i) a 410,000 square foot distribution center, (ii) two buildings totaling 372,000 square feet for remanufacturing and core sorting of brake calipers, and (iii) the realignment of production at our initial 312,000 square foot facility in Mexico.

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

Highlights and Accomplishments in Fiscal 2022

During fiscal 2022, we accomplished the following significant successes despite ongoing worldwide supply chain and logistics challenges and inflationary pressures:

•	We achieved organic sales growth of more than 20 percent;
•	We developed a comprehensive line of brake pads, utilizing an industry-leading formulation, and brake rotors, serving the professional installer market under our Quality Built® brand;
•	We secured multi-year new business commitments and opportunities of more than $100 million, primarily across multiple brake-related products;
•	We successfully expanded sales through additional product line offerings in Mexico;
•	We completed a multi-year expansion program of our facilities in Mexico, including completion of a new brake caliper remanufacturing facility;
•	We added capacity to support anticipated future growth with limited additional capital investment;
•	We extended the maturity date of our Credit Facility from June 2023 to May 2026 to enhance our liquidity and capital resources;
•	We secured inventory which enabled us to support our customers, meet demand and obtain new business -- despite worldwide supply chain and logistics challenges;
•	We secured purchase orders from all major automotive retailers for rotating electric bench-top testing equipment;
•	We opened an electric vehicle (“EV”) contract testing center in Detroit, Michigan;
•	We continued a series of prestigious Tier-1 wins for our EV technology with orders from major global automotive, aerospace and research institutions;

•
Equally important, we continued our social responsibility initiatives with plans to launch an Agri-farm organic food and community program in Mexico and continued our focus on opportunities to enhance our Environmental, Social and Governance practices on a global basis.

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

Enhanced levels of communication at all levels within the organization are critical to address the ever-changing landscape brought on by COVID-19, especially with most of our office staff continuing to work from home partially. Such efforts have included, additional board check-in meetings, executive committee meetings, and town hall style communications with all employees, as appropriate.

We continue to incur costs as a result of COVID-19, including employee costs, such as expanded benefits and frontline incentives, and other operating costs associated with the provision of personal protective equipment, which have negatively impacted our profitability. These expanded benefits, supply costs and other COVID-19 related costs resulted in total expense, included in cost of goods sold and operating expenses in the consolidated statements of operations, of $3,368,000 and $7,316,000 during fiscal 2022 and 2021, respectively. Our Asian subsidiaries received $71,000 and $171,000 from their local assistance programs during fiscal 2022 and 2021, respectively. We received payments from the Canadian Government under the Canadian Emergency Wage Subsidy program of $1,130,000 during fiscal 2021. These payments are recorded as a reduction of cost of goods sold and operating expenses in the consolidated statements of income.

Segment Reporting

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for segment reporting, we have identified our chief operating decision maker (“CODM”), reviewed the documents used by the CODM, and understand how such documents are used by the CODM to make financial and operating decisions. We have determined through this review process that our business comprises three separate operating segments. All of the operating segments meet all the aggregation criteria, and are aggregated.

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

There continues to be uncertainty and disruption in the global economy and financial markets in connection with the COVID-19 pandemic. We are not currently aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of March 31, 2022. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Our remanufacturing operations include core exchange programs for the core portion of the finished goods. The Used Cores that we acquire and are returned to us from our customers are a necessary raw material for remanufacturing. We also offer our customers marketing and other allowances that impact revenue recognition. These elements of our business give rise to more complex accounting than many businesses our size or larger.

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

Remanufactured finished goods include: (i) the Used Core cost and (ii) the cost of component raw materials, and allocations of labor and variable and fixed overhead costs (the “Unit Cost”). The allocations of labor and variable and fixed overhead costs are based on the actual use of the production facilities over the prior 12 months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, we exclude certain unallocated overhead such as severance costs, duplicative facility overhead costs, start-up costs, training, and spoilage from the calculation and expenses these unallocated overhead costs as period costs. Purchased finished goods also include an allocation of fixed overhead costs.

The estimate of net realizable value is subjective and based on our judgment and knowledge of current industry demand and management’s projections of industry demand. The estimates may, therefore, be revised if there are changes in the overall market for our products or market changes that in our judgment impact our ability to sell or liquidate potentially excess or obsolete inventory. Net realizable value is determined at least quarterly as follows:

•
Net realizable value for finished goods by customer, by product line are determined based on the agreed upon selling price with the customer for a product in the trailing 12 months. We compare the average selling price, including any discounts and allowances, to the finished goods cost of on-hand inventory, less any reserve for excess and obsolete inventory. Any reduction of value is recorded as cost of goods sold in the period in which the revaluation is identified.

•
Net realizable value for Used Cores are determined based on current core purchase prices from core brokers to the extent that core purchases in the trailing 12 months are significant. Remanufacturing consumes, on average, more than one Used Core for each remanufactured unit produced since not all Used Cores are reusable. The yield rates depend upon both the product and customer specifications. We purchase Used Cores from core brokers to supplement our yield rates and Used Cores not returned under the core exchange programs. We also consider the net selling price our customers have agreed to pay for Used Cores that are not returned under our core exchange programs to assess whether Used Core cost exceeds Used Core net realizable value on a by customer, by product line basis. Any reduction of core cost is recorded as cost of goods sold in the period in which the revaluation is identified.

•
We record an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. We periodically review inventory to identify excess quantities and part numbers that are experiencing a reduction in demand. Any part numbers with quantities identified during this process are reserved for at rates based upon our judgment, historical rates, and consideration of possible scrap and liquidation values which may be as high as 100% of cost if no liquidation market exists for the part. As a result of this process, we recorded reserves for excess and obsolete inventory of $13,520,000 and $13,246,000 at March 31, 2022 and 2021, respectively.

We record vendor discounts as a reduction of inventories and are recognized as a reduction to cost of sales as the inventories are sold.

Inventory Unreturned

Inventory unreturned represents our estimate, based on historical data and prospective information provided directly by the customer, of finished goods shipped to customers that we expect to be returned, under our general right of return policy, after the balance sheet date. Inventory unreturned includes only the Unit Cost of a finished goods. The return rate is calculated based on expected returns within the normal operating cycle, which is generally one year. As such, the related amounts are classified in current assets. Inventory unreturned is valued in the same manner as our finished goods inventory.

Contract Assets

Contract assets consists of: (i) the core portion of the finished goods shipped to customers, (ii) upfront payments to customers in connection with customer contracts, (iii) core premiums paid to customers, (iv) finished goods premiums paid to customers, and (v) long-term core inventory deposits.

Remanufactured Cores held at customers’ locations as a part of the finished goods sold to the customer are classified as long-term contract assets. These assets are valued at the lower of cost or net realizable value of Used Cores on hand (See Inventory above). For these Remanufactured Cores, we expect the finished good containing the Remanufactured Core to be returned under our general right of return policy or a similar Used Core to be returned to us by the customer, under our core exchange programs, in each case for credit. Remanufactured Cores and Used Cores returned by consumers to our customers but not yet returned to us are classified as “Cores expected to be returned by customers”, which are included in short-term contract assets until we physically receive them during our normal operating cycle, which is generally one year.

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

Customer Finished Goods Returns Accrual

The customer finished goods returns accrual represents our estimate of our exposure to customer returns, including warranty returns, under our general right of return policy to allow customers to return items that their end user customers have returned to them and from time to time, stock adjustment returns when the customers’ inventory of certain product lines exceeds the anticipated sales to end-user customers. The customer finished goods returns accrual represents the Unit Value of the estimated returns and is classified as a current liability due to the expectation that these returns will occur within the normal operating cycle of one year. Our customer finished goods returns accrual was $38,086,000 and $31,524,000 at March 31, 2022 and 2021, respectively. The increase in the customer finished goods returns accrual primarily resulted from the timing of returned goods authorizations (“RGAs”) issued at March 31, 2022 compared with March 31, 2021.

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

Results of Operations

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data for the periods indicated:

	Fiscal Years Ended March 31,
	2022	2021	2020

Cash flows (used in) provided by operations	$(44,862,000)	$56,089,000	$18,795,000
Finished goods turnover (1)	3.8	4.1	4.1

(1)
Finished goods turnover is calculated by dividing the cost of goods sold for the year by the average between beginning and ending non-core finished goods inventory values, for each fiscal year. We believe that this provides a useful measure of our ability to turn our inventory into revenues. The decrease in finished goods turnover for fiscal 2022 reflects our continued investment in inventory to address disruptions related to the worldwide supply chain and logistics challenges to meet higher anticipated future sales.

Fiscal 2022 Compared with Fiscal 2021

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Fiscal Years Ended March 31,
	2022	2021

Net sales	$650,308,000	$540,782,000
Cost of goods sold	532,443,000	431,321,000
Gross profit	117,865,000	109,461,000
Gross profit percentage	18.1%	20.2%

Net Sales. Our net sales for fiscal 2022 were $650,308,000, which represents an increase of $109,526,000, or 20.3%, from fiscal 2021 of $540,782,000. While our net sales increased across all product lines due to strong demand for our products, we continued to experience a number of challenges related to the global COVID-19 pandemic, including disruptions with worldwide supply chain and logistics services during both periods. Net sales for fiscal 2022 and 2021 include $13,327,000 and $12,779,000, respectively, in core revenue due to a realignment of inventory at certain customer distribution centers. We expect this realignment will benefit our future sales as product mix changes.

The following summarizes sales mix:

	Fiscal Years Ended March 31,
	2022	2021
Rotating electrical products	69.2%	72.8%
Wheel hub products	13.0%	15.6%
Brake-related products	14.5%	9.7%
Other products	3.3%	1.9%
	100.0%	100.0%

Gross Profit. Our gross profit increased $8,404,000, or 7.7%, to $117,865,000 for fiscal 2022 from $109,461,000 for fiscal 2021. Our gross profit increased due to strong demand across all product lines.

Our gross margin was 18.1% of net sales for fiscal 2022 compared with 20.2% of net sales for fiscal 2021. The decrease in our gross margin was primarily due to inflationary costs related to the global pandemic, including disruptions with worldwide supply chain, logistics services, and related higher freight costs. During fiscal 2022 and 2021, higher freight costs, net of certain price increases that went into effect during the latter part of the current year, impacted gross margin by approximately $9,135,000, and $1,785,000, respectively. During fiscal 2022, we also incurred additional expenses of $8,759,000 due to COVID-19 related costs for disruptions in the supply chain, increased salaries associated with COVID-19 vulnerable employee pay, and personal protective equipment. During fiscal 2021, we incurred additional expenses of $5,268,000 due to increased salaries associated with COVID-19 bonuses, vulnerable employee pay, and personal protective equipment in connection with the COVID-19 pandemic.

Our gross margin for fiscal 2022 and 2021 was also impacted by (i) transition expenses in connection with the expansion of our brake-related operations in Mexico of $2,744,000 and $16,353,000, respectively, and (ii) amortization of core and finished goods premiums paid to customers related to new business of $11,960,000 and $6,691,000, respectively. Expansion of our brake-related operations in Mexico was completed during the second quarter of fiscal 2022.

In addition, gross margin was impacted by (i) non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value and gain due to realignment of inventory at customer distribution centers, which resulted in a net gain of $75,000 and net write-down of $209,000 for fiscal 2022 and 2021, respectively, (ii) customer allowances and return accruals related to new business of $307,000 recorded during fiscal 2021, (iii) net tariff costs of $332,000 not passed through to customers for fiscal 2021, and (iv) a $3,561,000 benefit for revised tariff costs recorded during fiscal 2021.

Operating Expenses

The following summarizes operating expenses:

	Fiscal Years Ended March 31,
	2022	2021

General and administrative	$57,499,000	$53,847,000
Sales and marketing	22,833,000	18,024,000
Research and development	10,502,000	8,563,000
Foreign exchange impact of lease liabilities and forward contracts	(1,673,000)	(17,606,000)

Percent of net sales

General and administrative	8.8%	10.0%
Sales and marketing	3.5%	3.3%
Research and development	1.6%	1.6%
Foreign exchange impact of lease liabilities and forward contracts	(0.3)%	(3.3)%

General and Administrative. Our general and administrative expenses for fiscal 2022 were $57,499,000, which represents an increase of $3,652,000, or 6.8%, from fiscal 2021 of $53,847,000, however, general and administrative expenses as a percentage of net sales decreased to 8.8% for fiscal 2022 from 10.0% for the prior year. The increase in general and administrative expense was primarily due to (i) $2,040,000 of increased share-based compensation due to equity grants made to employees in fiscal 2022, (ii) $353,000 of increased employee related expenses, primarily due to the reinstatement of salary reductions in the prior year in response to the COVID-19 pandemic, (iii) $905,000 of decreased gain resulting from foreign currency transactions, (iv) $705,000 of increased costs at our offshore locations, (vi) $305,000 of increased information technology costs in connection with cybersecurity and other productivity tools, and (vii) $292,000 of increased general insurance costs. These increases in general and administrative expenses were partially offset by $1,329,000 of decreased professional services.

Sales and Marketing. Our sales and marketing expenses for fiscal 2022 were $22,833,000, which represents an increase of $4,809,000, or 26.7%, from fiscal 2021 of $18,024,000. This increase in sales and marketing expense during fiscal 2022 was primarily due to (i) $1,500,000 of increased commissions due to higher sales, (ii) $1,304,000 of increased employee related expenses, primarily due to the reinstatement of salary reductions in the prior year in response to the COVID-19 pandemic and increased headcount in the current year, (iii) $1,027,000 of increased marketing in connection with new business and advertising expense, (iv) $501,000 of increased travel as normal business operations resume, and (v) $261,000 of increased trade shows expense as normal business operations resume.

Research and Development. Our research and development expenses for fiscal 2022 were $10,502,000, which represents an increase of $1,939,000, or 22.6%, from fiscal 2021 of $8,563,000. This increase in research and development expenses during fiscal 2022 was primarily due to (i) $1,274,000 of increased employee related expenses, primarily due to the reinstatement of salary reductions in the prior year in response to the COVID-19 pandemic and increased headcount during the current year, (ii) $504,000 of increased outside services primarily due to development projects, and (iii) $110,000 of increased samples for our core library and other research and development supplies.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts for fiscal 2022 was a non-cash gain of $1,673,000 compared with a non-cash gain for fiscal 2021 of $17,606,000. This change in gain was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities which resulted in non-cash gains of $1,989,000 compared with $9,893,000 for fiscal 2022 and 2021, respectively, due to foreign currency exchange rate fluctuations and (ii) the forward foreign currency exchange contracts which resulted in a non-cash loss of $316,000 compared with a non-cash gain of $7,713,000 for fiscal 2022 and 2021, respectively, due to the changes in their fair values.

Interest Expense

Interest Expense, net. Our interest expense, net for fiscal 2022 was $15,555,000, which represents a decrease of $215,000, or 1.3%, from fiscal 2021 of $15,770,000. The decrease in interest expense was primarily due to lower interest rates on our accounts receivable discount programs partially offset by increased borrowing under our credit facility.

Provision for Income Taxes

Income Tax. We recorded income tax expense of $5,788,000, or an effective tax rate of 44.0%, for fiscal 2022 and $9,387,000, or an effective tax rate of 30.4%, for fiscal 2021. The effective tax rate for fiscal 2022 was primarily impacted by (i) non-deductible executive compensation under Internal Revenue Code Section 162(m), (ii) income taxes associated with uncertain tax positions, (iii) specific jurisdictions that we do not expect to recognize the benefit of losses, and (iv) foreign income taxed at rates that are different from the federal statutory rate.

Fiscal 2021 Compared with Fiscal 2020

A discussion of the changes in our results of operations for the year ended March 31, 2021, as compared with the year ended March 31, 2020, has been omitted from this Form 10-K but may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the annual report on Form 10-K for the year ended March 31, 2021, filed with the SEC on June 14, 2021, which is available free of charge on the SEC’s website at www.sec.gov by searching with our ticker symbol “MPAA” or at our internet address, www.motorcarparts.com, by clicking “Investors” located at the top of the page.

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $110,580,000 and $96,725,000, a ratio of current assets to current liabilities of 1.3:1.0, at March 31, 2022 and 2021, respectively. The increase in working capital resulted from our investment in inventory to address disruptions related to the worldwide supply chain and logistics challenges to meet higher anticipated sales.

We generated cash during fiscal 2022 from the use of receivable discount programs and credit facility. In addition, we have access to our existing cash, as well as our available credit facilities to meet short-term liquidity needs. We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, and lease and capital expenditure obligations over the next 12 months.

Cash Flows

The following summarizes cash flows as reflected in the consolidated statements of cash flows:

	Fiscal Years Ended March 31,
	2022	2021	2020
Cash (used in) provided by:
Operating activities	$(44,862,000)	$56,089,000	$18,795,000
Investing activities	(7,938,000)	(14,214,000)	(11,594,000)
Financing activities	60,215,000	(76,567,000)	32,153,000
Effect of exchange rates on cash and cash equivalents	78,000	599,000	351,000

Net increase (decrease) in cash and cash equivalents	$7,493,000	$(34,093,000)	$39,705,000

Additional selected cash flow data:
Depreciation and amortization	$12,886,000	$11,144,000	$9,561,000
Capital expenditures	7,550,000	13,942,000	14,156,000

Fiscal 2022 Compared with Fiscal 2021

Net cash used in operating activities was $44,862,000 for fiscal 2022 compared with net cash provided by operating activities of $56,089,000 for fiscal 2021. The significant change in our operating activities was due primarily to (i) increased sales for fiscal 2022 compared with fiscal 2021, resulting in a higher accounts receivable balance which will be collected in future periods and (ii) higher inventory purchases during the current year compared with the prior year as we increased our inventory levels as a result of disruptions with worldwide supply chain and logistics services to meet higher anticipated sales, however, our days payable outstanding did not increase proportionately to our purchases during the current year as compared with the prior year. Our operating results (net income plus the net add-back for non-cash transactions in earnings) were higher during fiscal 2022 as compared with fiscal 2021.

Net cash used in investing activities was $7,938,000 and $14,214,000 for fiscal 2022 and 2021, respectively. The significant change in our investing activities was due primarily to decreased capital expenditures in connection with the completion of our expansion of our brake-related operations in Mexico during the second quarter of fiscal 2022.

Net cash provided by financing activities was $60,215,000 for fiscal 2022 compared with net cash used in financing activities $76,567,000 for fiscal 2021. The significant change in our financing activities was due mainly to additional net borrowings under our credit facility during fiscal 2022 to support the investment in our inventory compared with repayments under our credit facility during fiscal 2021.

Fiscal 2021 Compared with Fiscal 2020

A discussion of the changes in our operating activities, investing activities, and financing activities for the year ended March 31, 2021, as compared with the year ended March 31, 2020, has been omitted from this Form 10-K but may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the annual report on Form 10-K for the year ended March 31, 2021, filed with the SEC on June 14, 2021, which is available free of charge on the SEC’s website at www.sec.gov by searching with our ticker symbol “MPAA” or at our internet address, www.motorcarparts.com, by clicking “Investors” located at the top of the page.

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

In May 2021, we entered into a third amendment to the Credit Facility (the “Third Amendment”). The Third Amendment, among other things, (i) extended the maturity date from June 5, 2023 to May 28, 2026, (ii) modified the fixed charge coverage ratio financial covenant, and (iii) modified the definition of “Consolidated EBITDA”. We capitalized $1,159,000 of new debt issuance costs in connection with the Third Amendment.

The Term Loans require quarterly principal payments of $937,500. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on our Term Loans and Revolving Facility was 2.99% and 3.13%, respectively, at March 31, 2022, and 2.62% at March 31, 2021.

The Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of March 31, 2022. Our Consolidated EBITDA for the purposes of bank covenant calculations was $62,540,000 for fiscal 2022.

The following summarizes the financial covenants required under the Credit Facility:

	Financial covenants required per the Credit Facility	Calculation as of March 31, 2022

Maximum senior leverage ratio	3.00	2.74
Minimum fixed charge coverage ratio	1.10	1.27

We had cash of $23,016,000 at March 31, 2022, however, the Credit Facility only allows up to $6,000,000 of credit for cash when computing the senior leverage ratio. Our senior leverage ratio would have been 2.55 had we paid down the Revolving Facility with cash on hand. In addition to other covenants, the Credit Facility places limits on our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, redeem or repurchase capital stock, alter the business conducted by us and our subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt, and amend or otherwise alter debt agreements.

We had $155,000,000 and $84,000,000 outstanding under the Revolving Facility at March 31, 2022 and 2021, respectively. In addition, $6,370,000 was reserved for letters of credit at March 31, 2022. At March 31, 2022, after certain adjustments, $77,250,000 was available under the Revolving Facility.

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

The following is a summary of the receivable discount programs:

	Fiscal Years Ended March 31,
	2022	2021

Receivables discounted	$525,441,000	$491,285,000
Weighted average days	336	334
Weighted average discount rate	1.9%	2.1%
Amount of discount as interest expense	$9,197,000	$9,513,000

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

Share Repurchase Program

In August 2018, our board of directors approved an increase in our share repurchase program from $20,000,000 to $37,000,000 of our common stock.  During fiscal 2022 and 2021, we repurchased 106,486 and 54,960 shares of our common stock, respectively, for $1,914,000 and $1,139,000, respectively. During fiscal 2020, we did not repurchase any shares of our common stock. As of March 31, 2022, $18,745,000 was utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our Credit Facility. We retired the 837,007 shares repurchased under this program through March 31, 2022. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Capital Expenditures and Commitments

Our total capital expenditures, including capital leases and non-cash capital expenditures, were $8,150,000 for fiscal 2022 and $16,806,000 for fiscal 2021. These capital expenditures primarily include the purchase of equipment for our current operations and the expansion of our operations in Mexico, which was completed during the second quarter of fiscal 2022. We expect to incur approximately $10,000,000 of capital expenditures primarily to support our current operations during fiscal 2023. We have used and expect to continue using our working capital and additional capital lease obligations to finance these capital expenditures.

Contractual Obligations

The following summarizes our contractual obligations and other commitments as of March 31, 2022 and the effect such obligations could have on our cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Finance lease obligations (1)	$6,184,000	$2,549,000	$2,993,000	$642,000	$-
Operating lease obligations (2)	117,090,000	11,497,000	20,126,000	20,847,000	64,620,000
Revolving facility (3)	155,000,000	-	-	155,000,000	-
Term loan (4)	18,204,000	4,272,000	8,165,000	5,767,000	-
Accrued core payment (5)	2,713,000	1,758,000	853,000	102,000	-
Core bank liability (6)	18,165,000	2,018,000	4,036,000	4,036,000	8,075,000
Finished goods liabilities (7)	3,189,000	1,581,000	1,463,000	145,000	-
Unrecognized tax benefits (8)	-	-	-	-	-
Other long-term obligations (9)	70,633,000	23,672,000	19,267,000	16,557,000	11,137,000
Total	$391,178,000	$47,347,000	$56,903,000	$203,096,000	$83,832,000
____________

(1)	Finance lease obligations represent amounts due under finance leases for various types of equipment.

(2)	Operating lease obligations represent amounts due for rent under our leases for all our facilities, certain equipment, and our Company automobile.

(3)
Obligations under our Revolving Facility mature on May 28, 2026. This debt is classified as a short term liability on our balance sheet as we expect to use our working capital to repay the amounts outstanding under our revolving loan.

(4)
Term Loan obligations represent the amounts due for principal payments as well as interest payments to be made. Interest payments were calculated based upon the interest rate for our Term Loan using the LIBOR option at March 31, 2022, which was 2.99%.

(5)
Accrued core payment represents the amounts due for principal of $2,607,000 and interest payments of $106,000 to be made in connection with the purchases of Remanufactured Cores from our customers, which are held by these customers and remain on their premises.

(6)	The core bank liability represents the amounts due for principal of $16,901,000 and interest payments of $1,264,000 to be made in connection with the return of Used Cores from our customers.

(7)	Finished goods liabilities represents the amounts due for principal of $3,125,000 and interest payments of $64,000 to be made in connection with the purchase of finished goods from our customers.

(8)
We are unable to reliably estimate the timing of future payments related to uncertain tax position liabilities at March 31, 2022; therefore, future tax payment accruals related to uncertain tax positions in the amount of $1,975,000 have been excluded from the table above.

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

Interest rate risk

We are exposed to changes in interest rates primarily as a result of our borrowing and receivable discount programs, which have interest costs that vary with interest rate movements. Our credit facility bears interest at variable base rates, plus an applicable margin. At March 31, 2022, our net debt obligations totaled $171,694,000. If interest rates were to increase 1%, our net annual interest expense would have increased by approximately $1,717,000. In addition, for each $10,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would increase our interest expense by $50,000.

Foreign currency risk

We are exposed to foreign currency exchange risk inherent in our anticipated purchases and expenses denominated in currencies other than the U.S. dollar. We transact business in the following foreign currencies; Mexican pesos, Malaysian ringgit, Singapore dollar, Chinese yuan, and the Canadian dollar. Our primary currency risks result from fluctuations in the value of the Mexican peso and to a lesser extent the Chinese yuan. To mitigate these risks, we enter into forward foreign currency exchange contracts to exchange U.S. dollars for these foreign currencies. The extent to which we use forward foreign currency exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts generally expire in a year or less. Any changes in the fair values of our forward foreign currency exchange contracts are reflected in current period earnings. Based upon our forward foreign currency exchange contracts related to these currencies, an increase of 10% in exchange rates at March 31, 2022 would have increased our operating expenses by approximately $4,189,000. During fiscal 2022 and fiscal 2021, a loss of $316,000 and a gain of $7,713,000, respectively, was recorded due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts. In addition, we recorded gains $1,989,000 and $9,893,000 in connection with the remeasurement of foreign currency-denominated lease liabilities during fiscal 2022 and fiscal 2021, respectively.

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

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO, CFO and CAO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO, CFO and CAO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of March 31, 2022.

The effectiveness of our internal control over financial reporting as of March 31, 2022 has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP. Their assessment is included in the accompanying Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

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

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Definitive Proxy Statement in connection with our next Annual Meeting of Stockholders (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a.	Documents filed as part of this report:

(1)	Index to Consolidated Financial Statements:

(2)	Schedules.

Schedule II — Valuation and Qualifying Accounts	S-1

(3)	Exhibits:

Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the “1995 Registration Statement”).

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 17, 2014.

3.8	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 14, 2016.

Number	Description of Exhibit	Method of Filing

3.9	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 22, 2017.

3.10	Third Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 1, 2022.

4.1	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.2	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.3	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

4.4	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.5	2014 Non-Employee Director Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.6	Third Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on November 20, 2017.

4.7	Fourth Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 24, 2020.

10.1	Form of Indemnification Agreement for officers and directors	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.

10.2	Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 7, 2009.

10.3	Employment Agreement, dated as of May 18, 2012, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 24, 2012.

10.4	Form of Stock Option Notice for use in connection with stock options granted to Selwyn Joffe pursuant to the Motorcar Parts of America, Inc. 2010 Incentive Award Plan	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 12, 2013.

10.5	Form of Stock Option Agreement for use in connection with stock options granted to Selwyn Joffe pursuant to the Motorcar Parts of America, Inc. 2010 Incentive Award Plan	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 12, 2013.

Number	Description of Exhibit	Method of Filing

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
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2021.

10.19	Amendment No. 5 to Employment Agreement, dated as of June 18, 2021, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 9, 2021.

21.1	List of Subsidiaries	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP	Filed herewith.

Number	Description of Exhibit	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document)	Filed herewith.

101.SCM	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

*	Portions of this exhibit have been granted confidential treatment by the SEC.

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

MOTORCAR PARTS OF AMERICA, INC.

Dated: June 14, 2022	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: June 14, 2022	By:	/s/ Kamlesh Shah
Kamlesh Shah
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director	June 14, 2022
Selwyn Joffe	(Principal Executive Officer)

/s/ David Lee	Chief Financial Officer	June 14, 2022
David Lee	(Principal Financial Officer)

/s/ Kamlesh Shah	Chief Accounting Officer	June 14, 2022
Kamlesh Shah	(Principal Accounting Officer)

/s/ Scott Adelson	Director	June 14, 2022
Scott Adelson

/s/ Rudolph Borneo	Director	June 14, 2022
Rudolph Borneo

/s/ Philip Gay	Director	June 14, 2022
Philip Gay

/s/ Duane Miller	Director	June 14, 2022
Duane Miller

/s/ Jeffrey Mirvis	Director	June 14, 2022
Jeffrey Mirvis

/s/ David Bryan	Director	June 14, 2022
David Bryan

/s/ Joseph Ferguson	Director	June 14, 2022
Joseph Ferguson

/s/ Barbara Whittaker	Director	June 14, 2022
Barbara Whittaker

/s/ Jamy Rankin	Director	June 14, 2022
Jamy Rankin

/s/ Patricia Warfield	Director	June 14, 2022
Patricia Warfield

MOTORCAR PARTS OF AMERICA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Motorcar Parts of America, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Motorcar Parts of America, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Motorcar Parts of America, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and financial statement schedule and our report dated June 14, 2022 expressed an unqualified opinion thereon.

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
June 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Motorcar Parts of America, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Motorcar Parts of America, Inc. and subsidiaries (the Company) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 14, 2022 expressed an unqualified opinion thereon.

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

Contractual Agreements with Core Exchange Programs

Description of the matter
As more fully described in Note 2 to the consolidated financial statements, the Company enters into contractual arrangements with customers (core exchange programs) which represent the majority of the Company’s sales for products that contain remanufactured cores. At March 31, 2022, contract assets and contract liabilities related to core exchange programs recorded on the consolidated balance sheet were $337,755,000 and $215,260,000, respectively.

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

Our audit procedures to test the contract assets and contract liabilities related to core exchange programs included, among others, (i) reviewing agreements and amendments for significant customers, (ii) testing the completeness of management’s identification of contractual terms, (iii) evaluating the consistency of the accounting treatment with the Company’s policies; and (v) testing the completeness and accuracy of the underlying data used in management’s analyses.

Marketing Allowances

Description of the matter
As more fully described in Note 2 and Note 14 to the consolidated financial statements, revenue is recognized net of applicable marketing allowances. These marketing allowances vary by contract and can include (i) the issuance of a specified amount of credits against receivables, (ii) support for research or marketing efforts, (iii) discounts granted in connection with shipments of product, and (iv) other marketing, research, store expansion or product development support. At March 31, 2022, marketing allowances recorded on the Company’s consolidated balance sheet was $22,059,000, which is presented within contract liabilities.

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

Los Angeles, California
June 14, 2022

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2022	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$23,016,000	$15,523,000
Short-term investments	2,202,000	1,652,000
Accounts receivable — net	85,075,000	63,122,000
Inventory — net	370,503,000	288,361,000
Inventory unreturned	15,001,000	14,552,000
Contract assets	27,500,000	26,940,000
Income tax receivable	301,000	405,000
Prepaid expenses and other current assets	13,387,000	12,301,000
Total current assets	536,985,000	422,856,000
Plant and equipment — net	51,062,000	53,854,000
Operating lease assets	81,997,000	71,513,000
Deferred income taxes	26,982,000	19,381,000
Long-term contract assets	310,255,000	270,213,000
Goodwill	3,205,000	3,205,000
Intangible assets — net	3,799,000	5,329,000
Other assets	1,413,000	1,531,000
TOTAL ASSETS	$1,015,698,000	$847,882,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$147,469,000	$129,331,000
Accrued liabilities	20,966,000	23,404,000
Customer finished goods returns accrual	38,086,000	31,524,000
Contract liabilities	42,496,000	41,072,000
Revolving loan	155,000,000	84,000,000
Other current liabilities	11,930,000	6,683,000
Operating lease liabilities	6,788,000	6,439,000
Current portion of term loan	3,670,000	3,678,000
Total current liabilities	426,405,000	326,131,000
Term loan, less current portion	13,024,000	16,786,000
Contract liabilities, less current portion	172,764,000	125,223,000
Deferred income taxes	126,000	73,000
Operating lease liabilities, less current portion	80,803,000	70,551,000
Other liabilities	7,313,000	7,973,000
Total liabilities	700,435,000	546,737,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $0.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $0.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $0.01 per share, 50,000,000 shares authorized; 19,104,751 and 19,045,386 shares issued and outstanding at March 31, 2022 and 2021, respectively	191,000	190,000
Additional paid-in capital	227,184,000	223,058,000
Retained earnings	92,954,000	85,593,000
Accumulated other comprehensive loss	(5,066,000)	(7,696,000)
Total shareholders’ equity	315,263,000	301,145,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,015,698,000	$847,882,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended March 31,
	2022	2021	2020

Net sales	$650,308,000	$540,782,000	$535,831,000
Cost of goods sold	532,443,000	431,321,000	417,431,000
Gross profit	117,865,000	109,461,000	118,400,000
Operating expenses:
General and administrative	57,499,000	53,847,000	53,224,000
Sales and marketing	22,833,000	18,024,000	21,037,000
Research and development	10,502,000	8,563,000	9,200,000
Foreign exchange impact of lease liabilities and forward contracts	(1,673,000)	(17,606,000)	18,201,000
Total operating expenses	89,161,000	62,828,000	101,662,000
Operating income	28,704,000	46,633,000	16,738,000
Interest expense, net	15,555,000	15,770,000	25,039,000
Income (loss) before income tax expense (benefit)	13,149,000	30,863,000	(8,301,000)
Income tax expense(benefit)	5,788,000	9,387,000	(1,011,000)

Net income (loss)	$7,361,000	$21,476,000	$(7,290,000)
Basic net income (loss) per share	$0.38	$1.13	$(0.39)
Diluted net income (loss) per share	$0.38	$1.11	$(0.39)

Weighted average number of shares outstanding:
Basic	19,119,727	19,023,145	18,913,788
Diluted	19,559,646	19,387,555	18,913,788

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended March 31,
	2022	2021	2020

Net income (loss)	$7,361,000	$21,476,000	$(7,290,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation income (loss)	2,630,000	(328,000)	(481,000)
Total other comprehensive income (loss), net of tax	2,630,000	(328,000)	(481,000)

Comprehensive income (loss)	$9,991,000	$21,148,000	$(7,771,000)

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital Common Stock	Retained Earnings	Other Comprehensive Loss	Total

Balance at March 31, 2019	18,817,400	$188,000	$215,047,000	$71,407,000	$(6,887,000)	$279,755,000

Compensation recognized under employee stock plans	-	-	4,141,000	-	-	4,141,000
Exercise of stock options, net of shares withheld for employee taxes	59,600	1,000	456,000	-	-	457,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	92,380	1,000	(1,063,000)	-	-	(1,062,000)
Foreign currency translation	-	-	-	-	(481,000)	(481,000)
Net loss	-	-	-	(7,290,000)	-	(7,290,000)

Balance at March 31, 2020	18,969,380	$190,000	$218,581,000	$64,117,000	$(7,368,000)	$275,520,000

Compensation recognized under employee stock plans	-	-	5,247,000	-	-	5,247,000
Exercise of stock options, net of shares withheld for employee taxes	58,848	-	719,000	-	-	719,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	72,118	1,000	(351,000)	-	-	(350,000)
Repurchase and cancellation of treasury stock, including fees	(54,960)	(1,000)	(1,138,000)	-	-	(1,139,000)
Foreign currency translation	-	-	-	-	(328,000)	(328,000)
Net income	-	-	-	21,476,000	-	21,476,000

Balance at March 31, 2021	19,045,386	$190,000	$223,058,000	$85,593,000	$(7,696,000)	$301,145,000

Compensation recognized under employee stock plans	-	-	7,287,000	-	-	7,287,000
Exercise of stock options, net of shares withheld for employee taxes	33,996	-	499,000	-	-	499,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	131,855	2,000	(1,747,000)	-	-	(1,745,000)
Repurchase and cancellation of treasury stock, including fees	(106,486)	(1,000)	(1,913,000)	-	-	(1,914,000)
Foreign currency translation	-	-	-	-	2,630,000	2,630,000
Net income	-	-	-	7,361,000	-	7,361,000

Balance at March 31, 2022	19,104,751	$191,000	$227,184,000	$92,954,000	$(5,066,000)	$315,263,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended March 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$7,361,000	$21,476,000	$(7,290,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	11,338,000	9,573,000	7,791,000
Amortization of intangible assets	1,548,000	1,571,000	1,770,000
Amortization and write-off of debt issuance costs	623,000	859,000	819,000
Amortization of interest on contract liabilities, net	879,000	924,000	713,000
Amortization of core premiums paid to customers	11,242,000	6,590,000	4,501,000
Amortization of finished goods premiums paid to customers	718,000	101,000	-
Non-cash lease expense	7,447,000	7,102,000	5,808,000
Foreign exchange impact of lease liabilities and forward contracts	(1,673,000)	(17,606,000)	18,201,000
Foreign currency remeasurement loss (gain)	48,000	(1,500,000)	818,000
Loss (gain) due to the change in the fair value of the contingent consideration	67,000	230,000	(98,000)
Gain on short-term investments	(163,000)	(521,000)	(96,000)
Net provision for inventory reserves	13,504,000	12,803,000	13,372,000
Net provision for customer payment discrepancies	2,142,000	694,000	1,626,000
Net provision for doubtful accounts	95,000	(1,000)	610,000
Deferred income taxes	(7,442,000)	(433,000)	(10,337,000)
Share-based compensation expense	7,287,000	5,247,000	4,141,000
Loss on disposal of plant and equipment	36,000	29,000	15,000
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(24,145,000)	28,364,000	(38,078,000)
Inventory	(95,529,000)	(73,564,000)	(6,112,000)
Inventory unreturned	(437,000)	(5,514,000)	(552,000)
Income tax receivable	111,000	3,200,000	6,753,000
Prepaid expenses and other current assets	(682,000)	(2,763,000)	(416,000)
Other assets	122,000	523,000	(1,109,000)
Accounts payable and accrued liabilities	17,453,000	55,958,000	(11,253,000)
Customer finished goods returns accrual	6,533,000	6,138,000	2,725,000
Contract assets, net	(52,474,000)	(43,871,000)	(15,835,000)
Contract liabilities, net	48,056,000	45,118,000	43,372,000
Operating lease liabilities	(5,442,000)	(6,376,000)	(4,726,000)
Other liabilities	6,515,000	1,738,000	1,662,000
Net cash (used in) provided by operating activities	(44,862,000)	56,089,000	18,795,000
Cash flows from investing activities:
Purchase of plant and equipment	(7,550,000)	(13,942,000)	(14,156,000)
Proceeds from sale of plant and equipment	-	8,000	43,000
(Payments for) redemptions of short term investments	(388,000)	(280,000)	2,519,000
Net cash used in investing activities	(7,938,000)	(14,214,000)	(11,594,000)
Cash flows from financing activities:
Borrowings under revolving loan	107,000,000	27,000,000	75,000,000
Repayments under revolving loan	(36,000,000)	(95,000,000)	(33,400,000)
Repayments of term loan	(3,750,000)	(3,750,000)	(3,750,000)
Payments for debt issuance costs	(1,159,000)	-	(973,000)
Payments on finance lease obligations	(2,716,000)	(2,442,000)	(2,164,000)
Payment of contingent consideration	-	(1,605,000)	(1,955,000)
Exercise of stock options	499,000	719,000	457,000
Cash used to net share settle equity awards	(1,745,000)	(350,000)	(1,062,000)
Repurchase of common stock, including fees	(1,914,000)	(1,139,000)	-
Net cash provided by (used in) financing activities	60,215,000	(76,567,000)	32,153,000
Effect of exchange rate changes on cash and cash equivalents	78,000	599,000	351,000
Net increase (decrease) in cash and cash equivalents	7,493,000	(34,093,000)	39,705,000
Cash and cash equivalents — Beginning of year	15,523,000	49,616,000	9,911,000
Cash and cash equivalents — End of year	$23,016,000	$15,523,000	$49,616,000
Supplemental disclosures of cash flow information:
Cash paid for interest, net	$13,994,000	$14,066,000	$23,558,000
Cash paid for income taxes, net of refunds	6,746,000	3,027,000	1,500,000
Cash paid for operating leases	10,406,000	10,878,000	8,212,000
Cash paid for finance leases	3,061,000	2,821,000	2,445,000
Plant and equipment acquired under finance lease	836,000	4,102,000	3,144,000
Assets acquired under operating leases	16,187,000	16,484,000	18,528,000
Non-cash capital expenditures	661,000	857,000	2,211,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading supplier of automotive aftermarket non-discretionary replacement parts, and test solutions and diagnostic equipment. These replacement parts are primarily sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s test solutions and diagnostic equipment primarily serves the global automotive component and powertrain testing market. The Company’s products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake-related products, which include brake calipers, brake boosters, brake rotors, brake pads, and brake master cylinders, and (iv) other products, which include (a) turbochargers and (b) test solutions and diagnostic equipment used for electric vehicle powertrain development and manufacturing including electric motor test systems, e-axle test systems, advanced power emulators, charging unit test systems, test systems for alternators and starters, belt starter generators, bench-top testers, and specialized test services for electric vehicle inverters.

The Company primarily ships its products from its facilities, including the Company’s 410,000 square foot distribution center in Tijuana, Mexico, and various third-party warehouse distribution centers in North America.

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

2. Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued guidance that simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification (“ASC”) 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application. This guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2020. The adoption of this guidance on April 1, 2021 did not have any material impact on the Company’s consolidated financial statements.

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

Segment Reporting

Pursuant to the guidance provided under the FASB ASC for segment reporting, the Company has identified its chief operating decision maker (“CODM”), reviewed the documents used by the CODM, and understands how such documents are used by the CODM to make financial and operating decisions. The Company has determined through this review process that its business comprises three separate operating segments. All of the operating segments meet all the aggregation criteria and are aggregated.

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

Remanufactured finished goods include: (i) the Used Core cost and (ii) the cost of component raw materials, and allocations of labor and variable and fixed overhead costs (the “Unit Cost”). The allocations of labor and variable and fixed overhead costs are based on the actual use of the production facilities over the prior 12 months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, the Company excludes certain unallocated overhead such as severance costs, duplicative facility overhead costs, start-up costs, training, and spoilage from the calculation and expenses these unallocated overhead costs as period costs. Purchased finished goods also include an allocation of fixed overhead costs.

The estimate of net realizable value is subjective and based on management’s judgment and knowledge of current industry demand and management’s projections of industry demand. The estimates may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that in management’s judgment impact its ability to sell or liquidate potentially excess or obsolete inventory. Net realizable value is determined at least quarterly as follows:

•
Net realizable value for finished goods by customer, by product line are determined based on the agreed upon selling price with the customer for a product in the trailing 12 months. The Company compares the average selling price, including any discounts and allowances, to the finished goods cost of on-hand inventory, less any reserve for excess and obsolete inventory. Any reduction of value is recorded as cost of goods sold in the period in which the revaluation is identified.

•
Net realizable value for Used Cores are determined based on current core purchase prices from core brokers to the extent that core purchases in the trailing 12 months are significant. Remanufacturing consumes, on average, more than one Used Core for each remanufactured unit produced since not all Used Cores are reusable. The yield rates depend upon both the product and consumer specifications. The Company purchases Used Cores from core brokers to supplement its yield rates and Used Cores not returned under the core exchange programs. The Company also considers the net selling price its customers have agreed to pay for Used Cores that are not returned under its core exchange programs to assess whether Used Core cost exceeds Used Core net realizable value on a by customer, by product line basis. Any reduction of core cost is recorded as cost of goods sold in the period in which the revaluation is identified.

•
The Company records an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. The Company periodically reviews inventory to identify excess quantities and part numbers that are experiencing a reduction in demand. Any part numbers with quantities identified during this process are reserved for at rates based upon management’s judgment, historical rates, and consideration of possible scrap and liquidation values which may be as high as 100% of cost if no liquidation market exists for the part. As a result of this process, the Company recorded reserves for excess and obsolete inventory of $13,520,000 and $13,246,000 at March 31, 2022 and 2021, respectively.

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

Remanufactured Cores held at customers’ locations as a part of the finished goods sold to the customer are classified as long-term contract assets. These assets are valued at the lower of cost or net realizable value of Used Cores on hand (See Inventory above). For these Remanufactured Cores, the Company expects the finished good containing the Remanufactured Core to be returned under the Company’s general right of return policy or a similar Used Core to be returned to the Company by the customer, under the Company’s core exchange programs, in each case for credit. The Remanufactured Cores and Used Cores returned by consumers to the Company’s customers but not yet returned to the Company are classified as “Cores expected to be returned by customers”, which are included in short-term contract assets until the Company physically receives them during its normal operating cycle, which is generally one year.

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

Core premiums paid to customers represent the difference between the Remanufactured Core acquisition price paid to customers, generally in connection with new business, and the related Used Core cost, which is treated as an asset and recognized as a reduction of revenue through the later of the date at which related revenue is recognized or the date at which the sales incentive is offered. The Company considers, among other things, the length of its largest ongoing customer relationships, duration of customer contracts, and the average life of vehicles on the road in determining the appropriate period of time over which to amortize these premiums. These core premiums are amortized over a period typically ranging from six to eight years, adjusted for specific circumstances associated with the arrangement. Core premiums are recorded as long-term contract assets. Core premiums expected to be amortized within the Company’s normal operating cycle, which is generally one year, are classified as short-term contract assets.

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

The primary components of the Company’s income tax expense were (i) federal income taxes, (ii) state income taxes, (iii) foreign income taxed at rates that are different from the federal statutory rate, (iv) change in realizable deferred tax items, (v) impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m), and (vi) income taxes associated with uncertain tax positions.

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. The Company makes these estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s future plans. A valuation allowance is established when the Company believes it is not more likely than not all or some deferred tax assets will be realized. In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction in which they arise, the Company considers all available positive and negative evidence. Deferred tax assets arising primarily as a result of net operating loss carry-forwards and research and development credits in connection with the Company’s Canadian operations have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Should the actual amount differ from the Company’s estimates, the amount of the valuation allowance could be impacted.

The Company has made an accounting policy election to recognize the U.S. tax effects of global intangible low-taxed income as a component of income tax expense in the period the tax arises.

Plant and Equipment

Plant and equipment are stated at cost, less accumulated depreciation. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred. Depreciation is provided on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Machinery and equipment are depreciated over a range from five to ten years. Office equipment and fixtures are depreciated over a range from three to ten years. Leasehold improvements are depreciated over the lives of the respective leases or the service lives of the leasehold improvements, whichever is shorter. Depreciation of assets recorded under finance leases is included in depreciation expense. The Company evaluates plant and equipment, including leasehold improvements, equipment, construction in progress, and right-of-use assets for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. There was no impairment recorded during the years ended March 31, 2022, 2021, or 2020.

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

The Company has material non-functional currency leases. As required for other monetary liabilities, lessees shall remeasure a foreign currency-denominated lease liability using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates, which are not affected by subsequent changes in the exchange rates. The Company recorded gains of $1,989,000 and $9,893,000 during the years ended March 31, 2022 and 2021, respectively, and a loss of $11,710,000 during the year ended March 31, 2020, which are included in “foreign exchange impact of lease liabilities and forward contracts” in the consolidated statements of operations. See Note 10 for additional information regarding the Company’s leases.

Goodwill

The Company evaluates goodwill for impairment at least annually during the fourth quarter of each fiscal year or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The goodwill impairment test is performed at the reporting unit level, which represents the Company’s operating segments. In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company’s qualitative assessment indicates that goodwill impairment is more likely than not, it will proceed with performing the quantitative assessment. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value of the reporting unit exceeds its fair value an impairment loss will be recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. The Company completes the required annual testing of goodwill impairment for each of the reporting units during the fourth quarter of the year. No impairment was recorded during the years ended March 31, 2022, 2021, or 2020.

Intangible Assets

The Company’s intangible assets other than goodwill are finite–lived and amortized on a straight-line basis over their respective useful lives. The Company analyzes its finite-lived intangible assets for impairment when and if indicators of impairment exist. No impairment was recorded during the years ended March 31, 2022, 2021, or 2020.

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

Foreign Currency Translation

For financial reporting purposes, the functional currency of the foreign subsidiaries is the local currency. The assets and liabilities of foreign operations for which the local currency is the functional currency are translated into the U.S. dollar at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates during the year. The accumulated foreign currency translation adjustment is presented as a component of comprehensive income or loss in the consolidated statements of shareholders’ equity. During the years ended March 31, 2022 and 2021, aggregate foreign currency transaction gains of $239,000 and $1,144,000, respectively, and a loss of $789,000 for the year ended March 31, 2020, were recorded in general and administrative expenses.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses for the years ended March 31, 2022, 2021 and 2020 were $1,007,000, $507,000 and $773,000, respectively.

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

The following presents a reconciliation of basic and diluted net income (loss) per share.

	Years Ended March 31,
	2022	2021	2020
Net income (loss)	$7,361,000	$21,476,000	$(7,290,000)
Basic shares	19,119,727	19,023,145	18,913,788
Effect of dilutive stock options and warrants	439,919	364,410	-
Diluted shares	19,559,646	19,387,555	18,913,788
Net income (loss) per share:
Basic net income (loss) per share	$0.38	$1.13	$(0.39)
Diluted net income (loss) per share	$0.38	$1.11	$(0.39)

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net income (loss) per share. For the years ended March 31, 2022, 2021 and 2020, there were 725,998, 1,279,251, and 1,738,106, respectively, of potential common shares not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive.

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

Share-Based Payments

The Company has share-based compensation plans and recognizes compensation expense over the requisite service period for its share-based plans based on the fair value of the awards on the date of the grant, award or issuance and accounts for forfeitures as they occur. Share-based plans include stock option awards, restricted stock units, restricted stock awards, and performance stock units issued under the Company’s incentive plans. The cost is measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, based on the closing share price of the Company’s stock on the grant date for restricted stock units and restricted stock awards, based on the closing share price of the Company’s stock on the grant date for performance stock units subject to performance conditions, and based on the estimated fair value of the award using the Monte Carlo valuation model for performance stock units subject to market conditions. See Note 18 for further information concerning the Company’s share-based payments.

The Black-Scholes option-pricing model and Monte Carlo valuation model require the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

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

Deferred Compensation Plan

The Company has a deferred compensation plan for certain members of management. The plan allows participants to defer salary and bonuses. The assets of the plan, which are held in a trust and are subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency, are recorded as short-term investments in the consolidated balance sheets. Consequently, the trust qualifies as a Rabbi trust for income tax purposes. The plan’s assets consist primarily of mutual funds and are recorded at market value with any unrealized gain or loss recorded as general and administrative expense. The carrying value of plan assets was $2,202,000 and $1,652,000, and the deferred compensation liability, which is included in other current liabilities in the accompanying consolidated balance sheets, was $2,202,000 and $1,652,000 at March 31, 2022 and 2021, respectively. During the years ended March 31, 2022, 2021, and 2020, the Company made contributions of $119,000, $96,000 and $79,000, respectively.

During the year ended March 31, 2022, the Company did not redeem any of its short-term investments for the payment of deferred compensation liabilities. During the year ended March 31, 2021, the Company redeemed $46,000 of its short-term investments for the payment of deferred compensation liabilities.

The following summarizes the gain (loss) on the Company’s equity investments:

	Years Ended March 31,
	2022	2021	2020
Net gain recognized on equity securities	$163,000	$521,000	$96,000
Less: net gain recognized on equity securities sold	-	10,000	193,000
Unrealized gain (loss) recognized on equity securities still held	$163,000	$511,000	$(97,000)

Comprehensive Income or Loss

Comprehensive income or loss is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income or loss consists of net unrealized income or loss from foreign currency translation adjustments.

3. Goodwill and Intangible Assets

Goodwill

The Company had goodwill of $3,205,000 at March 31, 2022 and 2021.

Intangible Assets

The following is a summary of acquired intangible assets subject to amortization:

		March 31, 2022		March 31, 2021
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization	0
Trademarks	9 years	$705,000	$513,000	$842,000	$551,000
Customer relationships	11 years	8,799,000	6,188,000	8,780,000	5,305,000
Developed technology	5 years	2,888,000	1,892,000	2,870,000	1,307,000
Total	9 years	$12,392,000	$8,593,000	$12,492,000	$7,163,000

During the years ended March 31, 2022 and 2021, the Company retired $136,000 and $291,000, respectively, of fully amortized intangible assets.

Amortization expense for acquired intangible assets is as follows:

	Years Ended March 31,
	2022	2021	2020

Amortization expense	$1,548,000	$1,571,000	$1,770,000

The estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending March 31,
2023	$1,520,000
2024	1,133,000
2025	514,000
2026	369,000
2027	263,000
Total	$3,799,000

4. Accounts Receivable — Net

The Company has trade accounts receivable that result from the sale of goods and services. Accounts receivable — net includes offset accounts related to customer payment discrepancies, returned goods authorizations (“RGAs”) issued for in-transit unit returns, and allowances for credit losses.

Accounts receivable — net is comprised of the following:

	March 31, 2022	March 31, 2021

Accounts receivable — trade	$98,734,000	$81,549,000
Allowance for credit losses	(375,000)	(348,000)
Customer payment discrepancies	(1,375,000)	(752,000)
Customer returns RGA issued	(11,909,000)	(17,327,000)
Less: total accounts receivable offset accounts	(13,659,000)	(18,427,000)
Total accounts receivable — net	$85,075,000	$63,122,000

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected. During the year ended March 31, 2021, the Company wrote off amounts previously fully reserved for in connection the bankruptcy filing of one of its customers.

	Years Ended March 31,
	2022	2021
Balance at beginning of period	$348,000	$4,252,000
Provision for expected credit losses	95,000	99,000
Recoveries	-	(100,000)
Amounts written off charged against the allowance	(68,000)	(3,903,000)
Balance at end of period	$375,000	$348,000

5. Inventory

Inventory is comprised of the following:

	March 31, 2022	March 31, 2021

Raw materials	$150,414,000	$128,190,000
Work in process	6,880,000	5,233,000
Finished goods	226,729,000	168,184,000
	384,023,000	301,607,000
Less allowance for excess and obsolete inventory	(13,520,000)	(13,246,000)

Total	$370,503,000	$288,361,000

Inventory unreturned	$15,001,000	$14,552,000

6. Contract Assets

During the years ended March 31, 2022 and 2021, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $4,671,000 and $4,600,000, respectively.

Contract assets are comprised of the following:

	March 31, 2022	March 31, 2021
Short-term contract assets
Cores expected to be returned by customers	$15,778,000	$17,657,000
Upfront payments to customers	517,000	684,000
Finished goods premiums paid to customers	584,000	405,000
Core premiums paid to customers	10,621,000	8,194,000
Total short-term contract assets	$27,500,000	$26,940,000

Remanufactured cores held at customers’ locations	$258,376,000	$229,918,000
Upfront payments to customers	210,000	486,000
Finished goods premiums paid to customers	2,806,000	2,731,000
Core premiums paid to customers	43,294,000	31,509,000
Long-term core inventory deposits	5,569,000	5,569,000
Total long-term contract assets	$310,255,000	$270,213,000

7. Plant and Equipment

Plant and equipment is comprised of the following:

	March 31, 2022	March 31, 2021

Machinery and equipment	$63,094,000	$58,957,000
Office equipment and fixtures	31,434,000	28,758,000
Leasehold improvements	13,473,000	12,152,000
	108,001,000	99,867,000
Less accumulated depreciation	(56,939,000)	(46,013,000)

Total	$51,062,000	$53,854,000

Plant and equipment located in the foreign countries where the Company has facilities, net of accumulated depreciation, totaled $44,348,000 and $45,831,000, of which $40,912,000 and $42,215,000 is located in Mexico, at March 31, 2022 and 2021, respectively.

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

In May 2021, the Company entered into a third amendment to the Credit Facility (the “Third Amendment”). The Third Amendment, among other things, (i) extended the maturity date from June 5, 2023 to May 28, 2026, (ii) modified the fixed charge coverage ratio financial covenant, and (iii) modified the definition of “Consolidated EBITDA”. The Company capitalized $1,159,000 of new debt issuance costs in connection with the Third Amendment.

The Term Loans require quarterly principal payments of $937,500. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Term Loans and Revolving Facility was 2.99% and 3.13% respectively, at March 31, 2022, and 2.62% at March 31, 2021.

The Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants at March 31, 2022.

The Company had cash of $23,016,000 at March 31, 2022, however, the Credit Facility allows up to $6,000,000 of credit for cash when computing the senior leverage ratio. In addition to other covenants, the Credit Facility places limits on the Company’s ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, redeem, or repurchase capital stock, alter the business conducted by the Company and its subsidiaries, transact with affiliates, prepay, redeem, or purchase subordinated debt, and amend or otherwise alter debt agreements.

The Company’s Term Loans are comprised of the following:

	March 31, 2022	March 31, 2021

Principal amount of Term Loans	$16,875,000	$20,625,000
Unamortized financing fees	(181,000)	(161,000)
Net carrying amount of Term Loans	16,694,000	20,464,000
Less current portion of Term Loans	(3,670,000)	(3,678,000)
Long-term portion of Term Loans	$13,024,000	$16,786,000

Future repayments of the Company’s Term Loans are as follows:

Year Ending March 31,
2023	$3,750,000
2024	3,750,000
2025	3,750,000
2026	3,750,000
2027	1,875,000
Total payments	$16,875,000

The Company had $155,000,000 and $84,000,000 outstanding under the Revolving Facility at March 31, 2022 and 2021, respectively. In addition, $6,370,000 was reserved for letters of credit at March 31, 2022. At March 31, 2022, after certain adjustments, $77,250,000 was available under the Revolving Facility.

9. Contract Liabilities

Contract liabilities are comprised of the following:

	March 31, 2022	March 31, 2021
Short-term contract liabilities
Customer core returns accruals	$12,322,000	$12,710,000
Customer allowances earned	22,018,000	16,513,000
Customer deposits	3,306,000	2,234,000
Finished goods liabilities	1,537,000	1,883,000
Core bank liability	1,634,000	1,585,000
Accrued core payment	1,679,000	6,147,000
Total short-term contract liabilities	$42,496,000	$41,072,000

Long-term contract liabilities
Customer core returns accruals	$154,940,000	$103,719,000
Customer allowances earned	41,000	313,000
Finished goods liabilities	1,588,000	2,678,000
Core bank liability	15,267,000	16,903,000
Accrued core payment	928,000	1,610,000
Total long-term contract liabilities	$172,764,000	$125,223,000

10. Leases

The Company leases various facilities in North America and Asia under operating leases expiring through August 2033. During the first quarter of fiscal 2022, the Company renewed the lease for its corporate headquarters in Torrance, California, for an additional 10-year period, which resulted in an increase in the operating lease liability of $15,537,000. The Company also has finance leases for certain office and manufacturing equipment, which generally range from three to five years.

The Company has material non-functional currency leases, which resulted in a remeasurement gains of $1,989,000 and $9,893,000 during the years ended March 31, 2022 and 2021, respectively, and a loss of $11,710,000 during the year ended March 31, 2020. These remeasurement gains are included in “foreign exchange impact of lease liabilities and forward contracts” in the consolidated statements of operations.

Balance sheet information for leases is comprised of the following:

		March 31, 2022	March 31, 2021
Leases	Classification
Assets:
Operating	Operating lease assets	$81,997,000	$71,513,000
Finance	Plant and equipment	7,470,000	8,852,000
Total leased assets		$89,467,000	$80,365,000

Liabilities:
Current
Operating	Operating lease liabilities	$6,788,000	$6,439,000
Finance	Other current liabilities	2,330,000	2,640,000
Long-term
Operating	Long-term operating lease liabilities	80,803,000	70,551,000
Finance	Other liabilities	3,425,000	4,995,000
Total lease liabilities		$93,346,000	$84,625,000

Lease cost recognized in the consolidated statement of operations is comprised of the following:

	Years Ended March 31,
	2022	2021	2020
Lease cost
Operating lease cost	$12,472,000	$11,527,000	$8,733,000
Short-term lease cost	1,462,000	1,383,000	1,263,000
Variable lease cost	1,011,000	825,000	600,000
Finance lease cost:
Amortization of finance lease assets	2,088,000	1,762,000	1,616,000
Interest on finance lease liabilities	345,000	379,000	281,000
Total lease cost	$17,378,000	$15,876,000	$12,493,000

Maturities of lease commitments at March 31, 2022 were as follows:

Maturity of lease liabilities by fiscal year	Operating Leases	Finance Leases	Total
2023	$11,497,000	$2,549,000	$14,046,000
2024	10,034,000	1,747,000	11,781,000
2025	10,092,000	1,246,000	11,338,000
2026	10,350,000	553,000	10,903,000
2027	10,497,000	89,000	10,586,000
Thereafter	64,620,000	-	64,620,000
Total lease payments	117,090,000	6,184,000	123,274,000
Less amount representing interest	(29,499,000)	(429,000)	(29,928,000)
Present value of lease liabilities	$87,591,000	$5,755,000	$93,346,000

Other information about leases is as follows:

	March 31, 2022	March 31, 2021
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	2.9	3.4
Operating leases	10.4	11.1
Weighted-average discount rate:
Finance leases	5.1%	5.3%
Operating leases	5.7%	5.9%

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

The following is a summary of the Company’s accounts receivable discount programs:

	Fiscal Years Ended March 31,
	2022	2021

Receivables discounted	$525,441,000	$491,285,000
Weighted average days	336	334
Weighted average discount rate	1.9%	2.1%
Amount of discount as interest expense	$9,197,000	$9,513,000

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $44,968,000 and $41,819,000 at March 31, 2022 and 2021, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are included in “foreign exchange impact of lease liabilities and forward contracts” in the consolidated statements of operations.

The following shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	(Loss) Gain Recognized as Foreign Exchange Impact of Lease Liabilities and Forward Contracts
Derivatives Not Designated as	Years Ended March 31,
Hedging Instruments	2022	2021	2020

Forward foreign currency exchange contracts	$(316,000)	$7,713,000	$(6,491,000)

The fair value of the forward foreign currency exchange contracts of $1,113,000 and $1,429,000 are included in prepaid and other current assets in the consolidated balance sheets at March 31, 2022 and 2021, respectively. The changes in the fair values of forward foreign currency exchange contracts are included in “foreign exchange impact of lease liabilities and forward contracts” in the consolidated statements of cash flows for the years ended March 31, 2022, 2021, and 2020.

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

The following sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis according to the valuation techniques the Company used to determine their fair values at:

	March 31, 2022				March 31, 2021
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$2,202,000	$2,202,000	$-	$-	$1,652,000	$1,652,000	$-	$-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	1,113,000	-	1,113,000	-	1,429,000	-	1,429,000	-

Liabilities
Accrued liabilities
Short-term contingent consideration	-	-	-	-	910,000	-	-	910,000
Other current liabilities
Deferred compensation	2,202,000	2,202,000	-	-	1,652,000	1,652,000	-	-

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

Contingent Consideration

In December 2018, the Company completed the acquisition of certain assets and assumption of certain liabilities from Mechanical Power Conversion, LLC (“E&M”). The Company was contingently obligated to make additional payments to the former owners of E&M up to an aggregate of $5,200,000 over a three-year period. During the year ended March 31, 2022, the Company paid $977,000 to the former owners of E&M.

The following table summarizes the activity for financial assets and liabilities utilizing Level 3 fair value measurements:

	Years Ended March 31,
	2022	2021
	Contingent Consideration	Contingent Consideration
Beginning balance	$910,000	$2,653,000
Newly issued	-	-
Changes in revaluation of contingent consideration included in earnings	67,000	230,000
Exercises/settlements	(977,000)	(1,973,000)
Ending balance	$-	$910,000

During the years ended March 31, 2022 and 2021, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

The following summarizes the changes in the warranty return accrual:

	Years Ended March 31,
	2022	2021	2020

Balance at beginning of year	$21,093,000	$18,300,000	$19,475,000
Charged to expense	118,675,000	111,025,000	112,590,000
Amounts processed	(119,643,000)	(108,232,000)	(113,765,000)
Balance at end of year	$20,125,000	$21,093,000	$18,300,000

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

The following summarizes the breakout of allowances discussed above, recorded as a reduction to revenues:

	Years Ended March 31,
	2022	2021	2020

Allowances incurred under long-term customer contracts	$19,348,000	$29,238,000	$26,733,000
Allowances related to a single exchange of product	129,283,000	99,768,000	97,408,000
Amortization of core premiums paid to customers	11,242,000	6,590,000	4,501,000
Total customer allowances recorded as a reduction of revenues	$159,873,000	$135,596,000	$128,642,000

The following presents the Company’s commitments to incur allowances, excluding allowances related to a single exchange of product, which will be recognized as a reduction to revenue when the related revenue is recognized:

Year Ending March 31,
2023	$23,672,000
2024	10,134,000
2025	9,133,000
2026	8,579,000
2027	7,978,000
Thereafter	11,137,000
Total marketing allowances	$70,633,000

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

15. Significant Customer and Other Information

Significant Customer Concentrations

The Company’s largest customers accounted for the following total percentage of net sales:

	Years Ended March 31,
	2022	2021	2020

Customer A	38%	42%	38%
Customer B	18%	22%	20%
Customer C	29%	23%	26%

The Company’s largest customers accounted for the following total percentage of accounts receivable — trade:

	March 31, 2022	March 31, 2021

Customer A	42%	50%
Customer B	21%	23%
Customer C	9%	-%

Geographic and Product Information

The Company’s products are predominantly sold in the U.S. and accounted for the following total percentage of net sales:

	Years Ended March 31,
	2022	2021	2020

Rotating electrical products	69%	73%	73%
Wheel hub products	13%	15%	15%
Brake-related products	15%	10%	9%
Other products	3%	2%	3%
	100%	100%	100%

Significant Supplier Concentrations

No suppliers accounted for more than 10% of the Company’s inventory purchases for the years ended March 31, 2022, 2021, and 2020.

16. Income Taxes

The income tax expense (benefit) is as follows:

	Years Ended March 31,
	2022	2021	2020
Current tax expense
Federal	$8,572,000	$5,734,000	$5,313,000
State	1,478,000	722,000	1,454,000
Foreign	3,180,000	3,364,000	1,566,000
Total current tax expense	13,230,000	9,820,000	8,333,000
Deferred tax (benefit) expense
Federal	(6,411,000)	(1,909,000)	(4,516,000)
State	(659,000)	118,000	(1,567,000)
Foreign	(372,000)	1,358,000	(3,261,000)
Total deferred tax benefit	(7,442,000)	(433,000)	(9,344,000)
Total income tax expense (benefit)	$5,788,000	$9,387,000	$(1,011,000)

Deferred income taxes consist of the following:

	March 31, 2022	March 31, 2021
Assets
Allowance for bad debts	$99,000	$85,000
Customer allowances earned	5,321,000	4,135,000
Allowance for stock adjustment returns	1,651,000	3,086,000
Inventory adjustments	3,815,000	4,323,000
Stock options	2,984,000	2,562,000
Operating lease liabilities	23,894,000	21,595,000
Estimate for returns	25,445,000	16,479,000
Accrued compensation	3,515,000	2,362,000
Net operating losses	4,617,000	4,210,000
Tax credits	2,018,000	1,828,000
Other	3,833,000	3,003,000
Total deferred tax assets	$77,192,000	$63,668,000
Liabilities
Plant and equipment, net	(1,051,000)	(2,083,000)
Intangibles, net	(13,088,000)	(9,840,000)
Operating lease	(23,421,000)	(20,950,000)
Other	(5,960,000)	(5,324,000)
Total deferred tax liabilities	$(43,520,000)	$(38,197,000)
Less valuation allowance	$(6,816,000)	$(6,163,000)
Total	$26,856,000	$19,308,000

As of March 31, 2022, the Company had federal net operating loss carryforwards of $789,000 related to its January 2019 acquisition, state net operating loss carryforwards of $537,000 and foreign net operating loss carryforwards of $16,709,000. The federal net operating loss carryforwards expire beginning in fiscal year 2033, the state net operating loss carryforwards expire beginning in fiscal year 2033, and the foreign net operating loss carryforwards expire beginning in fiscal year 2038. As of March 31, 2022, the Company also had non-US tax credit carryforwards of $2,018,000, which will expire beginning in fiscal year 2034. A full valuation allowance was established on the federal and foreign net operating loss and tax credits carryforward as the Company believes it is more likely than not these tax attributes would not be realizable in the future. The net increase in the valuation allowance was $653,000 during the year ended March 31, 2022.

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. The Company makes these estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s future plans. A valuation allowance is established when the Company believes it is not more likely than not all or some deferred tax assets will be realized. In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction in which they arise, the Company considers all available positive and negative evidence. Deferred tax assets arising primarily as a result of non-US net operating loss carry-forwards and non-US research and development credits in connection with the Company’s Canadian operations have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Should the actual amount differ from the Company’s estimates, the amount of the valuation allowance could be impacted.

For the years ended March 31, 2022, 2021, and 2020, the primary components of the Company’s income tax expense were (i) federal income taxes, (ii) state income taxes, (iii) foreign income taxed at rates that are different from the federal statutory rate, (iv) change in realizable deferred tax items, (v) impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m), and (vi) income taxes associated with uncertain tax positions

The difference between the income tax expense at the federal statutory rate and the Company’s effective tax rate is as follows:

	Years Ended March 31,
	2022	2021	2020

Statutory federal income tax rate	21.0%	21.0%	21.0%
State income tax rate, net of federal benefit	4.1%	2.2%	(3.7)%
Excess tax benefit from stock compensation	(0.4)%	0.5%	(1.3)%
Foreign income taxed at different rates	4.9%	1.9%	13.8%
Return to provision adjustments	(0.9)%	0.4%	(1.5)%
Non-deductible executive compensation	7.2%	1.9%	(4.0)%
Change in valuation allowance	5.0%	2.2%	(18.7)%
Net operating loss carryback	(0.4)%	-%	4.8%
Uncertain tax positions	6.1%	0.3%	2.1%
Research and development credit	(0.9)%	(0.3)%	1.1%
Other income tax	(1.7)%	0.3%	(1.4)%
	44.0%	30.4%	12.2%

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions with varying statutes of limitations. At March 31, 2022, the Company is not under examination in any jurisdiction and the years ended March 31, 2017 through 2022 remain subject to examination. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended March 31,
	2022	2021	2020

Balance at beginning of period	$1,104,000	$1,011,000	$1,083,000
Additions based on tax positions related to the current year	352,000	249,000	362,000
Additions for tax positions of prior year	581,000	67,000	-
Reductions for tax positions of prior year	(62,000)	(223,000)	(434,000)
Balance at end of period	$1,975,000	$1,104,000	$1,011,000

At March 31, 2022, 2021 and 2020, there are $1,632,000, $923,000, and $823,000, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as part of income tax expense. During the years ended March 31, 2022, 2021, and 2020, the Company recognized interest and penalties of approximately $112,000, $(16,000), and $(50,000), respectively. The Company had approximately $170,000 and $58,000 for the payment of interest and penalties accrued at March 31, 2022 and 2021, respectively.

With the exception of its earnings from its Singapore subsidiary, the Company intends to indefinitely reinvest its undistributed earnings from foreign subsidiaries in foreign operations. No incremental U.S. Federal tax or withholding taxes have been provided for these earnings.

17. Defined Contribution Plans

The Company has a 401(k) plan covering all employees who are 21 years of age with at least six months of service. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching 50% of each participating employee’s contribution up to the first 6% of employee compensation. Employees are immediately vested in their voluntary employee contributions and vest in the Company’s matching contributions ratably over five years. The Company’s matching contribution to the 401(k) plan was $578,000, $507,000, and $496,000 for the years ended March 31, 2022, 2021, and 2020, respectively.

18. Share-based Payments

At March 31, 2022, there were 342,000 shares of the Company’s common stock reserved for grants to the Company’s non-employee directors under the 2014 Non-Employee Director Incentive Award Plan (the “2014 Plan”). Under the 2014 Plan, (i) 82,324 and 69,732 of restricted stock units were outstanding and (ii) 628 and 76,746 shares of common stock were available for grant under this plan at March 31, 2022 and 2021, respectively.

At March 31, 2022, there were 5,150,000 shares of common stock reserved for grant to all employees of the Company under the 2010 Incentive Award Plan (the “2010 Plan”). At March 31, 2022 and 2021, respectively, there was (i) 216,739 and 184,752 shares of restricted stock units were outstanding, (ii) options to purchase 1,674,499 and 1,714,885 shares of common stock were outstanding, (iii) 100,000 and 100,000 restricted shares were outstanding, and (iv) 84,593 and no shares of performance stock units were outstanding under the 2010 Plan. At March 31, 2022 and 2021, there were 682,160 and 1,267,802 shares of common stock were available for grant, respectively.

In addition, at March 31, 2022 and 2021, options to purchase 21,000 and 30,000 shares of common stock, respectively, were outstanding under the 2004 Non-Employee Director Stock Option Plan. No options remain available for grant under this plan.

Stock Options

The Company did not grant any stock options during the year ended March 31, 2022. The following summarizes the Black-Scholes option-pricing model assumptions used to derive the weighted average fair value of the stock options granted during the years ended March 31, 2021 and 2020.

	Years Ended March 31,
	2021	2020

Weighted average risk free interest rate	0.44%	1.76%
Weighted average expected holding period (years)	5.96	5.70
Weighted average expected volatility	44.90%	42.50%
Weighted average expected dividend yield	-	-
Weighted average fair value of options granted	$6.43	$8.27

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price

Outstanding at March 31, 2021	1,744,885	$17.51
Granted	-	$-
Exercised	(35,429)	$15.07
Forfeited	(13,957)	$20.74
Outstanding at March 31, 2022	1,695,499	$17.53

At March 31, 2022, options to purchase 314,359 shares of common stock were unvested at the weighted average exercise price of $16.52.

Based on the market value of the Company’s common stock at March 31, 2022, 2021, and 2020, the pre-tax intrinsic value of options exercised was $245,000, $546,000, and $508,000, respectively. The total fair value of stock options vested during the years ended March 31, 2022, 2021, and 2020 was $2,174,000, $2,184,000, and $2,189,000, respectively.

The following summarizes information about the options outstanding at March 31, 2022:

	Options Outstanding				Options Exercisable
Range of Exercise price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value
$5.20 to $6.47	301,234	$6.46	0.74		301,234	$6.46	0.74
$6.48 to $18.20	504,241	13.40	6.02		277,422	11.93	4.24
$18.21 to $22.83	468,467	19.59	6.80		380,927	19.51	6.69
$22.84 to $28.04	192,233	26.26	4.50		192,233	26.26	4.50
$28.05 to $34.17	229,324	29.62	3.95		229,324	29.62	3.95
	1,695,499	$17.53	4.84	$5,657,000	1,381,140	$17.76	4.14	$5,061,000

The aggregate intrinsic values in the above table represent the pre-tax value of all in-the-money options if all such options had been exercised on March 31, 2022 based on the Company’s closing stock price of $17.83 as of that date.

At March 31, 2022, there was $1,065,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 1.0 year.

Restricted Stock Units and Restricted Stock (collectively “RSUs”)

During the years ended March 31, 2022 and 2021 the Company granted 263,703 and 251,801 shares of RSUs, respectively, with an estimated grant date fair value of $5,775,000 and $4,150,000, respectively, which was based on the closing market price on the date of grant. The fair value related to these awards is recognized as compensation expense over the vesting period. These awards generally vest in three equal installments beginning each anniversary from the grant date, subject to continued employment. Upon vesting, these awards may be net share settled to cover the required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. Total shares withheld during the years ended March 31, 2022 and 2021 were 84,762 and 22,202, respectively, based on the value of these awards as determined by the Company’s closing stock price on the vesting date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at March 31, 2021	354,484	$17.22
Granted	263,703	$21.90
Vested	(216,617)	$17.78
Forfeited	(2,507)	$20.72
Outstanding at March 31, 2022	399,063	$19.98

As of March 31, 2022, there was $4,080,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 1.5 years.

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

Adjusted EBITDA and net sales are considered performance conditions. The Company will reassess the probability of achieving each performance condition separately at each reporting period. TSR is considered a market condition because it measures the Company’s return against the performance of the Russell 3000, excluding companies classified as financials and real estate, over a given period of time. Compensation cost related to the TSR award will not be adjusted even if the market condition is not met.

The Company calculated the fair value of the PSUs for each component individually. The fair value of PSUs subject to performance conditions is equal to the closing stock price on the grant date. The fair value of PSUs subject to the market condition is determined using the Monte Carlo valuation model.

The following table summarizes the assumptions used in determining the fair value of the TSR awards:

Year Ended March 31,
2022
Risk free interest rate	0.47%
Expected life in years	3
Expected volatility of MPA common stock	53.70%
Expected average volatility of peer companies	59.30%
Average correlation coefficient of peer companies	26.70%
Expected dividend yield	-
Grant date fair value	$26.89

The following is a summary of non-vested PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2021	-	$-
Granted	84,593	$23.19
Vested	-	$-
Forfeited	-	$-
Outstanding at March 31, 2022	84,593	$23.19

At March 31, 2022, there was $1,448,000 of unrecognized compensation expense related to these awards, which will be recognized over the weighted average remaining vesting period of approximately 2.2 years.

19. Share Repurchase Program

In August 2018, the Company’s board of directors approved an increase in its share repurchase program from $20,000,000 to $37,000,000 of its common stock.  During the years ended March 31, 2022 and 2021, the Company repurchased 106,486 and 54,960 shares of its common stock, respectively, for $1,914,000 and $1,139,000, respectively. During the year ended March 31, 2020 the Company did not repurchase any shares of its common stock. As of March 31, 2022, $18,745,000 was utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in the Company’s Credit Facility. The Company retired the 837,007 shares repurchased under this program through March 31, 2022. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Schedule II — Valuation and Qualifying Accounts

Accounts Receivable — Allowance for credit losses

Years Ended March 31,	Description	Balance at beginning of year	Charge to (recovery of) bad debts expense	Amounts written off	Balance at end of year
2022	Allowance for credit losses	$348,000	$95,000	$68,000	$375,000
2021	Allowance for credit losses	$4,252,000	$(1,000)	$3,903,000	$348,000
2020	Allowance for credit losses	$4,100,000	$610,000	$458,000	$4,252,000

Accounts Receivable — Allowance for customer-payment discrepancies

Years Ended March 31,	Description	Balance at beginning of year	Charge to discrepancies expense	Amounts Processed	Balance at end of year
2022	Allowance for customer-payment discrepancies	$752,000	$2,142,000	$1,519,000	$1,375,000
2021	Allowance for customer-payment discrepancies	$1,040,000	$694,000	$982,000	$752,000
2020	Allowance for customer-payment discrepancies	$854,000	$1,626,000	$1,440,000	$1,040,000

Inventory — Allowance for excess and obsolete inventory

Years Ended March 31,	Description	Balance at beginning of year	Provision for excess and obsolete inventory	Amounts written off	Balance at end of year
2022	0Allowance for excess and obsolete inventory	$13,246,000	$13,504,000	$13,230,000	$13,520,000
2021	Allowance for excess and obsolete inventory	$13,208,000	$12,803,000	$12,765,000	$13,246,000
2020	Allowance for excess and obsolete inventory	$11,899,000	$13,372,000	$12,063,000	$13,208,000

S-1