Form 10-Q
period 2022-09-30
MOTORCAR PARTS OF AMERICA INC
filed 2022-11-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

There were 19,422,181 shares of Common Stock outstanding at November 2, 2022.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2022	March 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$7,611,000	$23,016,000
Short-term investments	1,989,000	2,202,000
Accounts receivable — net	79,861,000	85,075,000
Inventory	401,202,000	385,504,000
Contract assets	33,861,000	27,500,000
Prepaid expenses and other current assets	15,511,000	13,688,000
Total current assets	540,035,000	536,985,000
Plant and equipment — net	47,853,000	51,062,000
Operating lease assets	77,965,000	81,997,000
Long-term deferred income taxes	28,150,000	26,982,000
Long-term contract assets	313,188,000	310,255,000
Goodwill and intangible assets — net	6,046,000	7,004,000
Other assets	1,476,000	1,413,000
TOTAL ASSETS	$1,014,713,000	$1,015,698,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$169,518,000	$168,435,000
Customer finished goods returns accrual	27,516,000	38,086,000
Contract liabilities	50,213,000	42,496,000
Revolving loan	163,000,000	155,000,000
Other current liabilities	4,841,000	11,930,000
Operating lease liabilities	6,752,000	6,788,000
Current portion of term loan	3,670,000	3,670,000
Total current liabilities	425,510,000	426,405,000
Term loan, less current portion	11,171,000	13,024,000
Long-term contract liabilities	181,145,000	172,764,000
Long-term deferred income taxes	115,000	126,000
Long-term operating lease liabilities	78,359,000	80,803,000
Other liabilities	7,715,000	7,313,000
Total liabilities	704,015,000	700,435,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $0.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $0.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $0.01 per share, 50,000,000 shares authorized; 19,423,148 and 19,104,751 shares issued and outstanding at September 30, 2022 and March 31, 2022, respectively	194,000	191,000
Additional paid-in capital	229,489,000	227,184,000
Retained earnings	86,262,000	92,954,000
Accumulated other comprehensive loss	(5,247,000)	(5,066,000)
Total shareholders’ equity	310,698,000	315,263,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,014,713,000	$1,015,698,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

Net sales	$172,543,000	$175,548,000	$336,528,000	$324,582,000
Cost of goods sold	146,027,000	139,597,000	279,710,000	265,060,000
Gross profit	26,516,000	35,951,000	56,818,000	59,522,000
Operating expenses:
General and administrative	14,846,000	14,465,000	28,480,000	26,951,000
Sales and marketing	6,066,000	5,520,000	11,608,000	10,888,000
Research and development	2,670,000	2,495,000	5,783,000	4,996,000
Foreign exchange impact of lease liabilities and forward contracts	1,082,000	3,917,000	1,760,000	1,384,000
Total operating expenses	24,664,000	26,397,000	47,631,000	44,219,000
Operating income	1,852,000	9,554,000	9,187,000	15,303,000
Interest expense, net	9,283,000	3,620,000	16,204,000	7,561,000
(Loss) income before income tax (benefit) expense	(7,431,000)	5,934,000	(7,017,000)	7,742,000
Income tax (benefit) expense	(914,000)	2,251,000	(325,000)	3,198,000
Net (loss) income	$(6,517,000)	$3,683,000	$(6,692,000)	$4,544,000
Basic net (loss) income per share	$(0.34)	$0.19	$(0.35)	$0.24
Diluted net (loss) income per share	$(0.34)	$0.19	$(0.35)	$0.23
Weighted average number of shares outstanding:
Basic	19,272,557	19,135,356	19,197,181	19,094,904
Diluted	19,272,557	19,619,774	19,197,181	19,638,045

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

Net (loss) income	$(6,517,000)	$3,683,000	$(6,692,000)	$4,544,000
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	687,000	611,000	(181,000)	2,444,000
Total other comprehensive income (loss), net of tax	687,000	611,000	(181,000)	2,444,000
Comprehensive (loss) income	$(5,830,000)	$4,294,000	$(6,873,000)	$6,988,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance at March 31, 2022	19,104,751	$191,000	$227,184,000	$92,954,000	$(5,066,000)	$315,263,000
Compensation recognized under employee stock plans	-	-	1,249,000	-	-	1,249,000
Exercise of stock options, net of shares withheld for employee taxes	25,543	-	191,000	-	-	191,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	84,684	1,000	(895,000)	-	-	(894,000)
Foreign currency translation	-	-	-	-	(868,000)	(868,000)
Net loss	-	-	-	(175,000)	-	(175,000)
Balance at June 30, 2022	19,214,978	$192,000	$227,729,000	$92,779,000	$(5,934,000)	$314,766,000
Compensation recognized under employee stock plans	-	-	1,251,000	-	-	1,251,000
Exercise of stock options, net of shares withheld for employee taxes	193,378	2,000	584,000	-	-	586,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	14,792	-	(75,000)	-	-	(75,000)
Foreign currency translation	-	-	-	-	687,000	687,000
Net loss	-	-	-	(6,517,000)	-	(6,517,000)
Balance at September 30, 2022	19,423,148	$194,000	$229,489,000	$86,262,000	$(5,247,000)	$310,698,000

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance at March 31,2021	19,045,386	$190,000	$223,058,000	$85,593,000	$(7,696,000)	$301,145,000
Compensation recognized under employee stock plans	-	-	1,576,000	-	-	1,576,000
Exercise of stock options, net of shares withheld for employee taxes	19,837	-	354,000	-	-	354,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	35,869	1,000	(543,000)	-	-	(542,000)
Foreign currency translation	-	-	-	-	1,833,000	1,833,000
Net income	-	-	-	861,000	-	861,000
Balance at June 30, 2021	19,101,092	$191,000	$224,445,000	$86,454,000	$(5,863,000)	$305,227,000
Compensation recognized under employee stock plans	-	-	1,851,000	-	-	1,851,000
Exercise of stock options, net of shares withheld for employee taxes	7,860	-	78,000	-	-	78,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	63,803	1,000	(1,204,000)	-	-	(1,203,000)
Foreign currency translation	-	-	-	-	611,000	611,000
Net income	-	-	-	3,683,000	-	3,683,000
Balance at September 30, 2021	19,172,755	$192,000	$225,170,000	$90,137,000	$(5,252,000)	$310,247,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(6,692,000)	$4,544,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,214,000	6,364,000
Amortization of interest	698,000	856,000
Amortization of core premiums paid to customers	5,759,000	5,543,000
Amortization of finished goods premiums paid to customers	349,000	324,000
Noncash lease expense	3,873,000	3,656,000
Gain due to the change in the fair value of the contingent consideration	-	70,000
Foreign exchange impact of lease liabilities and forward contracts	1,760,000	1,384,000
Loss (gain) on short-term investments	387,000	(175,000)
Net provision for inventory reserves	8,715,000	6,305,000
Net provision for customer payment discrepancies and credit losses	1,012,000	961,000
Deferred income taxes	(1,230,000)	(434,000)
Share-based compensation expense	2,500,000	3,427,000
Loss on disposal of plant and equipment	16,000	34,000
Changes in operating assets and liabilities:
Accounts receivable	3,370,000	1,403,000
Inventory	(26,286,000)	(34,185,000)
Prepaid expenses and other current assets	(3,039,000)	(859,000)
Other assets	(70,000)	108,000
Accounts payable and accrued liabilities	4,176,000	(21,512,000)
Customer finished goods returns accrual	(10,533,000)	3,005,000
Contract assets, net	(15,556,000)	(47,006,000)
Contract liabilities, net	16,126,000	45,087,000
Operating lease liabilities	(3,249,000)	(2,701,000)
Other liabilities	(5,254,000)	(538,000)
Net cash used in operating activities	(16,954,000)	(24,339,000)
Cash flows from investing activities:
Purchase of plant and equipment	(2,644,000)	(3,238,000)
Purchase of short-term investments	(173,000)	(245,000)
Net cash used in investing activities	(2,817,000)	(3,483,000)
Cash flows from financing activities:
Borrowings under revolving loan	40,000,000	57,000,000
Repayments of revolving loan	(32,000,000)	(21,000,000)
Repayments of term loan	(1,875,000)	(1,875,000)
Payments for debt issuance costs	(21,000)	(1,102,000)
Payments on finance lease obligations	(1,223,000)	(1,427,000)
Exercise of stock options, net of cash used to pay employee taxes	777,000	432,000
Cash used to net share settle equity awards	(969,000)	(1,745,000)
Net cash provided by financing activities	4,689,000	30,283,000
Effect of exchange rate changes on cash and cash equivalents	(323,000)	(73,000)
Net (decrease) increase in cash and cash equivalents	(15,405,000)	2,388,000
Cash and cash equivalents — Beginning of period	23,016,000	15,523,000
Cash and cash equivalents — End of period	$7,611,000	$17,911,000
Supplemental disclosures of cash flow information:
Cash paid for interest, net	$15,343,000	$6,654,000
Cash paid for income taxes, net of refunds	12,336,000	4,525,000
Cash paid for operating leases	5,642,000	5,207,000
Cash paid for finance leases	1,355,000	1,613,000
Plant and equipment acquired under finance leases	529,000	252,000
Assets acquired under operating leases	967,000	15,953,000
Non-cash capital expenditures	272,000	198,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2022
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

2. Basis of Presentation and New Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2022.

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

Accounts receivable — net is comprised of the following:

	September 30, 2022	March 31, 2022
Accounts receivable — trade	$101,989,000	$98,734,000
Allowance for credit losses	(242,000)	(375,000)
Customer payment discrepancies	(1,604,000)	(1,375,000)
Customer returns RGA issued	(20,282,000)	(11,909,000)
Total accounts receivable — net	$79,861,000	$85,075,000

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected.

	Six Months Ended
	September 30,
	2022	2021
Balance at beginning of period	$375,000	$348,000
Provision for expected credit losses	11,000	17,000
Recoveries	-	-
Amounts written off charged against the allowance	(144,000)	(39,000)
Balance at end of period	$242,000	$326,000

4. Inventory

Inventory is comprised of the following:

	September 30, 2022	March 31, 2022
Inventory
Raw materials	$148,948,000	$150,414,000
Work-in-process	7,035,000	6,880,000
Finished goods	243,223,000	226,729,000
	399,206,000	384,023,000
Less allowance for excess and obsolete inventory	(13,577,000)	(13,520,000)
Inventory — net	385,629,000	370,503,000
Inventory unreturned	15,573,000	15,001,000
Total inventory	$401,202,000	$385,504,000

5. Contract Assets

During the three months ended September 30, 2022 and 2021, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $1,269,000 and $1,687,000, respectively. During the six months ended September 30, 2022 and 2021, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $1,841,000 and $2,671,000, respectively.

Contract assets are comprised of the following:

	September 30, 2022	March 31, 2022
Short-term contract assets
Cores expected to be returned by customers	$22,264,000	$15,778,000
Core premiums paid to customers	10,062,000	10,621,000
Upfront payments to customers	958,000	517,000
Finished goods premiums paid to customers	577,000	584,000
Total short-term contract assets	$33,861,000	$27,500,000

Remanufactured cores held at customers’ locations	$262,342,000	$258,376,000
Core premiums paid to customers	42,495,000	43,294,000
Long-term core inventory deposits	5,569,000	5,569,000
Finished goods premiums paid to customers	2,714,000	2,806,000
Upfront payments to customers	68,000	210,000
Total long-term contract assets	$313,188,000	$310,255,000

6. Significant Customer and Other Information

Significant Customer Concentrations

The largest customers accounted for the following percentage of net sales:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net sales
Customer A	39%	40%	38%	37%
Customer B	20%	17%	22%	18%
Customer C	26%	30%	23%	30%
Customer D	4%	2%	4%	2%

The largest customers accounted for the following percentage of accounts receivable – trade:

	September 30, 2022	March 31, 2022
Accounts receivable - trade
Customer A	43%	42%
Customer B	20%	21%
Customer C	2%	9%
Customer D	10%	5%

Geographic and Product Information

The Company’s products are sold predominantly in the U.S. and accounted for the following percentages of net sales:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Product line
Rotating electrical products	67%	73%	67%	71%
Wheel hub products	11%	11%	11%	12%
Brake-related products	20%	14%	19%	15%
Other products	2%	2%	3%	2%
	100%	100%	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three and six months ended September 30, 2022 and 2021.

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

The Term Loans require quarterly principal payments of $937,500. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Term Loans and Revolving Facility was 5.32% and 5.62% respectively, at September 30, 2022, and 2.99% and 3.13% respectively, at March 31, 2022.

On November 3, 2022, the Company entered into a fourth amendment to the Credit Facility (the “Fourth Amendment”). The Fourth Amendment, among other things, (i) modified the fixed charge coverage ratio financial covenant for the fiscal quarters ending September 30, 2022 and December 31, 2022, (ii) modified the senior leverage ratio financial covenant for the fiscal quarter ending September 30, 2022, (iii) modified the definition of “Consolidated EBITDA”, and (iv) replaces LIBOR as the benchmark rate with a replacement benchmark based on the Secured Overnight Financing Rate (“SOFR”) effective beginning November 3, 2022. The modifications to the financial covenants were effective as of September 30, 2022.

The Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants at September 30, 2022, as amended by the Fourth Amendment.

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

The following summarizes information about the Term Loans:

	September 30, 2022	March 31, 2022
Principal amount of Term Loans	$15,000,000	$16,875,000
Unamortized financing fees	(159,000)	(181,000)
Net carrying amount of Term Loans	14,841,000	16,694,000
Less current portion of Term Loans	(3,670,000)	(3,670,000)
Long-term portion of Term Loans	$11,171,000	$13,024,000

Future repayments of the Term Loans are as follows:

Year Ending March 31,
2023 - remaining six months	$1,875,000
2024	3,750,000
2025	3,750,000
2026	3,750,000
2027	1,875,000
Total payments	$15,000,000

The Company had $163,000,000 and $155,000,000 outstanding under the Revolving Facility at September 30, 2022 and March 31, 2022, respectively. In addition, $6,370,000 was outstanding for letters of credit at September 30, 2022. At September 30, 2022, after certain contractual adjustments, $69,250,000 was available under the Revolving Facility.

8. Contract Liabilities

Contract liabilities are comprised of the following:

	September 30, 2022	March 31, 2022
Short-term contract liabilities
Customer core returns accruals	$20,984,000	$12,322,000
Customer allowances earned	18,923,000	22,018,000
Customer deposits	3,876,000	3,306,000
Accrued core payment	2,999,000	1,679,000
Finished goods liabilities	1,771,000	1,537,000
Core bank liability	1,660,000	1,634,000
Total short-term contract liabilities	$50,213,000	$42,496,000

Long-term contract liabilities
Customer core returns accruals	$155,040,000	$154,940,000
Core bank liability	14,432,000	15,267,000
Accrued core payment	10,467,000	928,000
Finished goods liabilities	1,206,000	1,588,000
Customer allowances earned	-	41,000
Total long-term contract liabilities	$181,145,000	$172,764,000

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

In connection with the remeasurement of these leases, the Company recorded losses of $1,041,000 and $1,746,000 during the three months ended September 30, 2022 and 2021, respectively. During the six months ended September 30, 2022 and 2021, the Company recorded a loss of $1,021,000 and a gain of $1,049,000, respectively, in connection with the remeasurement of these leases. These amounts are included in “foreign exchange impact of lease liabilities and forward contracts” in the condensed consolidated statements of operations.

Balance sheet information for leases is as follows:

Leases	Classification	September 30, 2022	March 31, 2022
Assets:
Operating	Operating lease assets	$77,965,000	$81,997,000
Finance	Plant and equipment	6,543,000	7,470,000
Total leased assets		$84,508,000	$89,467,000

Liabilities:
Current
Operating	Operating lease liabilities	$6,752,000	$6,788,000
Finance	Other current liabilities	2,082,000	2,330,000
Long-term
Operating	Long-term operating lease liabilities	78,359,000	80,803,000
Finance	Other liabilities	2,967,000	3,425,000
Total lease liabilities		$90,160,000	$93,346,000

Lease cost recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Lease cost
Operating lease cost	$3,130,000	$3,149,000	$6,295,000	$6,191,000
Short-term lease cost	559,000	375,000	1,013,000	751,000
Variable lease cost	179,000	210,000	364,000	491,000
Finance lease cost:
Amortization of finance lease assets	489,000	565,000	1,028,000	1,064,000
Interest on finance lease liabilities	64,000	89,000	132,000	186,000
Total lease cost	$4,421,000	$4,388,000	$8,832,000	$8,683,000

Maturities of lease commitments at September 30, 2022 by fiscal year were as follows:

Maturity of lease liabilities	Operating Leases	Finance Leases	Total
2023 - remaining six months	$5,925,000	$1,273,000	$7,198,000
2024	10,488,000	1,895,000	12,383,000
2025	10,389,000	1,394,000	11,783,000
2026	10,356,000	662,000	11,018,000
2027	10,494,000	172,000	10,666,000
Thereafter	64,621,000	33,000	64,654,000
Total lease payments	112,273,000	5,429,000	117,702,000
Less amount representing interest	(27,162,000)	(380,000)	(27,542,000)
Present value of lease liabilities	$85,111,000	$5,049,000	$90,160,000

Other information about leases is as follows:

	September 30, 2022	March 31, 2022
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	2.8	2.9
Operating leases	9.9	10.4
Weighted-average discount rate:
Finance leases	5.4%	5.1%
Operating leases	5.7%	5.7%

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

The following is a summary of accounts receivable discount programs:

	Six Months Ended
	September 30,
	2022	2021
Receivables discounted	$283,359,000	$268,410,000
Weighted average number of days collection was accelerated	327	333
Annualized weighted average discount rate	4.4%	1.8%
Amount of discount recognized as interest expense	$11,293,000	$4,432,000

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

The following presents a reconciliation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(6,517,000)	$3,683,000	$(6,692,000)	$4,544,000
Basic shares	19,272,557	19,135,356	19,197,181	19,094,904
Effect of potentially dilutive securities	-	484,418	-	543,141
Diluted shares	19,272,557	19,619,774	19,197,181	19,638,045
Net (loss) income per share:
Basic net (loss) income per share	$(0.34)	$0.19	$(0.35)	$0.24
Diluted net (loss) income per share	$(0.34)	$0.19	$(0.35)	$0.23

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net (loss) income per share. For the three months ended September 30, 2022 and 2021, there were 1,945,392 and 915,778, respectively, of potential common shares not included in the calculation of diluted net (loss) income per share because their effect was anti-dilutive. For the six months ended September 30, 2022 and 2021, there were 1,945,392 and 707,660, respectively, of potential common shares not included in the calculation of diluted net (loss) income per share because their effect was anti-dilutive.

12. Income Taxes

The Company recorded income tax benefit of $914,000, or an effective tax rate of 12.3%, and income tax expense of $2,251,000, or an effective tax rate of 37.9%, for the three months ended September 30, 2022 and 2021, respectively. The Company recorded income tax benefit of $325,000, or an effective tax rate of 4.6%, and income tax expense of $3,198,000, or an effective tax rate of 41.3%, for the six months ended September 30, 2022 and 2021, respectively. Effective tax rates are based on current annual projections and any changes in future periods could result in an effective tax rate that is materially different from the current estimate. The effective tax rate for the three months ended September 30, 2022, was primarily impacted by (i) specific jurisdictions that the Company does not expect to recognize the benefit of losses, (ii) foreign income taxed at rates that are different from the federal statutory rate, and (iii) non-deductible executive compensation under Internal Revenue Code Section 162(m).

The Company and its subsidiaries file income tax returns in the U.S. federal, various state, and foreign jurisdictions with varying statutes of limitations. At September 30, 2022, the Company is not under examination in any jurisdiction, and remain subject to examination from the years ended March 31, 2017. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $46,785,000 and $44,968,000 at September 30, 2022 and March 31, 2022, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are included in “foreign exchange impact of lease liabilities and forward contracts” in the condensed consolidated statements of operations.

The following shows the effect of derivative instruments on the condensed consolidated statements of operations:

	Loss Recognized as Foreign Exchange Impact of Lease Liabilities and Forward Contracts
Derivatives Not Designated as	Three Months Ended September 30,		Six Months Ended September 30,
Hedging Instruments	2022	2021	2022	2021
Forward foreign currency exchange contracts	$(41,000)	$(2,171,000)	$(739,000)	$(2,433,000)

The fair value of the forward foreign currency exchange contracts of $374,000 and $1,113,000 is included in prepaid expenses and other current assets in the condensed consolidated balance sheets at September 30, 2022 and March 31, 2022, respectively. The changes in the fair values of forward foreign currency exchange contracts are included in “foreign exchange impact of lease liabilities and forward contracts” in the condensed consolidated statements of cash flows for the six months ended September 30, 2022 and 2021.

14. Fair Value Measurements

The following summarizes financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	September 30, 2022				March 31, 2022
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$1,989,000	$1,989,000	$-	$-	$2,202,000	$2,202,000	$-	$-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	374,000	-	374,000	-	1,113,000	-	1,113,000	-

Liabilities
Other current liabilities
Deferred compensation	1,989,000	1,989,000	-	-	2,202,000	2,202,000	-	-

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

15. Share-based Payments

Stock Options

During the six months ended September 30, 2022 and 2021, no options to purchase shares of the Company’s common stock were granted.

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2022	1,695,499	$17.53
Granted	-	$-
Exercised	(309,191)	$6.59
Forfeited/Cancelled	(92,712)	$18.70
Expired	(3,000)	$9.85
Outstanding at September 30, 2022	1,290,596	$20.08

At September 30, 2022, options to purchase 105,713 shares of common stock were unvested at a weighted average exercise price of $15.17.

At September 30, 2022, there was $480,000 of total unrecognized compensation expense related to unvested stock option awards, which will be recognized over the weighted average remaining vesting period of approximately nine months.

Restricted Stock Units and Restricted Stock Awards (collectively “RSUs”)

During the six months ended September 30, 2022 and 2021, the Company granted (i) performance-based restricted stock awards which had a threshold performance level of 33,333 shares, a target performance level of 66,667 shares, and a maximum performance level of 100,000 shares at the grant date for both periods and (ii) 176,353 and 118,928 of time-based vesting restricted stock units, respectively, based on the closing market price on the grant date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2022	399,063	$19.98
Granted	276,353	$13.14
Vested	(174,781)	$20.51
Forfeited/Cancelled	(51,652)	$20.18
Outstanding at September 30, 2022	448,983	$15.54

At September 30, 2022, there was $4,463,000 of unrecognized compensation expense related to RSUs, which will be recognized over the weighted average remaining vesting period of approximately 2.0 years.The Company’s unrecognized compensation expense includes restricted stock awards at target performance level.

Performance Stock Units (“PSUs”)

During the six months ended September 30, 2022 and 2021, the Company granted 126,028 and 84,593 PSUs (at target performance levels), respectively, which typically cliff vest after three-years subject to continued employment. These awards are contingent and granted separately for each of the following metrics: adjusted EBITDA, net sales, and relative total shareholder return (“TSR”). Compensation cost is determined at the grant date and recognized on a straight-line basis over the requisite service period to the extent the conditions are deemed probable. The number of shares earned at the end of the three-year period will vary, based only on actual performance, from 0% to 150% of the target number of PSUs granted. PSUs are not considered issued or outstanding ordinary shares of the Company.

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

The following table summarizes the assumptions used in determining the fair value of the TSR awards:

	Six Months Ended September 30,
	2022	2021
Risk free interest rate	3.35%	0.47%
Expected life in years	3	3
Expected volatility of MPA common stock	51.30%	53.70%
Expected average volatility of peer companies	62.70%	59.30%
Average correlation coefficient of peer companies	27.50%	26.70
Expected dividend yield	-	-
Grant date fair value	$16.02	$26.89

The following is a summary of non-vested PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2022	84,593	$23.19
Granted	126,028	$14.00
Vested	-	$-
Forfeited	(4,808)	$23.19
Outstanding at September 30, 2022	205,813	$17.57

At September 30, 2022, there was $2,656,000 of unrecognized compensation expense related to these awards, which will be recognized over the weighted average remaining vesting period of approximately 2.3 years.

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

The following summarizes the changes in the warranty return accrual:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$17,868,000	$20,010,000	$20,125,000	$21,093,000
Charged to expense	33,895,000	30,837,000	64,815,000	58,098,000
Amounts processed	(33,302,000)	(29,972,000)	(66,479,000)	(58,316,000)
Balance at end of period	$18,461,000	$20,875,000	$18,461,000	$20,875,000

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

17. Share Repurchases

In August 2018, the Company’s board of directors approved an increase in its share repurchase program from $20,000,000 to $37,000,000 of its common stock. During the three and six months ended September 30, 2022, the Company did not repurchase any shares of its common stock. As of September 30, 2022, $18,745,000 was utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in the Company’s Credit Facility. The Company retired the 837,007 shares repurchased under this program through September 30, 2022. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

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

We continue to experience disruptions with worldwide supply chain and logistics services. We are unable to predict accurately the ultimate long-term impact that COVID-19 will have on our business and financial condition. While the near-term outlook appears positive, any additional government shutdowns or the emergence and spread of new variants of the virus, the likelihood of a resurgence of positive cases, the development, availability and public acceptance of effective treatments and vaccines, the speed at which such vaccines are administered, the efficacy of current vaccines against evolving strains or variants of the virus, could negatively impact our business and financial condition.

There have been no serious outbreaks in any of our production facilities; however, a serious outbreak could affect our production capabilities. We continue to incur costs as a result of COVID-19, including employee costs and other operating costs associated with the provision of personal protective equipment, which have negatively impacted our profitability. These expanded benefits, supply costs and other COVID-19 related costs resulted in total expense, included in cost of goods sold and operating expenses in the condensed consolidated statements of operations, of $762,000 and $955,000 during the three months ended September 30, 2022 and 2021, respectively, and $1,477,000 and $1,809,000 during the six months ended September 30, 2022 and 2021, respectively.

Results of Operations for the Three Months Ended September 30, 2022 and 2021

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Three Months Ended September 30,
	2022	2021
Cash flow used in operations	$(15,972,000)	$(19,600,000)
Finished goods turnover (annualized) (1)	3.3	4.8

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues. Our finished goods turnover ratio for the three months ended September 30, 2022 was impacted by our investment in inventory to address disruptions related to the worldwide supply chain and logistics challenges to meet higher anticipated future sales.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended September 30,
	2022	2021
Net sales	$172,543,000	$175,548,000
Cost of goods sold	146,027,000	139,597,000
Gross profit	26,516,000	35,951,000
Gross profit percentage	15.4%	20.5%

Net Sales. Our net sales for the three months ended September 30, 2022 were $172,543,000, which represents a decrease of $3,005,000, or 1.7%, from the three months ended September 30, 2021 of $175,548,000, which was positively impacted by $13,740,000 in core revenue due to a realignment of inventory at certain customer distribution centers. Excluding the core revenue in the prior year, net sales increased $10,735,000, or 6.6%, for the three months ended September 30, 2022, reflecting increasing contributions from our growing brake-related product lines. Sales were negatively impacted in both periods by disruptions with worldwide supply chain and logistics services. In addition, our net sales were further impacted by a certain customer’s inventory reduction initiatives, which is expected to reverse in the second half of fiscal 2023.

Gross Profit. Our gross profit was $26,516,000 for the three months ended September 30, 2022 compared with $35,951,000 for the three months ended September 30, 2021. Our gross margin was 15.4% of net sales for the three months ended September 30, 2022 compared with 20.5% of net sales for the three months ended September 30, 2021. Our gross margin for the three months ended September 30, 2022 reflects (i) higher inflationary costs— including disruptions with worldwide supply chain, logistics services, related higher freight costs, higher wages, (ii) impact for the prior period ended September 30, 2021 in core revenue due to a realignment of inventory at certain customer distribution centers, (iii) changes in product mix, and (iv) severe supply chain shortages of critical components for our diagnostic and heavy duty products. Gross margin is expected to benefit from certain price increases that went into effect at the end of the current fiscal quarter.

Our gross margin was impacted for the three months ended September 30, 2022 and 2021 by higher freight costs, net of certain price increases, of approximately $1,541,000, and $3,085,000, respectively. For the three months ended September 30, 2022 and 2021, we incurred transitory additional expenses of $2,113,000 and $2,367,000, respectively, primarily due to certain costs for disruptions in the supply chain.

Our gross margin for the three months ended September 30, 2022 and 2021 was also impacted by amortization of core and finished goods premiums paid to customers related to new business of $3,064,000 and $3,190,000, respectively. Gross margin for the three months ended September 30, 2021 was further impacted by transition expenses in connection with the expansion of our brake-related operations in Mexico of $797,000.

In addition, gross margin was impacted by non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, which resulted in a write-down of $1,269,000 for the three months ended September 30, 2022. For the three months ended September 30, 2021, gross margin was impacted by non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value and gain due to realignment of inventory at customer distribution centers, which resulted in a net gain of $3,175,000.

Operating Expenses

The following summarizes operating expenses:

	Three Months Ended September 30,
	2022	2021
General and administrative	$14,846,000	$14,465,000
Sales and marketing	6,066,000	5,520,000
Research and development	2,670,000	2,495,000
Foreign exchange impact of lease liabilities and forward contracts	1,082,000	3,917,000

Percent of net sales

General and administrative	8.6%	8.2%
Sales and marketing	3.5%	3.1%
Research and development	1.5%	1.4%
Foreign exchange impact of lease liabilities and forward contracts	0.6%	2.2%

General and Administrative. Our general and administrative expenses for the three months ended September 30, 2022 were $14,846,000, which represents an increase of $381,000, or 2.6%, from the three months ended September 30, 2021 of $14,465,000. This increase was primarily due to (i) $907,000 of increased expense resulting from foreign currency transactions, (ii) $225,000 of increased expense at our offshore locations, (iii) $157,000 of increased information technology costs in connection with cybersecurity and other productivity tools, (iv) $128,000 of increased professional services, and (v) $75,000 of increased travel costs as some business travel resumed. These increases were partially offset by $600,000 of decreased share-based compensation in connection with equity grants made to employees and $496,000 of decreased employee-related expenses due to our cost-cutting measures.

Sales and Marketing. Our sales and marketing expenses for the three months ended September 30, 2022 were $6,066,000, which represents an increase of $546,000, or 9.9%, from the three months ended September 30, 2021 of $5,520,000. This increase was primarily due to (i) $181,000 of increased commissions due to higher sales, (ii) $168,000 of increased expense for trade shows, (iii) $152,000 of increased employee-related expenses, and (iv) $149,000 of increased travel costs as some business travel resumed. These increases were partially offset by $61,000 of lower marketing and advertising expenses compared with the prior year.

Research and Development. Our research and development expenses for the three months ended September 30, 2022 were $2,670,000, which represents an increase of $175,000, or 7.0%, from the three months ended September 30, 2021 of $2,495,000. This increase was primarily due to (i) $82,000 of increased samples for our core library and other research and development supplies, (ii) $49,000 of increased outside services primarily due to development projects, and (iii) $43,000 of increased employee-related expenses, primarily due to our electric vehicle testing system initiatives.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts for the three months ended September 30, 2022 was a non-cash loss of $1,082,000 compared with $3,917,000 for the three months ended September 30, 2021. This change was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities which resulted in non-cash losses of $1,041,000 and $1,746,000 for the three months ended September 30, 2022 and 2021, respectively, due to foreign currency exchange rate fluctuations and (ii) the forward foreign currency exchange contracts which resulted in non-cash losses of $41,000 compared with $2,171,000 for the three months ended September 30, 2022 and 2021, respectively, due to the changes in their fair values.

Interest Expense

Interest Expense, net. Our interest expense for the three months ended September 30, 2022 was $9,283,000, which represents an increase of $5,663,000, or 156.4%, from interest expense for the three months ended September 30, 2021 of $3,620,000. Of this increase in interest expense, approximately 93% resulted from higher interest rates. Our borrowing and receivable discount programs have interest costs that vary with interest rate movements. During the three months ended September 30, 2022, utilization of our accounts receivable discount programs and our average borrowing under our credit facility increased.

Provision for Income Taxes

Income Tax. We recorded income tax benefit of $914,000, or an effective tax rate of 12.3%, and income tax expense of $2,251,000, or an effective tax rate of 37.9%, for the three months ended September 30, 2022 and 2021, respectively. Effective tax rates are based on current annual projections and any changes in future periods could result in an effective tax rate that is materially different from the current estimate. The effective tax rate for the three months ended September 30, 2022, was primarily impacted by (i) specific jurisdictions that we do not expect to recognize the benefit of losses, (ii) foreign income taxed at rates that are different from the federal statutory rate, and (iii) non-deductible executive compensation under Internal Revenue Code Section 162(m).

Results of Operations for the Six Months Ended September 30, 2022 and 2021

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Six Months Ended September 30,
	2022	2021
Cash flow used in operations	$(16,954,000)	$(24,339,000)
Finished goods turnover (annualized) (1)	3.3	4.6

(1)
Annualized finished goods turnover for the fiscal period is calculated by multiplying cost of goods sold for the period by 2 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal period. We believe this provides a useful measure of our ability to turn our inventory into revenues. Our finished goods turnover ratio for the six months ended September 30, 2022 was impacted by our investment in inventory to address disruptions related to the worldwide supply chain and logistics challenges to meet higher anticipated future sales.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Six Months Ended September 30,
	2022	2021
Net sales	$336,528,000	$324,582,000
Cost of goods sold	279,710,000	265,060,000
Gross profit	56,818,000	59,522,000
Gross profit percentage	16.9%	18.3%

Net Sales. Our net sales for the six months ended September 30, 2022 were $336,528,000, which represents an increase of $11,946,000, or 3.7%, from the six months ended September 30, 2021 of $324,582,000, which was positively impacted by $13,740,000 in core revenue due to a realignment of inventory at certain customer distribution centers. Excluding the core revenue in the prior year, net sales increased $25,686,000, or 8.3%, for the six months ended September 30, 2022, reflecting increasing contributions from our growing brake-related product lines. Sales were negatively impacted in both periods by disruptions with worldwide supply chain and logistics services. In addition, our net sales were further impacted by a certain customer’s inventory reduction initiatives, which is expected to reverse in the second half of fiscal 2023.

Gross Profit. Our gross profit was $56,818,000 for the six months ended September 30, 2022 compared with $59,522,000 for the six months ended September 30, 2021.  Our gross margin was 16.9% of net sales for the six months ended September 30, 2022 compared with 18.3% of net sales for the six months ended September 30, 2021.
Our gross margin for the six months ended September 30, 2022 reflects (i) higher inflationary costs— including disruptions with worldwide supply chain, logistics services, related higher freight costs, higher wages, (ii) impact for the for the prior period ended September 30, 2021 in core revenue due to a realignment of inventory at certain customer distribution centers, (iii) changes in product mix, and (iv) severe supply chain shortages of critical components for our diagnostic and heavy duty products. Gross margin is expected to benefit from certain price increases that went into effect at the end of the current fiscal quarter.

Our gross margin was impacted for the six months ended September 30, 2022 and 2021 by higher freight costs, net of certain price increases, of approximately $3,290,000, and $6,075,000, respectively. For the six months ended September 30, 2022 and 2021, we incurred transitory additional expenses of $2,912,000 and $4,138,000, respectively, primarily due to certain costs for disruptions in the supply chain.

Our gross margin for the six months ended September 30, 2022 and 2021 was also impacted by amortization of core and finished goods premiums paid to customers related to new business of $6,108,000 and $5,867,000, respectively. Gross margin for the six months ended September 30, 2021 was further impacted by transition expenses in connection with the expansion of our brake-related operations in Mexico of $2,744,000.

In addition, gross margin was impacted by non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, which resulted in a write-down of $1,841,000 for the six months ended September 30, 2022. For the six months ended September 30, 2021, gross margin was impacted by non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value and gain due to realignment of inventory at customer distribution centers, which resulted in a net gain of $2,191,000.

Operating Expenses

The following summarizes operating expenses:

	Six Months Ended September 30,
	2022	2021

General and administrative	$28,480,000	$26,951,000
Sales and marketing	11,608,000	10,888,000
Research and development	5,783,000	4,996,000
Foreign exchange impact of lease liabilities and forward contracts	1,760,000	1,384,000

Percent of net sales

General and administrative	8.5%	8.3%
Sales and marketing	3.4%	3.4%
Research and development	1.7%	1.5%
Foreign exchange impact of lease liabilities and forward contracts	0.5%	0.4%

General and Administrative. Our general and administrative expenses for the six months ended September 30, 2022 were $28,480,000, which represents an increase of $1,529,000, or 5.7%, from the six months ended September 30, 2021 of $26,951,000. This increase was primarily due to (i) $1,727,000 of increased expense resulting from foreign currency transactions, (ii) $430,000 of increased professional services, (iii) $319,000 of increased information technology costs in connection with cybersecurity and other productivity tools, (iv) $155,000 of increased travel costs as some business travel resumed, and (v) $88,000 of increased expense at our offshore locations. These increases were partially offset by $927,000 of decreased share-based compensation in connection with equity grants made to employees and $395,000 of decreased employee-related expenses due to our cost-cutting measures.

Sales and Marketing. Our sales and marketing expenses for the six months ended September 30, 2022 were $11,608,000, which represents an increase of $720,000, or 6.6%, from the six months ended September 30, 2021 of $10,888,000. This increase was primarily due to (i) $418,000 of increased commissions due to higher sales, (ii) $267,000 of increased travel costs as some business travel resumed, (iii) $170,000 of increased employee-related expenses, and (iv) $159,000 of increased expense for trade shows. These increases were partially offset by $267,000 of lower marketing and advertising expenses compared with the prior year.

Research and Development. Our research and development expenses for the six months ended September 30, 2022 were $5,783,000, which represents an increase of $787,000, or 15.8%, from the six months ended September 30, 2021 of $4,996,000. This increase was primarily due to (i) $419,000 of increased employee-related expenses, primarily due to our electric vehicle testing system initiatives, (ii) $206,000 of increased samples for our core library and other research and development supplies, and (iii) $130,000 of increased outside services primarily due to development projects.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts for the six months ended September 30, 2022 was a non-cash loss of $1,760,000 compared with $1,384,000 for the six months ended September 30, 2021. This change was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities which resulted in a non-cash loss of $1,021,000 compared with a non-cash gain of $1,049,000 for the six months ended September 30, 2022 and 2021, respectively, due to foreign currency exchange rate fluctuations and (ii) the forward foreign currency exchange contracts which resulted in non-cash losses of $739,000 compared with $2,433,000 for the six months ended September 30, 2022 and 2021, respectively, due to the changes in their fair values.

Interest Expense

Interest Expense, net. Our interest expense for the six months ended September 30, 2022 was $16,204,000, which represents an increase of $8,643,000, or 114.3%, from interest expense for the six months ended September 30, 2021 of $7,561,000. Of this increase in interest expense, approximately 95% resulted from higher interest rates. Our borrowing and receivable discount programs have interest costs that vary with interest rate movements. During the six months ended September 30, 2022, utilization of our accounts receivable discount programs and our average borrowing under our credit facility increased.

Provision for Income Taxes

Income Tax. We recorded an income tax benefit of $325,000, or an effective tax rate of 4.6%, and income tax expense of $3,198,000, or an effective tax rate of 41.3%, for the six months ended September 30, 2022 and 2021, respectively. Effective tax rates are based on current annual projections and any changes in future periods could result in an effective tax rate that is materially different from the current estimate. The effective tax rate for the six months ended September 30, 2022, was primarily impacted by (i) specific jurisdictions that we do not expect to recognize the benefit of losses, (ii) foreign income taxed at rates that are different from the federal statutory rate, and (iii) non-deductible executive compensation under Internal Revenue Code Section 162(m).

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $114,525,000 and $110,580,000, a ratio of current assets to current liabilities of 1.3:1.0, at September 30, 2022 and March 31, 2022, respectively. The increase in working capital reflects our investment in inventory to address disruptions related to the worldwide supply chain and logistics challenges to meet higher anticipated sales.

We generated cash during the six months ended September 30, 2022 from the use of our receivable discount programs and credit facility. In addition, we have access to our existing cash, as well as our available credit facilities to meet short-term liquidity needs. We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, and lease and capital expenditure obligations over the next 12 months.

Share Repurchase Program

In August 2018, our board of directors approved an increase in our share repurchase program from $20,000,000 to $37,000,000 of our common stock. As of September 30, 2022, $18,745,000 was utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our credit facility. We retired the 837,007 shares repurchased under this program through September 30, 2022. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Cash Flows

The following summarizes cash flows as reflected in the condensed consolidated statements of cash flows:

	Six Months Ended September 30,
	2022	2021
Cash flows (used in) provided by:
Operating activities	$(16,954,000)	$(24,339,000)
Investing activities	(2,817,000)	(3,483,000)
Financing activities	4,689,000	30,283,000
Effect of exchange rates on cash and cash equivalents	(323,000)	(73,000)

Net (decrease) increase in cash and cash equivalents	$(15,405,000)	$2,388,000

Additional selected cash flow data:
Depreciation and amortization	$6,214,000	$6,364,000
Capital expenditures	2,644,000	3,238,000

Net cash used in operating activities was $16,954,000 and $24,339,000 during the six months ended September 30, 2022 and 2021, respectively. The reduction in cash used in operations was due primarily to lower inventory purchases during the six months ended September 30, 2022 as compared with the prior year. In addition, cash used in operating activities was positively impacted by the timing of supplier payments. We continue to manage our working capital to maximize our operating cash flow.

Net cash used in investing activities was $2,817,000 and $3,483,000 during the six months ended September 30, 2022 and 2021, respectively. The change in our investing activities primarily resulted from decreased capital expenditures due to the completion of our expansion of our brake-related operations in Mexico during the second quarter of fiscal 2022.

Net cash provided by financing activities was $4,689,000 and $30,283,000 during the six months ended September 30, 2022 and 2021, respectively. The change in our financing activities resulted from lower borrowing and higher repayments under our credit facility during the six months ended September 30, 2022. In addition, we paid $1,102,000 for debt issuance costs in connection with the third amendment to the credit facility in the prior year.

Capital Resources

Credit Facility

We are party to a $268,620,000 senior secured financing, (as amended from time to time, the “Credit Facility”) with a syndicate of lenders, and PNC Bank, National Association, as administrative agent, consisting of (i) a $238,620,000 revolving loan facility, subject to borrowing base restrictions, a $24,000,000 sublimit for borrowings by Canadian borrowers, and a $20,000,000 sublimit for letters of credit (the “Revolving Facility”) and (ii) a $30,000,000 term loan facility (the “Term Loans”). The loans under the Credit Facility mature on May 28, 2026. The Credit Facility currently permits the payment of up to $29,043,000 of dividends and share repurchases for fiscal year 2022, subject to pro forma compliance with financial covenants. In connection with the Credit Facility, the lenders have a security interest in substantially all of our assets.

The Term Loans require quarterly principal payments of $937,500. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Term Loans and Revolving Facility was 5.32% and 5.62% respectively, at September 30, 2022, and 2.99% and 3.13% respectively, at March 31, 2022.

On November 3, 2022, we entered into a fourth amendment to the Credit Facility (the “Fourth Amendment”). The Fourth Amendment, among other things, (i) modified the fixed charge coverage ratio financial covenant for the fiscal quarters ending September 30, 2022 and December 31, 2022, (ii) modified the senior leverage ratio financial covenant for the quarter ending September 30, 2022, (iii) modified the definition of “Consolidated EBITDA”, and (iv) replaced LIBOR as the benchmark rate with a replacement benchmark based on the Secured Overnight Financing Rate (“SOFR”) effective November 3, 2022. The modifications to the financial covenants were effective as of September 30, 2022.

The Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of September 30, 2022, as amended by the Fourth Amendment.

The following summarizes the financial covenants required under the Credit Facility, as amended by the Fourth Amendment:

	Financial covenants required under the Credit Facility, as Amended by the Fourth Amendment	Calculation as of September 30, 2022
Maximum senior leverage ratio	3.25	3.19
Minimum fixed charge coverage ratio	1.01	1.04

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

We had $163,000,000 and $155,000,000 outstanding under the Revolving Facility at September 30, 2022 and March 31, 2022, respectively. In addition, $6,370,000 was outstanding for letters of credit at September 30, 2022. At September 30, 2022, after certain contractual adjustments, $69,250,000 was available under the Revolving Facility.

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

The following is a summary of the receivable discount programs:

	Six Months Ended September 30,
	2022	2021
Receivables discounted	$283,359,000	$268,410,000
Weighted average number of days collection was accelerated	327	333
Annualized weighted average discount rate	4.4%	1.8%
Amount of discount recognized as interest expense	$11,293,000	$4,432,000

Capital Expenditures and Commitments

Capital Expenditures

Our total capital expenditures, including finance leases and non-cash capital expenditures were $2,782,000 and $2,829,000 for the six months ended September 30, 2022 and 2021, respectively. These capital expenditures primarily include the purchase of equipment for our current operations. We completed the expansion of our operations in Mexico during the second quarter of fiscal 2022. We expect to incur approximately $6,200,000 of capital expenditures primarily to support our current operations and our growth initiates, including purchases of equipment during fiscal 2023. We fund these expenditures primarily from our working capital and leasing.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer

Shares repurchased during the three months ended September 30, 2022 were as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

July 1 - July 31, 2022:
Open market and privately negotiated purchases	-	$-	-	$18,255,000
August 1 - August 31, 2022:
Open market and privately negotiated purchases	-	$-	-	18,255,000
September 1 - September 30, 2022:
Open market and privately negotiated purchases	-	$-	-	18,255,000

Total	0		0	$18,255,000

(1)
As of September 30, 2022, $18,745,000 was utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our Credit Facility. We retired the 837,007 shares repurchased under this program through September 30, 2022. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 17, 2014.

3.8	Amendment to the Amended and Restated By-Laws of Motorcar Parts of America, Inc., as adopted on June 9, 2016	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 14, 2016.

3.9	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 22, 2017.

3.10	Third Amendment to the Amended and Restated By-Laws of Motorcar Parts of America, Inc., as adopted on January 26, 2022	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 1, 2022.

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed on August 9, 2022.

4.2	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.3	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.4	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

Number	Description of Exhibit	Method of Filing
4.5	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.6	2014 Non-Employee Director Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.7	Third Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on November 20, 2017.

4.8	Fourth Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 24, 2020.

4.9	2022 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 29, 2022.

10.1
Fourth Amendment to Amended and Restated Loan Agreement, dated as of November 3, 2022, among Motorcar Parts of America, Inc., D&V Electronics Ltd., Dixie Electric Ltd., Dixie Electric Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Filed herewith

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

MOTORCAR PARTS OF AMERICA, INC.

Dated: November 9, 2022	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: November 9, 2022	By:	/s/ Kamlesh Shah
Kamlesh Shah
Chief Accounting Officer