Form 10-Q
period 2022-12-31
MOTORCAR PARTS OF AMERICA INC
filed 2023-02-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022

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

There were 19,491,395 shares of Common Stock outstanding at February 2, 2023.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2022	March 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$12,579,000	$23,016,000
Short-term investments	2,169,000	2,202,000
Accounts receivable — net	75,533,000	85,075,000
Inventory	390,574,000	385,504,000
Contract assets	29,072,000	27,500,000
Prepaid expenses and other current assets	26,798,000	13,688,000
Total current assets	536,725,000	536,985,000
Plant and equipment — net	46,693,000	51,062,000
Operating lease assets	85,407,000	81,997,000
Long-term deferred income taxes	26,868,000	26,982,000
Long-term contract assets	314,035,000	310,255,000
Goodwill and intangible assets — net	5,708,000	7,004,000
Other assets	1,138,000	1,413,000
TOTAL ASSETS	$1,016,574,000	$1,015,698,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$144,851,000	$168,435,000
Customer finished goods returns accrual	33,043,000	38,086,000
Contract liabilities	44,512,000	42,496,000
Revolving loan	175,000,000	155,000,000
Other current liabilities	4,430,000	11,930,000
Operating lease liabilities	8,329,000	6,788,000
Current portion of term loan	3,668,000	3,670,000
Total current liabilities	413,833,000	426,405,000
Term loan, less current portion	10,233,000	13,024,000
Long-term contract liabilities	185,859,000	172,764,000
Long-term deferred income taxes	121,000	126,000
Long-term operating lease liabilities	81,512,000	80,803,000
Other liabilities	10,027,000	7,313,000
Total liabilities	701,585,000	700,435,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $0.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $0.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $0.01 per share, 50,000,000 shares authorized; 19,490,859 and 19,104,751 shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively	195,000	191,000
Additional paid-in capital	230,630,000	227,184,000
Retained earnings	87,288,000	92,954,000
Accumulated other comprehensive loss	(3,124,000)	(5,066,000)
Total shareholders’ equity	314,989,000	315,263,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,016,574,000	$1,015,698,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Net sales	$151,819,000	$161,810,000	$488,347,000	$486,392,000
Cost of goods sold	130,826,000	129,235,000	410,536,000	394,295,000
Gross profit	20,993,000	32,575,000	77,811,000	92,097,000
Operating expenses:
General and administrative	13,599,000	14,605,000	42,079,000	41,556,000
Sales and marketing	5,634,000	6,274,000	17,242,000	17,162,000
Research and development	2,547,000	2,635,000	8,330,000	7,631,000
Foreign exchange impact of lease liabilities and forward contracts	(4,313,000)	385,000	(2,553,000)	1,769,000
Total operating expenses	17,467,000	23,899,000	65,098,000	68,118,000
Operating income	3,526,000	8,676,000	12,713,000	23,979,000
Interest expense, net	11,471,000	3,949,000	27,675,000	11,510,000
(Loss) income before income tax (benefit) expense	(7,945,000)	4,727,000	(14,962,000)	12,469,000
Income tax (benefit) expense	(8,971,000)	1,588,000	(9,296,000)	4,786,000
Net income (loss)	$1,026,000	$3,139,000	$(5,666,000)	$7,683,000
Basic net income (loss) per share	$0.05	$0.16	$(0.29)	$0.40
Diluted net income (loss) per share	$0.05	$0.16	$(0.29)	$0.39
Weighted average number of shares outstanding:
Basic	19,474,871	19,184,339	19,383,531	19,124,824
Diluted	19,634,153	19,544,174	19,383,531	19,604,780

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Net income (loss)	$1,026,000	$3,139,000	$(5,666,000)	$7,683,000
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	2,123,000	(414,000)	1,942,000	2,030,000
Total other comprehensive income (loss), net of tax	2,123,000	(414,000)	1,942,000	2,030,000
Comprehensive income (loss)	$3,149,000	$2,725,000	$(3,724,000)	$9,713,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance at March 31, 2022	19,104,751	$191,000	$227,184,000	$92,954,000	$(5,066,000)	$315,263,000
Compensation recognized under employee stock plans	-	-	1,249,000	-	-	1,249,000
Exercise of stock options, net of shares withheld for employee taxes	25,543	-	191,000	-	-	191,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	84,684	1,000	(895,000)	-	-	(894,000)
Foreign currency translation	-	-	-	-	(868,000)	(868,000)
Net loss	-	-	-	(175,000)	-	(175,000)
Balance at June 30, 2022	19,214,978	$192,000	$227,729,000	$92,779,000	$(5,934,000)	$314,766,000
Compensation recognized under employee stock plans	-	-	1,251,000	-	-	1,251,000
Exercise of stock options, net of shares withheld for employee taxes	193,378	2,000	584,000	-	-	586,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	14,792	-	(75,000)	-	-	(75,000)
Foreign currency translation	-	-	-	-	687,000	687,000
Net loss	-	-	-	(6,517,000)	-	(6,517,000)
Balance at September 30, 2022	19,423,148	$194,000	$229,489,000	$86,262,000	$(5,247,000)	$310,698,000
Compensation recognized under employee stock plans	-	-	1,021,000	-	-	1,021,000
Exercise of stock options, net of shares withheld for employee taxes	14,058	-	121,000	-	-	121,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	53,653	1,000	(1,000)	-	-	-
Foreign currency translation	-	-	-	-	2,123,000	2,123,000
Net income	-	-	-	1,026,000	-	1,026,000
Balance at December 31, 2022	19,490,859	$195,000	$230,630,000	$87,288,000	$(3,124,000)	$314,989,000

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance at March 31,2021	19,045,386	$190,000	$223,058,000	$85,593,000	$(7,696,000)	$301,145,000
Compensation recognized under employee stock plans	-	-	1,576,000	-	-	1,576,000
Exercise of stock options, net of shares withheld for employee taxes	19,837	-	354,000	-	-	354,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	35,869	1,000	(543,000)	-	-	(542,000)
Foreign currency translation	-	-	-	-	1,833,000	1,833,000
Net income	-	-	-	861,000	-	861,000
Balance at June 30, 2021	19,101,092	$191,000	$224,445,000	$86,454,000	$(5,863,000)	$305,227,000
Compensation recognized under employee stock plans	-	-	1,851,000	-	-	1,851,000
Exercise of stock options, net of shares withheld for employee taxes	7,860	-	78,000	-	-	78,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	63,803	1,000	(1,204,000)	-	-	(1,203,000)
Foreign currency translation	-	-	-	-	611,000	611,000
Net income	-	-	-	3,683,000	-	3,683,000
Balance at September 30, 2021	19,172,755	$192,000	$225,170,000	$90,137,000	$(5,252,000)	$310,247,000
Compensation recognized under employee stock plans	-	-	2,030,000	-	-	2,030,000
Exercise of stock options, net of shares withheld for employee taxes	1,846	-	32,000	-	-	32,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	32,183	-	-	-	-	-
Repurchase and cancellation of treasury stock, including fees	(106,486)	(1,000)	(1,913,000)	-	-	(1,914,000)
Foreign currency translation	-	-	-	-	(414,000)	(414,000)
Net income	-	-	-	3,139,000	-	3,139,000
Balance at December 31, 2021	19,100,298	$191,000	$225,319,000	$93,276,000	$(5,666,000)	$313,120,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(5,666,000)	$7,683,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	9,322,000	9,591,000
Amortization of interest	1,131,000	1,189,000
Amortization of core premiums paid to customers	8,670,000	8,497,000
Amortization of finished goods premiums paid to customers	513,000	516,000
Noncash lease expense	5,955,000	5,533,000
Gain due to the change in the fair value of the contingent consideration	-	60,000
Foreign exchange impact of lease liabilities and forward contracts	(2,553,000)	1,769,000
Loss (gain) on short-term investments	281,000	(245,000)
Net provision for inventory reserves	14,248,000	9,293,000
Net provision for customer payment discrepancies and credit losses	1,250,000	1,690,000
Deferred income taxes	212,000	(877,000)
Share-based compensation expense	3,521,000	5,457,000
Loss on disposal of plant and equipment	17,000	33,000
Changes in operating assets and liabilities:
Accounts receivable	7,560,000	3,626,000
Inventory	(20,888,000)	(65,303,000)
Prepaid expenses and other current assets	(12,696,000)	187,000
Other assets	314,000	7,000
Accounts payable and accrued liabilities	(19,518,000)	(877,000)
Customer finished goods returns accrual	(5,054,000)	5,807,000
Contract assets, net	(14,486,000)	(50,225,000)
Contract liabilities, net	14,700,000	38,828,000
Operating lease liabilities	(5,135,000)	(4,219,000)
Other liabilities	(3,126,000)	(194,000)
Net cash used in operating activities	(21,428,000)	(22,174,000)
Cash flows from investing activities:
Purchase of plant and equipment	(3,607,000)	(5,111,000)
Purchase of short-term investments	(248,000)	(315,000)
Net cash used in investing activities	(3,855,000)	(5,426,000)
Cash flows from financing activities:
Borrowings under revolving loan	58,000,000	62,000,000
Repayments of revolving loan	(38,000,000)	(33,000,000)
Repayments of term loan	(2,813,000)	(2,813,000)
Payments for debt issuance costs	(376,000)	(1,148,000)
Payments on finance lease obligations	(1,842,000)	(2,074,000)
Exercise of stock options, net of cash used to pay employee taxes	898,000	464,000
Cash used to net share settle equity awards	(969,000)	(1,745,000)
Repurchase of common stock, including fees	-	(1,914,000)
Net cash provided by financing activities	14,898,000	19,770,000
Effect of exchange rate changes on cash and cash equivalents	(52,000)	76,000
Net decrease in cash and cash equivalents	(10,437,000)	(7,754,000)
Cash and cash equivalents — Beginning of period	23,016,000	15,523,000
Cash and cash equivalents — End of period	$12,579,000	$7,769,000
Supplemental disclosures of cash flow information:
Cash paid for interest, net	$26,425,000	$10,348,000
Cash paid for income taxes, net of refunds	13,135,000	5,987,000
Cash paid for operating leases	8,760,000	7,969,000
Cash paid for finance leases	2,042,000	2,343,000
Plant and equipment acquired under finance leases	609,000	601,000
Assets acquired under operating leases	7,530,000	16,141,000
Non-cash capital expenditures	77,000	430,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2022
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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic continues to adversely impact the U.S. and global economies – creating uncertainty regarding the potential effects on the supply chain disruptions, rate of inflation, increasing interest rates, and customer demand. The extent to which these may impact the Company will depend on numerous factors and future developments, which are highly uncertain and cannot be predicted. The Company may continue to experience adverse impacts to its business because of an economic recession or depression that has occurred or may occur in the future.

2. Basis of Presentation and New Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2022.

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

Accounts receivable — net is comprised of the following:

	December 31, 2022	March 31, 2022
Accounts receivable — trade	$92,112,000	$98,734,000
Allowance for credit losses	(192,000)	(375,000)
Customer payment discrepancies	(1,446,000)	(1,375,000)
Customer returns RGA issued	(14,941,000)	(11,909,000)
Total accounts receivable — net	$75,533,000	$85,075,000

4. Inventory

Inventory is comprised of the following:

	December 31, 2022	March 31, 2022
Inventory
Raw materials	$152,094,000	$150,414,000
Work-in-process	6,512,000	6,880,000
Finished goods	231,175,000	226,729,000
	389,781,000	384,023,000
Less allowance for excess and obsolete inventory	(15,083,000)	(13,520,000)
Inventory — net	374,698,000	370,503,000
Inventory unreturned	15,876,000	15,001,000
Total inventory	$390,574,000	$385,504,000

5. Contract Assets

During the three months ended December 31, 2022 and 2021, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $863,000 and $846,000, respectively. During the nine months ended December 31, 2022 and 2021, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $2,704,000 and $3,517,000, respectively.

Contract assets are comprised of the following:

	December 31, 2022	March 31, 2022
Short-term contract assets
Cores expected to be returned by customers	$17,454,000	$15,778,000
Core premiums paid to customers	9,605,000	10,621,000
Upfront payments to customers	1,454,000	517,000
Finished goods premiums paid to customers	559,000	584,000
Total short-term contract assets	$29,072,000	$27,500,000

Remanufactured cores held at customers’ locations	$265,378,000	$258,376,000
Core premiums paid to customers	40,475,000	43,294,000
Long-term core inventory deposits	5,569,000	5,569,000
Finished goods premiums paid to customers	2,588,000	2,806,000
Upfront payments to customers	25,000	210,000
Total long-term contract assets	$314,035,000	$310,255,000

6. Significant Customer and Other Information

Significant Customer Concentrations

The largest customers accounted for the following percentage of net sales:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net sales
Customer A	36%	38%	38%	38%
Customer B	27%	15%	24%	17%
Customer C	21%	29%	22%	30%
Customer D	4%	2%	4%	2%

The largest customers accounted for the following percentage of accounts receivable – trade:

	December 31, 2022	March 31, 2022
Accounts receivable - trade
Customer A	39%	42%
Customer B	23%	21%
Customer C	-%	9%
Customer D	15%	5%

Geographic and Product Information

The Company’s products are sold predominantly in the U.S. and accounted for the following percentages of net sales:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Product line
Rotating electrical products	66%	68%	67%	69%
Wheel hub products	10%	13%	11%	13%
Brake-related products	20%	15%	19%	15%
Other products	4%	4%	3%	3%
	100%	100%	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three and nine months ended December 31, 2022 and 2021.

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

The Term Loans require quarterly principal payments of $937,500. The Credit Facility bears interest at rates equal to either SOFR (as defined below) plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Term Loans and Revolving Facility was 6.98% and 7.16% respectively, at December 31, 2022, and 2.99% and 3.13% respectively, at March 31, 2022.

The Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. In addition, the Credit Facility places limits on the Company’s ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, redeem, or repurchase capital stock, alter the business conducted by the Company and its subsidiaries, transact with affiliates, prepay, redeem, or purchase subordinated debt, and amend or otherwise alter debt agreements.

On November 3, 2022, the Company entered into a fourth amendment to the Credit Facility (the “Fourth Amendment”). The Fourth Amendment, among other things, (i) modified the fixed charge coverage ratio financial covenant for the fiscal quarters ending September 30, 2022 and December 31, 2022, (ii) modified the total leverage ratio financial covenant for the fiscal quarter ending September 30, 2022, (iii) modified the definition of “Consolidated EBITDA”, and (iv) replaced LIBOR as the benchmark rate with a replacement benchmark based on the Secured Overnight Financing Rate (“SOFR”) effective beginning November 3, 2022. The modifications to the financial covenants were effective as of September 30, 2022.

As of December 31, 2022, the Company identified certain defaults with respect to the Credit Facility, which arose from non-compliance with certain financial covenants. On February 3, 2023, the Company entered into a fifth amendment to the Credit Facility (the “Fifth Amendment”). The Fifth Amendment, among other things, (i) waived certain existing defaults and events of default arising from non-compliance with the fixed charge coverage ratio and senior leverage ratio financial covenants as of the end of the fiscal quarter ended December 31, 2022, (ii) modified the fixed charge coverage ratio and senior leverage ratio financial covenants for the quarters ending March 31, 2023 and June 30, 2023, (iii) modified the definitions of “Applicable Margin” and “Consolidated EBITDA”, and (iv) added a new minimum undrawn availability financial covenant.

The following summarizes information about the Term Loans:

	December 31, 2022	March 31, 2022
Principal amount of Term Loans	$14,062,000	$16,875,000
Unamortized financing fees	(161,000)	(181,000)
Net carrying amount of Term Loans	13,901,000	16,694,000
Less current portion of Term Loans	(3,668,000)	(3,670,000)
Long-term portion of Term Loans	$10,233,000	$13,024,000

Future repayments of the Term Loans are as follows:

Year Ending March 31,
2023 - remaining three months	$937,000
2024	3,750,000
2025	3,750,000
2026	3,750,000
2027	1,875,000
Total payments	$14,062,000

The Company had $175,000,000 and $155,000,000 outstanding under the Revolving Facility at December 31, 2022 and March 31, 2022, respectively. In addition, $6,370,000 was outstanding for letters of credit at December 31, 2022. At December 31, 2022, after certain contractual adjustments, $57,250,000 was available under the Revolving Facility.

8. Contract Liabilities

Contract liabilities are comprised of the following:

	December 31, 2022	March 31, 2022
Short-term contract liabilities
Customer allowances earned	$18,088,000	$22,018,000
Customer core returns accruals	16,901,000	12,322,000
Customer deposits	3,236,000	3,306,000
Accrued core payment	3,015,000	1,679,000
Core bank liability	1,673,000	1,634,000
Finished goods liabilities	1,599,000	1,537,000
Total short-term contract liabilities	$44,512,000	$42,496,000

Long-term contract liabilities
Customer core returns accruals	$160,980,000	$154,940,000
Core bank liability	14,009,000	15,267,000
Accrued core payment	10,045,000	928,000
Finished goods liabilities	825,000	1,588,000
Customer allowances earned	-	41,000
Total long-term contract liabilities	$185,859,000	$172,764,000

9. Leases

The Company leases various facilities in North America and Asia under operating leases expiring through August 2033. The Company has material nonfunctional currency leases that could have a material impact on the Company’s condensed consolidated statements of operations. As required for other monetary liabilities, lessees remeasure foreign currency-denominated lease liabilities using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates and are not affected by subsequent changes in the exchange rates. In connection with the remeasurement of these leases, the Company recorded a gain of $3,129,000 and a loss of $985,000 during the three months ended December 31, 2022 and 2021, respectively. During the nine months ended December 31, 2022 and 2021, the Company recorded gains of $2,108,000 and $64,000, respectively, in connection with the remeasurement of these leases. These amounts are included in “foreign exchange impact of lease liabilities and forward contracts” in the condensed consolidated statements of operations.

Balance sheet information for leases is as follows:

Leases	Classification	December 31, 2022	March 31, 2022
Assets:
Operating	Operating lease assets	$85,407,000	$81,997,000
Finance	Plant and equipment	6,157,000	7,470,000
Total leased assets		$91,564,000	$89,467,000

Liabilities:
Current
Operating	Operating lease liabilities	$8,329,000	$6,788,000
Finance	Other current liabilities	1,910,000	2,330,000
Long-term
Operating	Long-term operating lease liabilities	81,512,000	80,803,000
Finance	Other liabilities	2,600,000	3,425,000
Total lease liabilities		$94,351,000	$93,346,000

Lease cost recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Lease cost
Operating lease cost	$3,232,000	$3,134,000	$9,527,000	$9,325,000
Short-term lease cost	340,000	361,000	1,353,000	1,112,000
Variable lease cost	164,000	225,000	528,000	716,000
Finance lease cost:
Amortization of finance lease assets	503,000	515,000	1,531,000	1,579,000
Interest on finance lease liabilities	68,000	83,000	200,000	269,000
Total lease cost	$4,307,000	$4,318,000	$13,139,000	$13,001,000

Maturities of lease commitments at December 31, 2022 by fiscal year were as follows:

Maturity of lease liabilities	Operating Leases	Finance Leases	Total
2023 - remaining three months	$3,335,000	$600,000	$3,935,000
2024	13,364,000	1,915,000	15,279,000
2025	12,498,000	1,414,000	13,912,000
2026	12,065,000	682,000	12,747,000
2027	10,782,000	191,000	10,973,000
Thereafter	64,621,000	44,000	64,665,000
Total lease payments	116,665,000	4,846,000	121,511,000
Less amount representing interest	(26,824,000)	(336,000)	(27,160,000)
Present value of lease liabilities	$89,841,000	$4,510,000	$94,351,000

Other information about leases is as follows:

	December 31, 2022	March 31, 2022
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	2.7	2.9
Operating leases	9.2	10.4
Weighted-average discount rate:
Finance leases	5.4%	5.1%
Operating leases	5.8%	5.7%

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

The following is a summary of accounts receivable discount programs:

	Nine Months Ended
	December 31,
	2022	2021
Receivables discounted	$428,868,000	$418,044,000
Weighted average number of days collection was accelerated	323	335
Annualized weighted average discount rate	5.0%	1.7%
Amount of discount recognized as interest expense	$19,131,000	$6,798,000

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

The following presents a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net income (loss)	$1,026,000	$3,139,000	$(5,666,000)	$7,683,000
Basic shares	19,474,871	19,184,339	19,383,531	19,124,824
Effect of potentially dilutive securities	159,282	359,835	-	479,956
Diluted shares	19,634,153	19,544,174	19,383,531	19,604,780
Net income (loss) per share:
Basic net income (loss) per share	$0.05	$0.16	$(0.29)	$0.40
Diluted net income (loss) per share	$0.05	$0.16	$(0.29)	$0.39

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net income (loss) per share. For the three months ended December 31, 2022 and 2021, there were 1,201,984 and 1,130,694, respectively, of potential common shares not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive. For the nine months ended December 31, 2022 and 2021, there were 1,897,876 and 720,756, respectively, of potential common shares not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive.

12. Income Taxes

The Company recorded an income tax benefit of $8,971,000, or an effective tax rate of 112.9%, and income tax expense of $1,588,000, or an effective tax rate of 33.6%, for the three months ended December 31, 2022 and 2021, respectively. The Company recorded an income tax benefit of $9,296,000, or an effective tax rate of 62.1%, and income tax expense of $4,786,000, or an effective tax rate of 38.4%, for the nine months ended December 31, 2022 and 2021, respectively. Effective tax rates are based on current annual projections and any changes in future periods could result in an effective tax rate that is materially different from the current estimate. The effective tax rate for the three and nine months ended December 31, 2022, was primarily impacted by (i) specific jurisdictions that the Company does not expect to recognize the benefit of losses, (ii) foreign income taxed at rates that are different from the federal statutory rate, and (iii) non-deductible executive compensation under Internal Revenue Code Section 162(m).

The Company and its subsidiaries file income tax returns in the U.S. federal, various state, and foreign jurisdictions with varying statutes of limitations. At December 31, 2022, the Company is not under examination in any jurisdiction, and remain subject to examination from the years ended March 31, 2017. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $47,369,000 and $44,968,000 at December 31, 2022 and March 31, 2022, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are included in “foreign exchange impact of lease liabilities and forward contracts” in the condensed consolidated statements of operations.

The following shows the effect of derivative instruments on the condensed consolidated statements of operations:

	Gain (Loss) Recognized as Foreign Exchange Impact of Lease Liabilities and Forward Contracts
	Three Months Ended		Nine Months Ended
Derivatives Not Designated as	December 31,		December 31,
Hedging Instruments	2022	2021	2022	2021
Forward foreign currency exchange contracts	$1,184,000	$600,000	$445,000	$(1,833,000)

The fair value of the forward foreign currency exchange contracts of $1,558,000 and $1,113,000 is included in prepaid expenses and other current assets in the condensed consolidated balance sheets at December 31, 2022 and March 31, 2022, respectively. The changes in the fair values of forward foreign currency exchange contracts are included in “foreign exchange impact of lease liabilities and forward contracts” in the condensed consolidated statements of cash flows for the nine months ended December 31, 2022 and 2021.

14. Fair Value Measurements

The following summarizes financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	December 31, 2022				March 31, 2022
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments Mutual funds	$2,169,000	$2,169,000	$-	$-	$2,202,000	$2,202,000	$-	$-
Prepaid expenses and other current assets Forward foreign currency exchange contracts	1,558,000	-	1,558,000	-	1,113,000	-	1,113,000	-

Liabilities
Other current liabilities
Deferred compensation	2,169,000	2,169,000	-	-	2,202,000	2,202,000	-	-

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

15. Share-based Payments

Stock Options

During the nine months ended December 31, 2022 and 2021, no options to purchase shares of the Company’s common stock were granted.

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2022	1,695,499	$17.53
Granted	-	$-
Exercised	(323,249)	$6.68
Forfeited/Cancelled	(101,257)	$18.62
Expired	(3,000)	$9.85
Outstanding at December 31, 2022	1,267,993	$20.22

At December 31, 2022, options to purchase 99,839 shares of common stock were unvested at a weighted average exercise price of $15.16.

At December 31, 2022, there was $295,000 of total unrecognized compensation expense related to unvested stock option awards, which will be recognized over the weighted average remaining vesting period of approximately six months.

Restricted Stock Units and Restricted Stock Awards (collectively “RSUs”)

During the nine months ended December 31, 2022 and 2021, the Company granted (i) performance-based restricted stock awards which had a threshold performance level of 33,333 shares, a target performance level of 66,667 shares, and a maximum performance level of 100,000 shares at the grant date for both periods and (ii) 229,121 and 163,703 of time-based vesting restricted stock units, respectively, based on the closing market price on the grant date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2022	399,063	$19.98
Granted	329,121	$13.46
Vested	(228,519)	$20.08
Forfeited/Cancelled	(64,921)	$19.39
Outstanding at December 31, 2022	434,744	$15.08

At December 31, 2022, there was $4,143,000 of unrecognized compensation expense related to RSUs, which will be recognized over the weighted average remaining vesting period of approximately 1.7 years.The Company’s unrecognized compensation expense includes restricted stock awards at the target performance level as deemed probable at quarter-end.

Performance Stock Units (“PSUs”)

During the nine months ended December 31, 2022 and 2021, the Company granted 126,028 and 84,593 PSUs (at target performance levels), respectively, which typically cliff vest after three-years subject to continued employment. These awards are contingent and granted separately for each of the following metrics: adjusted EBITDA, net sales, and relative total shareholder return (“TSR”). Compensation cost is determined at the grant date and recognized on a straight-line basis over the requisite service period to the extent the conditions are deemed probable. The number of shares earned at the end of the three-year period will vary, based only on actual performance, from 0% to 150% of the target number of PSUs granted. PSUs are not considered issued or outstanding ordinary shares of the Company.

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

The following table summarizes the assumptions used in determining the fair value of the TSR awards:

	Nine Months Ended December 31,
	2022	2021
Risk free interest rate	3.35%	0.47%
Expected life in years	3	3
Expected volatility of MPA common stock	51.30%	53.70%
Expected average volatility of peer companies	62.70%	59.30%
Average correlation coefficient of peer companies	27.50%	26.70
Expected dividend yield	-	-
Grant date fair value	$16.02	$26.89

The following is a summary of non-vested PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2022	84,593	$23.19
Granted	126,028	$14.00
Vested	-	$-
Forfeited	(15,482)	$20.01
Outstanding at December 31, 2022	195,139	$17.51

At December 31, 2022, there was $2,231,000 of unrecognized compensation expense related to these awards, which will be recognized over the weighted average remaining vesting period of approximately 2.1 years.

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

The following summarizes the changes in the warranty return accrual:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Balance at beginning of period	$18,461,000	$20,875,000	$20,125,000	$21,093,000
Charged to expense	31,621,000	30,282,000	96,436,000	88,380,000
Amounts processed	(32,510,000)	(32,425,000)	(98,989,000)	(90,741,000)
Balance at end of period	$17,572,000	$18,732,000	$17,572,000	$18,732,000

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

17. Share Repurchases

In August 2018, the Company’s board of directors approved an increase in its share repurchase program from $20,000,000 to $37,000,000 of its common stock. During the three and nine months ended December 31, 2022, the Company did not repurchase any shares of its common stock. As of December 31, 2022, $18,745,000 was utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in the Company’s Credit Facility. The Company retired the 837,007 shares repurchased under this program through December 31, 2022. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

18. Related Party Transactions

Operating Lease

In December 2022, the Company entered into an operating lease for its 35,000 square foot manufacturing, warehouse, and office facility in Ontario, Canada, with a company co-owned by a member of management. The lease, commencing January 1, 2023, has an initial term of one year with a base rent of approximately $27,000 per month and includes options to renew for up to four years.

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

Management Overview

We have a multi-pronged platform for growth within the automotive aftermarket for non-discretionary replacement hard parts and test solutions. In addition, we offer diagnostic equipment applications focused on the fast-evolving electric mobility markets. Our investments in infrastructure and human resources during the past few years reflects the significant expansion of manufacturing capacity to support multiple product lines and continues to be transformative and scalable. These investments included (i) a 410,000 square foot distribution center, (ii) two buildings totaling 372,000 square feet for remanufacturing and core sorting of brake calipers, and (iii) the realignment of production at our initial 312,000 square foot facility in Mexico. New products introduced through our growth strategies include brake pads and rotors, which were formally introduced during the first quarter of fiscal 2023.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic continues to adversely impact the U.S. and global economies – creating uncertainty regarding the potential effects on the supply chain disruptions, rate of inflation, increasing interest rates, and customer demand. We incurred costs related to the COVID-19 pandemic, which are included in cost of goods sold and operating expenses in the condensed consolidated statements of operations, of $396,000 and $764,000 during the three months ended December 31, 2022 and 2021, respectively, and $1,873,000 and $2,573,000 during the nine months ended December 31, 2022 and 2021, respectively.

Results of Operations for the Three Months Ended December 31, 2022 and 2021

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Three Months Ended December 31,
	2022	2021
Cash flow (used in) provided by operations	$(4,474,000)	$2,165,000
Finished goods turnover (annualized) (1)	3.1	4.0

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues. Our finished goods turnover ratio for the three months ended December 31, 2022 was impacted by our investment in inventory to address disruptions related to the global supply chain and logistics challenges to meet higher anticipated future sales.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended December 31,
	2022	2021
Net sales	$151,819,000	$161,810,000
Cost of goods sold	130,826,000	129,235,000
Gross profit	20,993,000	32,575,000
Gross profit percentage	13.8%	20.1%

Net Sales. Our net sales for the three months ended December 31, 2022 were $151,819,000, which represents a decrease of $9,991,000, or 6.2%, from the three months ended December 31, 2021 of $161,810,000. Sales for the three months ended December 31, 2022 were impacted by (i) inventory reduction initiatives from one of our largest customers, (ii) changes in the purchasing and return patterns of certain customers, (iii) disruptions with global supply chain and logistics services, and (iv) general economic conditions including extreme weather.

Gross Profit. Our gross profit was $20,993,000, or 13.8% of net sales, for the three months ended December 31, 2022 compared with $32,575,000, or 20.1% of net sales, for the three months ended December 31, 2021. Our gross margin for the three months ended December 31, 2022 reflects (i) higher inflationary costs— including disruptions with the global supply chain, logistics services, higher wages, (ii) lower absorption of overhead costs as we manage our inventory levels, and (iii) changes in product mix.

Our gross profit for the three months ended December 31, 2022 and 2021 was impacted by (i) additional expenses of $2,370,000 and $3,006,000, respectively, primarily due to certain costs for disruptions in the supply chain, (ii) amortization of core and finished goods premiums paid to customers related to new business of $3,075,000 and $3,146,000, respectively, and (iii) the non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, which resulted in a write-down of $863,000 and $846,000, respectively.

Additionally, our gross margin was impacted for the three months ended December 31, 2021 by higher freight costs, net of certain price increases, of approximately $1,338,000.

Operating Expenses

The following summarizes operating expenses:

	Three Months Ended December 31,
	2022	2021
General and administrative	$13,599,000	$14,605,000
Sales and marketing	5,634,000	6,274,000
Research and development	2,547,000	2,635,000
Foreign exchange impact of lease liabilities and forward contracts	(4,313,000)	385,000

Percent of net sales

General and administrative	9.0%	9.0%
Sales and marketing	3.7%	3.9%
Research and development	1.7%	1.6%
Foreign exchange impact of lease liabilities and forward contracts	(2.8)%	0.2%

General and Administrative. Our general and administrative expenses for the three months ended December 31, 2022 were $13,599,000, which represents a decrease of $1,006,000, or 6.9%, from the three months ended December 31, 2021 of $14,605,000. This decrease was primarily due to (i) $1,060,000 of decreased employee incentives and (ii) $1,009,000 of decreased share-based compensation in connection with equity grants made to employees. These decreases were partially offset by (i) $723,000 of increased severance expense due to headcount reduction and (ii) $375,000 of increased employee-related expense at our offshore locations.

Sales and Marketing. Our sales and marketing expenses for the three months ended December 31, 2022 were $5,634,000, which represents a decrease of $640,000, or 10.2%, from the three months ended December 31, 2021 of $6,274,000. This decrease was primarily due to (i) $325,000 of decreased marketing and advertising expenses, (ii) $325,000 of decreased commissions due to lower sales, and (iii) $289,000 of decreased employee-related expenses due to our cost-cutting measures. These decreases were partially offset by $265,000 for increased trade shows as normal business expenses resumed.

Research and Development. Our research and development expenses for the three months ended December 31, 2022 were $2,547,000, which represents a decrease of $88,000, or 3.3%, from the three months ended December 31, 2021 of $2,635,000. This decrease was primarily due to our cost-cutting measures.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts for the three months ended December 31, 2022 was a non-cash gain of $4,313,000 compared with a non-cash loss of $385,000 for the three months ended December 31, 2021. This change was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities, which resulted in a non-cash gain of $3,129,000 compared with a non-cash loss of $985,000 for the three months ended December 31, 2022 and 2021, respectively, due to foreign currency exchange rate fluctuations and (ii) the forward foreign currency exchange contracts, which resulted in non-cash gains of $1,184,000 and $600,000 for the three months ended December 31, 2022 and 2021, respectively, due to the changes in their fair values.

Interest Expense

Interest Expense, net. Our interest expense for the three months ended December 31, 2022 was $11,471,000, which represents an increase of $7,522,000, or 190.5%, from interest expense for the three months ended December 31, 2021 of $3,949,000. Of this increase in interest expense, approximately 98% resulted from higher interest rates and approximately 73% of this increase resulted from our accounts receivable discount programs utilized by our customers. Our borrowing and receivable discount programs have interest costs that vary with interest rate movements. In addition, our average borrowing under our credit facility increased during the three months ended December 31, 2022 as compared with the three months ended December 31, 2021.

Provision for Income Taxes

Income Tax. We recorded an income tax benefit of $8,971,000, or an effective tax rate of 112.9%, and income tax expense of $1,588,000, or an effective tax rate of 33.6%, for the three months ended December 31, 2022 and 2021, respectively. Effective tax rates are based on current annual projections and any changes in future periods could result in an effective tax rate that is materially different from the current estimate. The effective tax rate for the three months ended December 31, 2022, was primarily impacted by (i) foreign income taxed at rates that are different from the federal statutory rate and (ii) non-deductible executive compensation under Internal Revenue Code Section 162(m).

Results of Operations for the Nine Months Ended December 31, 2022 and 2021

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Nine Months Ended December 31,
	2022	2021
Cash flow used in operations	$(21,428,000)	$(22,174,000)
Finished goods turnover (annualized) (1)	3.3	4.2

(1)
Annualized finished goods turnover for the fiscal period is calculated by multiplying cost of goods sold for the period by 1.33 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal period. We believe this provides a useful measure of our ability to turn our inventory into revenues. Our finished goods turnover ratio for the nine months ended December 31, 2022 was impacted by our investment in inventory to address disruptions related to the global supply chain and logistics challenges to meet higher anticipated future sales.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Nine Months Ended December 31,
	2022	2021
Net sales	$488,347,000	$486,392,000
Cost of goods sold	410,536,000	394,295,000
Gross profit	77,811,000	92,097,000
Gross profit percentage	15.9%	18.9%

Net Sales. Our net sales for the nine months ended December 31, 2022 were $488,347,000, which represents an increase of $1,955,000, or 0.4%, from the nine months ended December 31, 2021 of $486,392,000, which was positively impacted by $13,327,000 in core revenue due to a realignment of inventory at certain customer distribution centers. Excluding the core revenue in the prior year, net sales increased $15,282,000, or 3.2%, for the nine months ended December 31, 2022, reflecting increasing sales of our growing brake-related product lines. This increase in sales for the nine months ended December 31, 2022 were partially offset by inventory reduction initiatives from one of our largest customers and disruptions with global supply chain and logistics services.

Gross Profit. Our gross profit was $77,811,000, or 15.9% of net sales, for the nine months ended December 31, 2022 compared with $92,097,000, or 18.9% of net sales, for the nine months ended December 31, 2021. Our gross margin for the nine months ended December 31, 2022 reflects (i) higher inflationary costs— including disruptions with the global supply chain, logistics services, related higher freight costs, higher wages, (ii) impact of core revenue in the prior period due to a realignment of inventory at certain customer distribution centers, and (iii) changes in product mix.

Our gross margin for the nine months ended December 31, 2022 and 2021 was impacted by (i) higher freight costs, net of certain price increases, of $3,290,000, and $7,413,000, respectively, (ii) additional expenses due to certain costs for disruptions in the supply chain of $5,282,000 and $7,144,000, respectively, (iii) amortization of core and finished goods premiums paid to customers related to new business of $9,183,000 and $9,013,000, respectively.

In addition, gross margin was impacted by non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, which resulted in a write-down of $2,704,000 for the nine months ended December 31, 2022.

For the nine months ended December 31, 2021, gross margin was impacted by non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value and gain due to realignment of inventory at customer distribution centers, which resulted in a net gain of $1,229,000. Gross margin for the nine months ended December 31, 2021 was further impacted by transition expenses in connection with the expansion of our brake-related operations in Mexico of $2,744,000.

Operating Expenses

The following summarizes operating expenses:

	Nine Months Ended December 31,
	2022	2021

General and administrative	$42,079,000	$41,556,000
Sales and marketing	17,242,000	17,162,000
Research and development	8,330,000	7,631,000
Foreign exchange impact of lease liabilities and forward contracts	(2,553,000)	1,769,000

Percent of net sales

General and administrative	8.6%	8.5%
Sales and marketing	3.5%	3.5%
Research and development	1.7%	1.6%
Foreign exchange impact of lease liabilities and forward contracts	(0.5)%	0.4%

General and Administrative. Our general and administrative expenses for the nine months ended December 31, 2022 were $42,079,000, which represents an increase of $523,000, or 1.3%, from the nine months ended December 31, 2021 of $41,556,000. This increase was primarily due to (i) $1,722,000 of increased expense resulting from foreign currency transactions, (ii) $1,071,000 of increased severance expense due to headcount reduction, (iii) $491,000 of increased employee-related expense at our offshore locations, (iv) $436,000 of increased information technology costs in connection with cybersecurity and other productivity tools, (v) $301,000 of increased professional services, (vi) $299,000 of increased employee-related expense, and (vii) $282,000 of increased general insurance expense. These increases were partially offset by (i) $2,129,000 of decreased employee incentives and (ii) $1,936,000 of decreased share-based compensation in connection with equity grants made to employees.

Sales and Marketing. Our sales and marketing expenses for the nine months ended December 31, 2022 were $17,242,000, which represents an increase of $80,000, or 0.5%, from the nine months ended December 31, 2021 of $17,162,000. This increase was primarily due to (i) $424,000 for increased trade shows as normal business expenses resumed, (ii) $366,000 of increased travel costs as some business travel resumed, and (iii) $93,000 of increased commissions due to higher sales. These increases were partially offset by $592,000 of decreased marketing and advertising expenses and $139,000 of decreased employee-related expenses due to our cost-cutting measures.

Research and Development. Our research and development expenses for the nine months ended December 31, 2022 were $8,330,000, which represents an increase of $699,000, or 9.2%, from the nine months ended December 31, 2021 of $7,631,000. This increase was primarily due to (i) $356,000 of increased employee-related expenses, primarily due to our electric vehicle testing system initiatives, (ii) $271,000 of increased samples for our core library and other research and development supplies, and (iii) $55,000 of increased outside services primarily due to development projects.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts for the nine months ended December 31, 2022 was a non-cash gain of $2,553,000 compared with a non-cash loss of $1,769,000 for the nine months ended December 31, 2021. This change was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities, which resulted in non-cash gains of $2,108,000 and $64,000 for the nine months ended December 31, 2022 and 2021, respectively, due to foreign currency exchange rate fluctuations and (ii) the forward foreign currency exchange contracts, which resulted in a non-cash gain of $445,000 compared with a non-cash loss of $1,833,000 for the nine months ended December 31, 2022 and 2021, respectively, due to the changes in their fair values.

Interest Expense

Interest Expense, net. Our interest expense for the nine months ended December 31, 2022 was $27,675,000, which represents an increase of $16,165,000, or 140.4%, from interest expense for the nine months ended December 31, 2021 of $11,510,000. Of this increase in interest expense, approximately 96% resulted from higher interest rates and approximately 76% of this increase resulted from our accounts receivable discount programs utilized by our customers. Our borrowing and receivable discount programs have interest costs that vary with interest rate movements. During the nine months ended December 31, 2022, utilization of our accounts receivable discount programs and our average borrowing under our credit facility increased.

Provision for Income Taxes

Income Tax. We recorded an income tax benefit of $9,296,000, or an effective tax rate of 62.1%, and income tax expense of $4,786,000, or an effective tax rate of 38.4%, for the nine months ended December 31, 2022 and 2021, respectively. Effective tax rates are based on current annual projections and any changes in future periods could result in an effective tax rate that is materially different from the current estimate. The effective tax rate for the nine months ended December 31, 2022, was primarily impacted by (i) specific jurisdictions that we do not expect to recognize the benefit of losses, (ii) foreign income taxed at rates that are different from the federal statutory rate, and (iii) non-deductible executive compensation under Internal Revenue Code Section 162(m).

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $122,892,000 and $110,580,000, a ratio of current assets to current liabilities of 1.3:1.0, at December 31, 2022 and March 31, 2022, respectively. The increase in working capital reflects our investment in inventory to address disruptions related to the global supply chain and logistics challenges to meet higher anticipated sales.

Our primary source of liquidity was from the use of our receivable discount programs and credit facility during the nine months ended December 31, 2022. In addition, we have access to our existing cash, as well as our available credit facilities to meet short-term liquidity needs. We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, and lease and capital expenditure obligations over the next 12 months.

As of December 31, 2022, we identified certain defaults with respect to the Credit Facility, which arose from non-compliance with certain financial covenants. On February 3, 2023, we entered into a fifth amendment to the Credit Facility (the “Fifth Amendment”). The Fifth Amendment, among other things, (i) waived certain existing defaults and events of defaults arising from non-compliance with the fixed charge coverage ratio and senior leverage ratio financial covenants as of the end of the fiscal quarter ended December 31, 2022, (ii) modified the fixed charge coverage ratio and senior leverage ratio financial covenant levels for the quarters ending March 31, 2023 and June 30, 2023, (iii) modified the definitions of “Applicable Margin” and “Consolidated EBITDA”, and (iv) added a new minimum undrawn availability financial covenant.

Share Repurchase Program

In August 2018, our board of directors approved an increase in our share repurchase program from $20,000,000 to $37,000,000 of our common stock. As of December 31, 2022, $18,745,000 was utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our credit facility. We retired the 837,007 shares repurchased under this program through December 31, 2022. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Cash Flows

The following summarizes cash flows as reflected in the condensed consolidated statements of cash flows:

	Nine Months Ended December 31,
	2022	2021
Cash flows (used in) provided by:
Operating activities	$(21,428,000)	$(22,174,000)
Investing activities	(3,855,000)	(5,426,000)
Financing activities	14,898,000	19,770,000
Effect of exchange rates on cash and cash equivalents	(52,000)	76,000
Net decrease in cash and cash equivalents	$(10,437,000)	$(7,754,000)
Additional selected cash flow data:
Depreciation and amortization	$9,322,000	$9,591,000
Capital expenditures	3,607,000	5,111,000

Net cash used in operating activities was $21,428,000 and $22,174,000 during the nine months ended December 31, 2022 and 2021, respectively. The change in our operating activities reflects a more significant build-up of inventory in the prior year as compared with the current year partially offset by lower net income and lower accounts payable. We continue to manage our working capital to maximize our operating cash flow.

Net cash used in investing activities was $3,855,000 and $5,426,000 during the nine months ended December 31, 2022 and 2021, respectively. The change in our investing activities primarily resulted from decreased capital expenditures due to the completion of our expansion of our brake-related operations in Mexico during the second quarter of fiscal 2022.

Net cash provided by financing activities was $14,898,000 and $19,770,000 during the nine months ended December 31, 2022 and 2021, respectively. The change in our financing activities resulted from lower borrowing and higher repayments under our credit facility during the nine months ended December 31, 2022. In addition, we repurchased 106,486 shares of our common stock for $1,914,000 during the nine months ended December 31, 2021.

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

The Term Loans require quarterly principal payments of $937,500. The Credit Facility bears interest at rates equal to either SOFR (as defined below) plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Term Loans and Revolving Facility was 6.98% and 7.16% respectively, at December 31, 2022, and 2.99% and 3.13% respectively, at March 31, 2022.

The Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. In addition, the Credit Facility places limits on our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, redeem, or repurchase capital stock, alter the business conducted by us and our subsidiaries, transact with affiliates, prepay, redeem, or purchase subordinated debt, and amend or otherwise alter debt agreements.

On November 3, 2022, we entered into a fourth amendment to the Credit Facility (the “Fourth Amendment”). The Fourth Amendment, among other things, (i) modified the fixed charge coverage ratio financial covenant for the fiscal quarters ending September 30, 2022 and December 31, 2022, (ii) modified the total leverage ratio financial covenant for the quarter ending September 30, 2022, (iii) modified the definition of “Consolidated EBITDA”, and (iv) replaced LIBOR as the benchmark rate with a replacement benchmark based on the Secured Overnight Financing Rate (“SOFR”) effective November 3, 2022. The modifications to the financial covenants were effective as of September 30, 2022.

As of December 31, 2022, we identified certain defaults with respect to the Credit Facility, which arose from non-compliance with certain financial covenants. On February 3, 2023, we entered into the Fifth Amendment, which among other things, (i) waived certain existing defaults and events of defaults arising from non-compliance with the fixed charge coverage ratio and senior leverage ratio financial covenants as of the end of the fiscal quarter ended December 31, 2022, (ii) modified the fixed charge coverage ratio and senior leverage ratio financial covenant levels for the quarters ending March 31, 2023 and June 30, 2023, (iii) modified the definitions of “Applicable Margin” and “Consolidated EBITDA”, and (iv) added a new minimum undrawn availability financial covenant.

We had $175,000,000 and $155,000,000 outstanding under the Revolving Facility at December 31, 2022 and March 31, 2022, respectively. In addition, $6,370,000 was outstanding for letters of credit at December 31, 2022. At December 31, 2022, after certain contractual adjustments, $57,250,000 was available under the Revolving Facility.

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

The following is a summary of the receivable discount programs:

	Nine Months Ended December 31,
	2022	2021
Receivables discounted	$428,868,000	$418,044,000
Weighted average number of days collection was accelerated	323	335
Annualized weighted average discount rate	5.0%	1.7%
Amount of discount recognized as interest expense	$19,131,000	$6,798,000

Capital Expenditures and Commitments

Capital Expenditures

Our total capital expenditures, including finance leases and non-cash capital expenditures were $3,632,000 and $5,248,000 for the nine months ended December 31, 2022 and 2021, respectively. These capital expenditures primarily include the purchase of equipment for our current operations. We completed the expansion of our operations in Mexico during the second quarter of fiscal 2022. We expect to incur approximately $1,500,000 of capital expenditures primarily to support our current operations, including purchases of equipment, during the remainder of fiscal 2023. We fund these expenditures primarily from our working capital and leasing.

Related Party Transactions

Operating Lease

In December 2022, we entered into an operating lease for our 35,000 square foot manufacturing, warehouse, and office facility in Ontario, Canada, with a company co-owned by a member of management. The lease, commencing January 1, 2023, has an initial term of one year with a base rent of approximately $27,000 per month and includes options to renew for up to four years.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer

Shares repurchased during the three months ended December 31, 2022 were as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

October 1 - October 31, 2022:
Open market and privately negotiated purchases	-	$-	-	$18,255,000
November 1 - November 30, 2022:
Open market and privately negotiated purchases	-	$-	-	18,255,000
December 1 - December 31, 2022:
Open market and privately negotiated purchases	-	$-	-	18,255,000

Total	0		0	$18,255,000

(1)
As of December 31, 2022, $18,745,000 was utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our Credit Facility. We retired the 837,007 shares repurchased under this program through December 31, 2022. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Item 3.	Defaults Upon Senior Securities

As of December 31, 2022, the Company was in default under its financial covenants in its Loan Agreement with PNC Bank, National Association.  As of February 3, 2023, the Company entered into the Fifth Amendment to the Loan Agreement that waived the defaults and amended the applicable margin, financial covenants and other terms.  A copy of the Fifth Amendment is attached to this Form 10-Q as Exhibit 10.2.

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
10.1
Fourth Amendment to Amended and Restated Loan Agreement, dated as of November 3, 2022, among Motorcar Parts of America, Inc., D&V Electronics Ltd., Dixie Electric Ltd., Dixie Electric Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 9, 2022.
10.2
Fifth Amendment to Amended and Restated Loan Agreement, dated as of February 3, 2023, among Motorcar Parts of America, Inc., D&V Electronics Ltd., Dixie Electric Ltd., Dixie Electric Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
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

MOTORCAR PARTS OF AMERICA, INC.

Dated: February 9, 2023	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: February 9, 2023	By:	/s/ Kamlesh Shah
Kamlesh Shah
Chief Accounting Officer