Form 10-K
period 2023-03-31
MOTORCAR PARTS OF AMERICA INC
filed 2023-06-14
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023

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

As of September 30, 2022, which was the last business day of the registrant’s most recently completed fiscal second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $285,989,000 based on the closing sale price as reported on the NASDAQ Global Select Market.

There were 19,494,615 shares of common stock outstanding as of June 6, 2023.

DOCUMENTS INCORPORATED BY REFERENCE:

In accordance with General Instruction G (3) of Form 10-K, the information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s Definitive Proxy Statement for the registrant’s next Annual Meeting of Stockholders filed within 120 days of March 31, 2023 or will be included in an amendment to this Form 10-K filed within 120 days of March 31, 2023.

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

General

We are a leading supplier of automotive aftermarket non-discretionary replacement parts and test solutions and diagnostic equipment -- building upon industry leading technology to be “The Global Leader for Parts and Solutions that Move Our World Today and Tomorrow”. We operate in the $130 billion non-discretionary automotive aftermarket for replacement hard parts in North America. Our hard parts products include light-duty rotating electrical products, wheel hub products, brake-related products, and turbochargers. In addition, we sell test solutions and diagnostic equipment, which were added with our acquisitions of D&V Electronics Ltd. in July 2017 and Mechanical Power Conversion, LLC in December 2018 and heavy-duty rotating electrical products, which were added with our January 2019 acquisition of Dixie Electric, Ltd.

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

Demand for replacement parts generally increases with the age of vehicles and miles driven, which provides favorable opportunities for sales of our products. The current population of light-duty vehicles in the U.S. is approximately 285 million, and the average age of these vehicles is approximately 12 years and is expected to continue to grow, in particular during recession years. Although miles driven can fluctuate for various reasons, including fuel prices, they have been generally increasing for several years.

In addition, we operate in the $11 billion-plus rapidly emerging global market for automotive test solutions and diagnostic equipment and see the opportunity for accelerating growth rates for today and the future as electrification becomes increasingly important around the world. We also operate in the $700 million market for medium and heavy-duty automotive aftermarket replacement parts for truck, industrial, marine, and agricultural applications.

Growth Strategies and Key Initiatives

With a scalable infrastructure and abundant growth opportunities, we are focused on growing our aftermarket business in the North American marketplace and growing our leadership position in the test solutions and diagnostic equipment market by providing innovative and intuitive solutions to our customers.

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

Heavy Duty

•
Market and grow our innovative design solutions and commitment to quality. We continue to develop and improve product performance, ease of installation or coverage simplification to deliver installation-ready products to provide extended service life and reduced downtime for our existing and new customers.

Products

We carry approximately 37,000 stock keeping units (“SKUs”) to support automotive replacement parts and test solutions and diagnostic equipment. Our products are sold under our customers’ widely recognized private label brand names and our own brand names including Quality-Built®, Pure Energy™, D&V Electronics, Dixie Electric, and DelStar®.

Our products include: (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake-related products, which include brake calipers, brake boosters, brake rotors, brake pads, and brake master cylinders, (iv) turbochargers, (v) test solutions and diagnostic equipment products, and (vi) heavy-duty products.

Segment Reporting

Our three operating segments are as follows:

•
Hard Parts, including (i) light duty rotating electric products such as alternators and starters, (ii) wheel hub products, (iii) brake-related products, including brake calipers, brake boosters, brake rotors, brake pads and brake master cylinders, and (iv) turbochargers,

•
Test Solutions and Diagnostic Equipment, including (i) applications for combustion engine vehicles, including bench top testers for alternators and starters, (ii) test solutions and diagnostic equipment for the pre- and post-production of electric vehicles, (iii) software emulation of power systems applications for the electrification of all forms of transportation (including automobiles, trucks and the emerging electrification of systems within the aerospace industry, such as electric vehicle charging stations), and

•	Heavy Duty, including non-discretionary automotive aftermarket replacement hard parts for heavy-duty truck, industrial, marine, and agricultural applications.

Prior to the fourth quarter of fiscal 2023, our operating segments met the aggregation criteria and were aggregated. Effective as of the fourth quarter of fiscal 2023, we revised our segment reporting as we determined that our three operating segments no longer met the criteria to be aggregated. Our Hard Parts operating segment meets the criteria of a reportable segment. The Test Solutions and Diagnostic Equipment and Heavy Duty segments are not material, are not separately reportable, and are included within the “all other” category. See Note 19 of the notes to consolidated financial statements for more information.

Sales, Marketing and Distribution

We sell our hard parts products to the largest automotive chains, including Advance (inclusive of Carquest, Autopart International, and Worldpac), AutoZone, Genuine Parts (NAPA), and O’Reilly with an aggregate of approximately 26,000 retail outlets. In addition, these products are sold to warranty replacement programs (“OES”) customers, professional installers, and a diverse group of automotive warehouse distributors. Our heavy-duty products, which have some overlap with the light-duty automotive aftermarket, are also sold via specialty distribution channels through OES, fleet, and auto electric outlets. We also sell test solutions and diagnostic equipment to the automotive chains listed above and via direct and indirect sales channels, technical conferences, and trade shows to some of the world’s leading automotive companies, and to the aerospace/aviation sector. We offer testing services at our technical center located in Detroit, Michigan. During fiscal 2023, we sold approximately 98% of our products in North America, with approximately 2% of our products sold in Asian and European countries.

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

Customers: Customer Concentration. While we continually seek to diversify our customer base, we currently derive, and have historically derived, a substantial portion of our sales from a small number of large customers. Sales to our three largest customers in the aggregate represented 84%, 85%, and 87%, and sales to our largest customer, represented 37%, 38%, and 42% of our net sales during fiscal 2023, 2022 and 2021, respectively. Any meaningful reduction in the level of sales to any of these customers, deterioration of the financial condition of any of these customers or the loss of any of these customers could have a materially adverse impact on our business, results of operations, and financial condition.

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

Operations

Production Process for Non-discretionary Replacement Parts. The majority of our products are remanufactured at our facilities in Mexico, Canada, and to a lesser extent in Malaysia. We continue to maintain production of certain remanufactured units that require specialized service at our Torrance, California facility. We also manufacture and assemble new products at our facilities in Malaysia and India. Our remanufacturing process begins with the receipt of Used Cores from our customers or core brokers. The Used Cores are evaluated for inventory control purposes and then sorted by part number. Each Used Core is completely disassembled into its fundamental components. The components are cleaned in an environmentally sound process that employs customized equipment and cleaning materials in accordance with the required specifications of the particular component. All components known to be subject to major wear and those components determined not to be reusable or repairable are replaced by new components. Non-salvageable components of the Used Core are sold as scrap.

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

Environmental, Social and Governance (ESG) and Human Capital

Our Culture. Our Company was founded in 1968 on the values of integrity, common decency and respect for others.  Our core values are Excellence, Passion/Productivity, Innovation/Integrity, Community, and Quality (“EPICQ”) and characterize our daily corporate focus. These values are embodied in our Code of Ethics, which has been adopted by our Board of Directors to serve as a statement of principles to guide our decision-making and reinforce our commitment to these values in all aspects of our business. We believe that our commitment to our Company, our employees and the communities within which we operate has led to high employee satisfaction and low employee turnover, and our commitment to our customers, suppliers and business partners has resulted in high customer satisfaction, as evidenced by the customer awards that we routinely win, and decades-long customer relationships.

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

As of March 31, 2023, we employed approximately 5,600 people, with 400 people in the United States, 4,800 people in Mexico, 200 people Canada, and 200 people in Malaysia and China. Approximately 5,200 people are production employees. We have non-union and unionized facilities. Approximately 4,700 production employees are covered by a local union. We believe we have a strong relationship with the union that represents our employees.

Our facilities are located in labor markets with readily available access to skilled and unskilled workers. Our relationship and communication with our unionized and non-represented workforce is good.

Inclusion and Diversity. Our board is ethnically diverse and comprised of 9 independent directors, including three women. We believe an inclusive workforce is critical to our success, with an ongoing focus on the hiring, retention, and advancement of women and other underrepresented ethnic groups. We employ 38% women and 62% men globally. In the United States, 76% of our workforce are considered ethnic minorities.

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

Social Responsibility. We are firmly committed to social responsibility. While safety, respect, and inclusion have always been fundamental to our company, these qualities are more important than ever. Our socially responsible initiatives include subsidized food programs for certain employees, donations to community organizations, sponsorship of sport teams and weekend family events. In addition, we launched an Agri-farm organic food and community program in Mexico to enhance our social responsibility practices on a global basis.

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

Our Board of Directors appointed the Audit Committee with direct oversight of our: (i) information security policies, including periodic assessment of risk of information security breach, training program, significant threat changes and vulnerabilities and monitoring metrics and (ii) effectiveness of information security policy implementation. Our Audit Committee is comprised entirely of independent directors, one of whom has significant work experience related to information security issues or oversight. Management will report information security instances to the Audit Committee as they occur, if material, and will provide a summary multiple times per year to the Audit Committee.

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

Several conditions have led to adverse impacts on the U.S. and global economies and created uncertainty regarding the potential effects on our employees, supply chain, operations, and customer demand. These conditions impact our operations and the operations of our customers, suppliers, and vendors because of quarantines, facility closures, travel, logistics restrictions and supply chain issues. The extent to which these conditions impact us will depend on numerous factors and future developments, which are highly uncertain and cannot be predicted, including, but not limited to: (i) general economic and growth conditions, (ii) the impact of inflation on our expenses, (iii) the effects of the Russia/Ukraine conflict on international trade, customers, suppliers, and vendors, (iv) public health crises, such as the COVID-19 pandemic, and (v) the extent to which we return to “normal” economic and operating conditions or the economy stabilizes to a “new normal.”  Even if some of these conditions subside, we may continue to experience adverse impacts to our business because of an economic recession or depression that has occurred or may occur in the future, as well as the lingering effects on logistics, supply chain and the social norms of society. We could experience adverse impacts from these conditions in a number of ways, including, but not limited to, the following which have occurred to some extent during this fiscal year:

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

Adverse changes in economic conditions, including inflation, recession, increased fuel prices, tariffs, and unemployment levels, availability of consumer credit, taxation or instability in the financial markets or credit markets may either lower demand for our products or increase our operational costs, or both. In addition, elections and other changes in the political landscape could have similar effects. Such conditions may also materially impact our customers, suppliers and other parties with whom we do business. Our revenue will be adversely affected if demand for our products declines. The impact of unfavorable economic conditions may also impair the ability of our customers to pay for products they have purchased. As a result, reserves for doubtful accounts and write-offs of accounts receivables may increase and failure to collect a significant portion of amounts due on those receivables could have a material adverse effect upon our business, results of operations, and financial condition.  In addition, we also get pressure from our suppliers to pay them faster and our customers to pay us slower, which impacts our cash flows.

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

Our net sales are concentrated among a small number of large customers. Sales to our three largest customers in the aggregate represented 84%, and sales to our largest customer represented 37% of our net sales during fiscal 2023. We are under ongoing pressure from our major customers to offer lower prices, extended payment terms, increased marketing and other allowances and other terms more favorable to these customers because our sales to these customers are concentrated, and the market in which we operate is very competitive. Customer demands have put continued pressure on our operating margins and profitability, resulted in periodic contract renegotiation to provide more favorable prices and terms to these customers and significantly increased our working capital needs. The loss of or a significant decline in sales to any of these customers could adversely affect our business, results of operations, and financial condition. In addition, customer concentration leaves us vulnerable to any adverse change in the financial condition of these customers.

We regularly review our accounts receivable and allowance for credit losses by considering factors such as historical experience, credit quality and age of the accounts receivable, and the current economic conditions that may affect a customer’s ability to pay such amounts owed to us. The majority of our sales are to leading automotive aftermarket parts suppliers. We participate in trade accounts receivable discount programs with our major customers. If the creditworthiness of any of our customers was downgraded, we could be adversely affected, in that we may be subjected to higher interest rates on the use of these discount programs or we could be forced to wait longer for payment. Should our customers experience significant cash flow problems, our financial position and results of operations could be materially and adversely affected, and the maximum amount of loss that would be incurred would be the outstanding receivable balance, Used Cores expected to be returned by customers, and the value of the Remanufactured Cores held at customers’ locations. We maintain an allowance for credit losses that, in our opinion, provides for an adequate reserve to cover losses that may be incurred. However we cannot assure you that our losses will not exceed our reserve for the reasons and risks above. Changes in terms with, significant allowances for, and collections from these customers could affect our operating results and cash flows.

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

The automotive industry is increasingly focused on the development of hybrid and electric vehicles and of advanced driver assistance technologies, with the goal of developing and introducing a commercially-viable, fully-automated driving experience. There has also been an increase in consumer preferences for mobility on demand services, such as car and ride sharing, as opposed to automobile ownership, which may result in a long-term reduction in the number of vehicles per capita. In addition, some industry participants are exploring transportation through alternatives to automobiles. These evolving areas have also attracted increased competition from entrants outside the traditional automotive industry. If we do not continue to innovate and develop, or acquire, new and compelling products that capitalize upon new technologies in response to consumer preferences, it could have an adverse impact on our results of operations. These changes may also reduce demand for our products for combustion engine vehicles.

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

Our operating results are affected over the long term by automotive parts failure rates. These failure rates are impacted by a number of factors outside of our control, including product designs that have resulted in greater reliability, the number of miles driven by consumers, and the average age of vehicles on the road. A reduction in the failure rates of automotive parts would reduce the demand for our products and thus adversely affect our sales and profitability.

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

A significant portion of automotive parts and components we use in our remanufacturing process are imported from suppliers located outside the U.S., including China and other countries in Asia. As a result, we are subject to various risks of doing business in foreign markets and importing products from abroad, such as the following, which we have experienced in the last fiscal year:

●	significant delays in the delivery of cargo due to port security and over-crowding considerations;
●	imposition of duties, taxes, tariffs or other charges on imports;
●	financial or political instability in any of the countries in which our product is manufactured;
●	potential recalls or cancellations of orders for any product that does not meet our quality standards;
●	disruption of imports by labor disputes or strikes and local business practices;
●	inability of our non-U.S. suppliers to obtain adequate credit or access liquidity to finance their operations; and
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

●	political or military conflict involving foreign countries or the U.S., which could cause a delay in the transportation of our products and an increase in transportation costs;
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

Products manufactured overseas and imported into the U.S. and other countries are subject to import restrictions and duties, which could delay their delivery or increase their cost. We are subject to various lawsuits and claims. In addition, government agencies and self-regulatory organizations have the ability to conduct periodic examinations of and administrative proceedings regarding our business.

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

The products we manufacture or contract to manufacture contain small quantities of Tin and Gold. We manufacture or contract to manufacture one product with small quantities of Tantalum. For the reporting year ending December 31, 2022, we surveyed 211 smelters, refiners, or metal processing facilities for these minerals that are, or could be, in our supply chain. Of these, 89% were validated as conflict-free, per publicly available information on the Conflict Free Sourcing Initiative website. We have not been able to ascertain the conflict-free status of the remaining smelters or refiners.

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

Our failure to maintain effective internal control over financial reporting may affect our ability to accurately report our financial results and could materially and adversely affect the market price of our common stock.

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

We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. In fiscal 2023, approximately 25% of our total expenses were in currencies other than the U.S. dollar. As a result of our extensive operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso. To mitigate this currency risk, we enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. We also enter into forward foreign exchange contracts to exchange U.S. dollars for Chinese yuan in order to mitigate risk related to our purchases and payments to our Chinese vendors. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. These contracts generally expire in a year or less. Any change in the fair value of foreign exchange contracts is accounted for as an increase or decrease to foreign exchange impact of lease liabilities and forward contracts in the consolidated statements of operations. We recorded a non-cash gain of $2,776,000 and a non-cash loss of $316,000 due to the change in the fair value of the forward foreign currency exchange contracts during fiscal 2023 and 2022, respectively. In addition, we recorded gains of $6,515,000 and $1,989,000 in connection with the remeasurement of foreign currency-denominated lease liabilities during fiscal 2023 and 2022, respectively.

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

As of March 31, 2023, we had $158,325,000 of debt outstanding under our credit facility, which is at variable interest rates. Fluctuations in those rates could impact our operating results and cash flows. In particular, interest rates have been rising recently, which increases our interest expense. The weighted average interest on our debt was 8.12% at March 31, 2023 compared to 3.12% at March 31, 2022. In addition, our credit facility has covenants that limit aspects of our operations.

In addition, on March 31, 2023, we issued and sold $32,000,000 in aggregate principal amount of 10.0% convertible notes due in 2029 (the “Convertible Notes”). The issuance of shares of our common stock upon conversion of the Convertible Notes may dilute the ownership interests of existing stockholders and reduce our per share results of operations. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.

We may also incur additional debt in the future, which could further increase our leverage, reduce our cash flow or further restrict our business.

Our lenders may not waive future defaults under our credit agreements.

Our credit agreement with our lenders contains certain financial and other covenants. If we fail to meet any of these covenants in the future, there is no assurance that our lenders will waive any such defaults or that we will otherwise be able to cure them. If we obtained a waiver, it may impose significant costs or covenants on us. In addition, as the capital markets get more volatile, it may become more difficult to obtain such waivers or refinance our debt.

Weakness in conditions in the global credit markets and macroeconomic factors, including interest rates, could adversely affect our financial condition and results of operations.

The banking industry and global credit markets also experience difficulties from time to time, and issues involving our lenders could impact our deposits, the availability, terms and cost of borrowings or our ability to refinance our debt.  Any weakness in the credit markets could result in significant constraints on liquidity and availability of borrowing terms from lenders and accounts payable terms with vendors. These issues could also result in more stringent lending standards and terms and higher interest rates. In addition, we are exposed to changes in interest rates primarily as a result of our borrowing and receivable discount programs, which have interest costs that vary with interest rate movements. Any limitations on our ability to fund our operations could have a material adverse effect on our business, financial condition and ability to grow.

Risks Related to Owning Our Stock

Our stock price is volatile and could decline substantially.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following sets forth the location, type of facility, square footage and ownership interest in each of our material facilities.

Location	Type of Facility	Approx. Square Feet	Leased or Owned	Expiration

Torrance, CA	Remanufacturing, Warehouse, Administrative, and Office	231,000	Leased	March 2032
Tijuana, Mexico	Remanufacturing, Warehouse, and Office	312,000	Leased	August 2033
Tijuana, Mexico	Distribution Center and Office	410,000	Leased	December 2032
Tijuana, Mexico	Remanufacturing, Warehouse, and Office	199,000	Leased	December 2032
Tijuana, Mexico	Core Induction, Warehouse, and Office	173,000	Leased	December 2032
Tijuana, Mexico	Warehouse	104,000	Leased	May 2024
Singapore & Malaysia	Remanufacturing, Warehouse, and Office	114,000	Leased	Various through December 2024
Shanghai, China	Warehouse and Office	27,000	Leased	March 2024
Ontario, Canada	Remanufacturing, Warehouse, and Office	157,000	Leased	May 2026
Ontario, Canada	Manufacturing, Warehouse, and Office	35,000	Leased	December 2024

We believe the above mentioned facilities are sufficient to satisfy our current and foreseeable operations.

Item 3.	Legal Proceedings

We are subject to various lawsuits and claims. In addition, government agencies and self-regulatory organizations have the ability to conduct periodic examinations of and administrative proceedings regarding our business. Following an audit in fiscal 2019 (“Audit”), the U.S. Customs and Border Protection (“CBP”) stated that it believed that we owed additional duties relating to products that we imported from Mexico from 2011 through mid-2018. The CBP recently requested that we pay additional duties of approximately $3,900,000 from 2011 through mid-2018 related to the findings of the Audit.  We do not believe that this amount is correct and believe that we have numerous defenses and are disputing this amount vigorously. We cannot assure that the CBP will agree or that we will not need to accrue or pay additional amounts in the future.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol MPAA. As of June 6, 2023, there were 19,494,615 shares of common stock outstanding held by 11 holders of record.

Purchases of Equity Securities by the Issuer

Share repurchase activity during the fourth quarter of fiscal 2023 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

January 1 - January 31, 2023:
Open market and privately negotiated purchases	-	$-	-	$18,255,000
February 1 - February 28, 2023:
Open market and privately negotiated purchases	-	$-	-	18,255,000
March 1 - March 31, 2023:
Open market and privately negotiated purchases	-	$-	-	18,255,000

Total	0		0	$18,255,000

(1)
As of March 31, 2023, $18,745,000 of the $37,000,000 was utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our Credit Facility. We retired the 837,007 shares repurchased under this program through March 31, 2023. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Sales of Unregistered Securities

On March 31, 2023, we issued $32,000,000 aggregate principal amount of convertible notes (the “Convertible Notes”) in a private placement offering to persons reasonably believed to be qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The Convertible Notes bear interest at a rate of 10% per year. The Convertible Notes may either be redeemed for cash, converted into shares of our common stock, or a combination thereof, at our election. The Convertible Notes are presented as convertible notes, net of unamortized debt issuance costs, on the consolidated balance sheet. The aggregate proceeds from the offering were approximately $31,280,000 million, net of initial purchasers’ fees and other related expenses. The notes will mature on March 30, 2029, unless earlier converted, repurchased or redeemed. The initial conversion rate is 66.6667 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.00 per share of common stock).

Equity Compensation Plan Information

The following summarizes our equity compensation plans as of March 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c )

Equity compensation plans approved by security holders	1,854,795	(1)	$20.20	(2)	871,432	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	1,854,795		$20.20		871,432

(1)
Consists of (i) 6,000 stock options issued under the 2004 Non-Employee Director Stock Option Plan, (ii) 366,169 restricted stock units and restricted stock (collectively “RSUs”), 192,696 performance stock units (PSU’s), and 1,226,745 stock options issued under the Fourth Amended and Restated 2010 Incentive Award Plan (the “2010 Plan”), (iii) 10,417 RSUs issued under our 2014 Non-Employee Director Incentive Award Plan (the “2014 Plan”), and (iv) 52,768 RSUs issued under our 2022 Incentive Award Plan (the “2022 Plan”).

(2)	The weighted average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs and PSUs, since RSUs and PSUs have no exercise price.
(3)	Consists of shares available for future issuance under our 2022 Plan.

Stock Performance Graph

The following graph compares the cumulative return to holders of our common stock for the five years ending March 31, 2023 with the NASDAQ Composite Total Returns Index and the Zacks Retail and Wholesale Auto Parts Index. The comparison assumes $100 was invested at the close of business on March 31, 2018 in our common stock and in each of the comparison groups, and assumes reinvestment of dividends.

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

Management Overview

With a scalable infrastructure and abundant growth opportunities, we are focused on growing our aftermarket business in the North American marketplace and growing our leadership position in the test solutions and diagnostic equipment market by providing innovative and intuitive solutions to our customers. Our investments in infrastructure and human resources during the past few years reflects the significant expansion of manufacturing capacity to support multiple product lines. These investments included (i) a 410,000 square foot distribution center, (ii) two buildings totaling 372,000 square feet for remanufacturing and core sorting of brake calipers, and (iii) the realignment of production at our original 312,000 square foot facility in Mexico.

Highlights and Accomplishments in Fiscal 2023

During fiscal 2023, we continued to execute our strategic plan – focusing on meaningful growth and improving profitability by leveraging our offshore infrastructure, industry position and customer relationships. The following significant accomplishments support our optimism moving forward:

•	We achieved record fiscal fourth quarter and full-year sales, which increased 18.8 percent and 5.0 percent, respectively, with solid demand across multiple categories;
•
We experienced meaningful traction with our customers and consumers since last year’s launch of a comprehensive line of brake pads utilizing an industry-leading formulation, and brake rotors – serving the professional installer market under our Quality-Built® brand;

•	We expanded sales with additional product line offerings and customers in Mexico;
•	We continued to improve efficiencies with expected ongoing benefits through increased production volume and pricing;
•	We focused on reduction in inventory levels following a strategic build up to meet demand during recent global supply chain challenges;
•	We enhanced our liquidity and capital resources with a $32 million strategic convertible note investment that supports us at an exciting pivotal point in our evolution;
•
We received increasing interest and orders for our Test Solutions and Diagnostic Equipment, including our emerging contract testing center, from major automotive retailers, major global automotive, aerospace and research institutions;

•
We continued our social responsibility initiatives with the successful launch of an Agri-farm organic food and community program in Mexico and a continued focus on opportunities to enhance our Environmental, Social and Governance practices on a global basis.

Trends Affecting Our Business

Our business is impacted by various factors within the economy that affect both our customers and our industry, including but not limited to inflation, interest rates, global supply chain disruptions, fuel costs, wage rates, and other economic conditions. Given the nature of these various factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

Inflation

The cost to manufacture and distribute our products is impacted by the cost of raw materials, finished goods, labor, and transportation. During fiscal 2023, we experienced continued inflationary pressure and higher costs as a result of the increasing cost of raw materials, finished goods, labor, transportation, and other administrative costs. The increase in the cost of raw materials and finished goods are due in part to a shortage in the availability of certain products and the higher cost of shipping. We can only pass our increased costs onto customers on a limited basis. Future general price inflation and its impact on costs and availability of materials could adversely affect our financial results.

Interest Rates

Interest rates are rising in an effort to curb higher inflation. We are experiencing higher interest costs for our borrowing and our customers’ receivable discount programs, which have interest costs that vary with interest rate movements. The majority of our interest costs results from our customers’ receivable discount programs. The weighted average discount rate for these programs was 5.3% for fiscal 2023 compared with 1.9% for fiscal 2022. These higher interest rates and any future increases in interest rates will continue to adversely affect our financial results.

Impact of COVID-19

The COVID-19 pandemic continues to adversely impact the U.S. and global economies – creating uncertainty regarding the potential effects on the supply chain disruptions, rate of inflation, increasing interest rates, and customer demand. We incurred certain costs related to the COVID-19 pandemic, which are included in cost of goods sold and operating expenses in the consolidated statements of operations of $1,957,000 and $3,368,000 during fiscal 2023 and 2022, respectively.

Employee Retention Credit

The CARES Act provides an employee retention credit (“ERC”) that is a refundable tax credit against certain employer taxes. In the fourth quarter of the fiscal year ended March 31, 2022, we amended certain payroll tax filings and applied for a refund of $5,104,000. As of March 31, 2023, we determined that all contingencies related to the ERC were resolved and recorded a $5,104,000 receivable which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The ERC was recognized as a reduction in employer payroll taxes and allocated to the financial statement captions from which the employee’s taxes were originally incurred. As a result, we recorded a reduction in expenses of $2,034,000 in cost of goods sold, $1,377,000 in general and administrative expense, $968,000 in selling and marketing expense, and $725,000 in research and development expense, which is reflected in the accompanying consolidated statement of operations for the year ended March 31, 2023. In April 2023, we received full payment of the ERC receivable.

Segment Reporting

Our three operating segments are as follows:

•
Hard Parts, including (i) light duty rotating electric products such as alternators and starters, (ii) wheel hub products, (iii) brake-related products, including brake calipers, brake boosters, brake rotors, brake pads and brake master cylinders, and (iv) turbochargers,

•
Test Solutions and Diagnostic Equipment, including (i) applications for combustion engine vehicles, including bench top testers for alternators and starters, (ii) test solutions and diagnostic equipment for the pre- and post-production of electric vehicles, (iii) software emulation of power systems applications for the electrification of all forms of transportation (including automobiles, trusts and the emerging electrification of systems within the aerospace industry, such as electric vehicle charging stations), and

•	Heavy Duty, including non-discretionary automotive aftermarket replacement hard parts for heavy-duty truck, industrial, marine, and agricultural applications.

Prior to the fourth quarter of fiscal 2023, our operating segments met the aggregation criteria and were aggregated. Effective as of the fourth quarter of fiscal 2023, we revised our segment reporting as we determined that our three operating segments no longer met the criteria to be aggregated. Our Hard Parts operating segment meets the criteria of a reportable segment. The Test Solutions and Diagnostic Equipment and Heavy Duty segments are not material, are not separately reportable, and are included within the “all other” category. See Note 19 of the notes to consolidated financial statements for more information.

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

There continues to be uncertainty and disruption in the global economy and financial markets. We are not currently aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of March 31, 2023. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

•
We record an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. We periodically review inventory to identify excess quantities and part numbers that are experiencing a reduction in demand. Any part numbers with quantities identified during this process are reserved for at rates based upon our judgment, historical rates, and consideration of possible scrap and liquidation values which may be as high as 100% of cost if no liquidation market exists for the part. As a result of this process, we recorded reserves for excess and obsolete inventory of $16,436,000 and $13,520,000 at March 31, 2023 and 2022, respectively. This increase in the reserve was primarily due to excess inventory of certain finished goods on hand at March 31, 2023 compared with March 31, 2022.

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

Upfront payments to customers represent marketing allowances, such as sign-on bonuses, slotting fees, and promotional allowances provided to our customers. These allowances are recognized as an asset and amortized over the appropriate period of time as a reduction of revenue if we expect to generate future revenues associated with the upfront payment. If we do not expect to generate additional revenue, then the upfront payment is recognized in the consolidated statements of operations when payment occurs as a reduction of revenue. Upfront payments expected to be amortized during our normal operating cycle, which is generally one year, are classified as short-term contract assets.

Core premiums paid to customers represent the difference between the Remanufactured Core acquisition price paid to customers generally in connection with new business, and the related Used Core cost. The core premiums are treated as an asset and recognized as a reduction of revenue through the later of the date at which related revenue is recognized or the date at which the sales incentive is offered. We consider, among other things, the length of our largest ongoing customer relationships, duration of customer contracts, and the average life of vehicles on the road in determining the appropriate period of time over which to amortize these premiums. These core premiums are amortized over a period typically ranging from six to eight years, adjusted for specific circumstances associated with the arrangement. Core premiums are recorded as long-term contract assets. Core premiums expected to be amortized within our normal operating cycle, which is generally one year, are classified as short-term contract assets.

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

Customer Finished Goods Returns Accrual

The customer finished goods returns accrual represents our estimate of our exposure to customer returns, including warranty returns, under our general right of return policy to allow customers to return items that their end user customers have returned to them and from time to time, stock adjustment returns when the customers’ inventory of certain product lines exceeds the anticipated sales to end-user customers. The customer finished goods returns accrual represents the Unit Value of the estimated returns and is classified as a current liability due to the expectation that these returns will occur within the normal operating cycle of one year. Our customer finished goods returns accrual was $37,984,000 and $38,086,000 at March 31, 2023 and 2022, respectively. The change in the customer finished goods returns accrual primarily resulted from the timing of returned goods authorizations (“RGAs”) issued at March 31, 2023 compared with March 31, 2022.

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

Results of Operations

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating consolidated data for the periods indicated:

	Fiscal Years Ended March 31,
	2023	2022	2021

Cash flows (used in) provided by operations	$(21,754,000)	$(44,862,000)	$56,089,000
Finished goods turnover (1)	3.6	3.8	4.1

(1)
Finished goods turnover is calculated by dividing the cost of goods sold for the year by the average between beginning and ending non-core finished goods inventory values, for each fiscal year. We believe that this provides a useful measure of our ability to turn our inventory into revenues. Our finished goods turnover for fiscal 2023 was impacted by our investment in inventory during the prior year to address disruptions related to the worldwide supply chain and logistics challenges to meet higher anticipated future sales.

Fiscal 2023 Compared with Fiscal 2022

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Fiscal Years Ended March 31,
	2023	2022

Net sales	$683,074,000	$650,308,000
Cost of goods sold	569,112,000	532,443,000
Gross profit	113,962,000	117,865,000
Gross profit percentage	16.7%	18.1%

Net Sales. Our consolidated net sales for the year ended March 31, 2023 were $683,074,000, which represents an increase of $32,766,000, or 5.0%, from the year ended March 31, 2022 of $650,308,000. The prior year’s net sales was positively impacted by $13,327,000 in core revenue due to a realignment of inventory at certain customer distribution centers. This increase in net sales for the year ended March 31, 2023 primarily reflects growing sales of our brake-related products and higher sales of our rotating electric products, partially offset by disruptions to global supply chain and logistics services and inventory reduction initiatives from one of our largest customers.

The following summarizes consolidated net sales by product mix:

	Years Ended March 31,
	2023	2022

Rotating electrical products	67%	69%
Wheel hub products	11%	13%
Brake-related products	18%	15%
Other products	4%	3%
	100%	100%

Gross Profit. Our consolidated gross profit was $113,962,000, or 16.7% of consolidated net sales, for the year ended March 31, 2023 compared with $117,865,000, or 18.1% of consolidated net sales, for the year ended March 31, 2022. Our gross margin for the year ended March 31, 2023 reflects (i) higher per unit costs resulting from absorption of overhead costs as we manage our inventory levels, (ii) higher costs due to disruptions to the global supply chain, logistics services, related higher freight costs, higher wages, (iii) impact of core revenue in the prior period due to a realignment of inventory at certain customer distribution centers, and (iv) changes in product mix.

Our gross margin for the years ended March 31, 2023 and 2022 was impacted by (i) higher freight costs, net of certain price increases, of $3,290,000, and $9,135,000, respectively, (ii) additional expenses due to certain costs for disruptions in the supply chain of $8,195,000 and $8,759,000, respectively, (iii) amortization of core and finished goods premiums paid to customers related to new business of $11,791,000 and $11,960,000, respectively.

In addition, gross margin for the year ended March 31, 2023 was impacted by (i) non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, which resulted in a write-down of $3,736,000 and (ii) a $2,034,000 reduction of payroll expense for the ERC.

For the year ended March 31, 2022, gross margin was impacted by non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value and gain due to realignment of inventory at certain customer distribution centers, which resulted in a net gain of $75,000. Gross margin for the year ended March 31, 2022 was further impacted by transition expenses in connection with the expansion of our brake-related operations in Mexico of $2,744,000.

Operating Expenses

The following summarizes consolidated operating expenses:

	Fiscal Years Ended March 31,
	2023	2022

General and administrative	$54,756,000	$57,499,000
Sales and marketing	21,729,000	22,833,000
Research and development	10,322,000	10,502,000
Foreign exchange impact of lease liabilities and forward contracts	(9,291,000)	(1,673,000)

Percent of net sales

General and administrative	8.0%	8.8%
Sales and marketing	3.2%	3.5%
Research and development	1.5%	1.6%
Foreign exchange impact of lease liabilities and forward contracts	(1.4)%	(0.3)%

General and Administrative. Our general and administrative expenses for fiscal 2023 were $54,756,000, which represents a decrease of $2,743,000, or 4.8%, from fiscal 2022 of $57,499,000. The decrease in general and administrative expense during fiscal 2023 was primarily due to (i) $3,743,000 of decreased employee incentives as no bonuses were recorded for fiscal 2023, (ii) $2,602,000 of decreased share-based compensation in connection with equity grants made to employees, and (iii) a $1,377,000 reduction of payroll expense for the ERC. These decreases were partially offset by (i) $1,640,000 of increased expense resulting from foreign currency transactions, (ii) $1,562,000 of increased severance expense due to headcount reduction, (iii) $920,000 of increased employee-related expense at our offshore locations, (iv) $403,000 of increased information technology costs in connection with cybersecurity and other productivity tools, and (v) $346,000 of increased professional services.

Sales and Marketing. Our sales and marketing expenses for fiscal 2023 were $21,729,000, which represents a decrease of $1,104,000, or 4.8%, from fiscal 2022 of $22,833,000. This decrease in sales and marketing expense during fiscal 2023 was primarily due to (i) $1,359,000 of decreased employee-related expenses (including a $968,000 reduction of payroll expense for the ERC) due to our cost-cutting measures and (ii) $535,000 of decreased marketing and advertising expenses. These decreases were partially offset by (i) $359,000 of increased trade shows as normal business expenses resumed, (ii) $370,000 of increased travel costs as some business travel resumed, and (iii) $171,000 of increased commissions due to higher sales.

Research and Development. Our research and development expenses for fiscal 2023 were $10,322,000, which represents a decrease of $180,000, or 1.7%, from fiscal 2022 of $10,502,000. This decrease in research and development expenses during fiscal 2023 was primarily due to (i) a $725,000 reduction of payroll expense related to the ERC and (ii) $265,000 of decreased outside services. These decreases were partially offset by (i) $558,000 of increased samples for our core library and other research and development supplies and (ii) $238,000 of increased employee-related expenses.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts for the years ended March 31, 2023 and 2022 were non-cash gains of $9,291,000 and $1,673,000, respectively. This change was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities, which resulted in non-cash gains of $6,515,000 and $1,989,000 for the years ended March 31, 2023 and 2022, respectively, due to foreign currency exchange rate fluctuations and (ii) the forward foreign currency exchange contracts, which resulted in a non-cash gain of $2,776,000 compared with a non-cash loss of $316,000 for the years ended March 31, 2023 and 2022, respectively, due to the changes in their fair values.

Operating Income

Consolidated Operating Income. Our consolidated operating income for the year ended March 31, 2023 was $36,446,000, which represents an increase of $7,742,000, or 27.0%, from the year ended March 31, 2022 of $28,704,000. Operating income increased primarily due to increased non-cash gains from the foreign exchange impact of lease liabilities and forward contracts and lower operating expenses, which were partially offset by lower gross profit as discussed above.

Interest Expense

Interest Expense, net. Our interest expense for the year ended March 31, 2023 was $39,555,000, which represents an increase of $24,000,000, or 154.3%, from interest expense for the year ended March 31, 2022 of $15,555,000. Approximately 86% of this increase was due to higher interest rates on our borrowing and accounts receivable discount programs, which have variable interest rates. In addition, during the year ended March 31, 2023, utilization of our accounts receivable discount programs and our average borrowing under our credit facility increased.

Provision for Income Taxes

Income Tax. We recorded an income tax expense of $1,098,000, or an effective tax rate of (35.3)%, and income tax expense of $5,788,000, or an effective tax rate of 44.0%, for fiscal 2023 and 2022, respectively. The effective tax rate for year ended March 31, 2023, was primarily impacted by (i) specific jurisdictions that we do not expect to recognize the benefit of losses, (ii) foreign income taxed at rates that are different from the federal statutory rate, and (iii) non-deductible executive compensation under Internal Revenue Code Section 162(m).

Fiscal 2022 Compared with Fiscal 2021

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Fiscal Years Ended March 31,
	2022	2021

Net sales	$650,308,000	$540,782,000
Cost of goods sold	532,443,000	431,321,000
Gross profit	117,865,000	109,461,000
Gross profit percentage	18.1%	20.2%

Net Sales. Our consolidated net sales for fiscal 2022 were $650,308,000, which represents an increase of $109,526,000, or 20.3%, from fiscal 2021 of $540,782,000. While our net sales increased across all product lines due to strong demand for our products, we continued to experience a number of challenges related to the global COVID-19 pandemic, including disruptions with worldwide supply chain and logistics services during both periods. Net sales for fiscal 2022 and 2021 include $13,327,000 and $12,779,000, respectively, in core revenue due to a realignment of inventory at certain customer distribution centers.

The following summarizes sales mix:

	Years Ended March 31,
	2022	2021

Rotating electrical products	69%	73%
Wheel hub products	13%	15%
Brake-related products	15%	10%
Other products	3%	2%
	100%	100%

Gross Profit. Our gross profit increased $8,404,000, or 7.7%, to $117,865,000 for fiscal 2022 from $109,461,000 for fiscal 2021. Our gross profit increased due to strong demand across all product lines. Our consolidated gross margin was 18.1% of net sales for fiscal 2022 compared with 20.2% of net sales for fiscal 2021. The decrease in our gross margin was primarily due to inflationary costs related to the global pandemic, including disruptions with worldwide supply chain, logistics services, and related higher freight costs. During fiscal 2022 and 2021, higher freight costs, net of certain price increases that went into effect during the latter part of the current year, impacted gross margin by approximately $9,135,000, and $1,785,000, respectively. During fiscal 2022, we also incurred additional expenses of $8,759,000 due to COVID-19 related costs for disruptions in the supply chain, increased salaries associated with COVID-19 vulnerable employee pay, and personal protective equipment. During fiscal 2021, we incurred additional expenses of $5,268,000 due to increased salaries associated with COVID-19 bonuses, vulnerable employee pay, and personal protective equipment in connection with the COVID-19 pandemic.

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

The following summarizes consolidated operating expenses:

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

Operating Income

Consolidated Operating Income. Our consolidated operating income for the year ended March 31, 2022 was $28,704,000, which represents a decrease of $17,929,000, or 38.4%, from the year ended March 31, 2021 of $46,633,000. Operating income decreased primarily due to decreased non-cash gains from foreign exchange impact of lease liabilities and forward contracts and increased operating expenses, which were partially offset by increased gross profit as discussed above.

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

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $154,886,000 and $110,580,000, a ratio of current assets to current liabilities of 1.4:1.0 at March 31, 2023 and 1.3:1.0 at March 31, 2022. The increase in working capital resulted primarily from (i) lower accounts payable balances, (ii) the pay down of our revolving loans from the net proceeds received from the issuance of $32,000,000 in convertible notes, (iii) higher accounts receivable, which resulted from higher net sales for fiscal 2023, and (iv) a reduction of inventory that was built-up in the prior year to meet customer demand.

Our primary source of liquidity was from the use of our receivable discount programs, credit facility, and issuance of convertible notes during fiscal 2023. In addition, we have access to our existing cash, as well as our available credit facilities to meet short-term liquidity needs. We believe our cash and cash equivalents, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, and lease and capital expenditure obligations over the next 12 months.

On March 31, 2023, we issued $32,000,000 aggregate principal amount of convertible notes in a private placement offering. The convertible notes bear interest at a rate of 10% per year. The convertible notes may either be redeemed for cash, converted into shares of our common stock, or a combination thereof, at our election. The aggregate proceeds from the offering were approximately $31,280,000, net initial purchasers’ fees and other related expenses. The notes will mature on March 30, 2029, unless earlier converted, repurchased or redeemed.

Cash Flows

The following summarizes cash flows as reflected in the consolidated statements of cash flows:

	Fiscal Years Ended March 31,
	2023	2022	2021
Cash (used in) provided by:
Operating activities	$(21,754,000)	$(44,862,000)	$56,089,000
Investing activities	(4,191,000)	(7,938,000)	(14,214,000)
Financing activities	14,308,000	60,215,000	(76,567,000)
Effect of exchange rates on cash and cash equivalents	217,000	78,000	599,000
Net (decrease) increase in cash and cash equivalents	$(11,420,000)	$7,493,000	$(34,093,000)

Additional selected cash flow data:
Depreciation and amortization	$12,444,000	$12,886,000	$11,144,000
Capital expenditures	4,201,000	7,550,000	13,942,000

Fiscal 2023 Compared with Fiscal 2022

Net cash used in operating activities was $21,754,000 and $44,862,000 for fiscal 2023 and 2022, respectively. The significant change in our operating activities was due primarily to (i) a reduction of inventory that was built-up in the prior year to meet customer demand, (ii) a reduction of accounts payable balances due to lower purchases as we continue to manage our inventory levels, and (iii) increased sales for fiscal 2023 compared with fiscal 2022, resulting in a higher accounts receivable balance which will be collected in future periods. We continue to manage our working capital to maximize our operating cash flow.

Net cash used in investing activities was $4,191,000 and $7,938,000 for fiscal 2023 and 2022, respectively. The change in our investing activities primarily resulted from decreased capital expenditures due to the completion of our expansion of our brake-related operations in Mexico during the second quarter of fiscal 2022.

Net cash provided by financing activities was $14,308,000 and $60,215,000 for fiscal 2023 and 2022, respectively. The significant change in our financing activities was due mainly to net repayments under our credit facility during fiscal 2023 compared to net borrowings under our credit facility during fiscal 2022 to support the investment in our inventory partially offset by $32,000,000 in proceeds less debt issuance costs from the issuance of our convertible notes during fiscal 2023. In addition, we repurchased 106,486 shares of our common stock for $1,914,000 during fiscal 2022.

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

The Term Loans require quarterly principal payments of $937,500. The Credit Facility bears interest at rates equal to either SOFR (as defined below) plus a margin of 2.75%, 3.00% or 3.25% or a reference rate plus a margin of 1.75%, 2.00% or 2.25%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on our Term Loans and Revolving Facility was 8.02% and 8.13%, respectively, at March 31, 2023, and 2.99% and 3.13%, respectively, at March 31, 2022.

The Credit Facility, among other things, requires us to maintain certain financial covenants -- including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. In addition, the Credit Facility places limits on our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, redeem, or repurchase capital stock, alter the business conducted by us and our subsidiaries, transact with affiliates, prepay, redeem, or purchase subordinated debt, and amend or otherwise alter debt agreements.

On November 3, 2022, we entered into a fourth amendment to the Credit Facility, which among other things, (i) modified the fixed charge coverage ratio financial covenant for the fiscal quarters ending September 30, 2022 and December 31, 2022, (ii) modified the total leverage ratio financial covenant for the quarter ending September 30, 2022, (iii) modified the definition of “Consolidated EBITDA”, and (iv) replaced LIBOR as the benchmark rate with a replacement benchmark based on the Secured Overnight Financing Rate (“SOFR”) effective November 3, 2022. The modifications to the financial covenants were effective as of September 30, 2022.

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

On March 31, 2023, we entered into a sixth amendment to the Credit Facility, which among other things, (i) permitted the issuance of the Convertible Notes (as defined below), (ii) amended the definition of Consolidated EBITDA, and (iii) amended certain component definitions used in calculating the senior leverage ratio financial covenant to exclude the Convertible Notes (as defined below).

We were in compliance with all financial covenants as of March 31, 2023.

We had $145,200,000 and $155,000,000 outstanding under the Revolving Facility at March 31, 2023 and 2022, respectively. In addition, $6,370,000 was reserved for letters of credit at March 31, 2023. At March 31, 2023, after certain adjustments, $87,050,000 was available under the Revolving Facility.

Convertible Notes

On March 31, 2023, we entered into a note purchase agreement (the “Note Purchase Agreement”) with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P. (collectively, the “Purchasers”) and Bison Capital Partners VI, L.P., as the purchaser representative (the “Purchaser Representative”) for the issuance and sale of $32,000,000 in aggregate principal amount of convertible notes due in 2029 (the “Convertible Notes”) to be used for general corporate purposes.  The Convertible Notes bear interest at a rate of 10.0% per annum, compounded annually, and payable (i) in kind or (ii) in cash, annually in arrears on April 1 of each year, commencing on April 1, 2024. On June 8, 2023, we entered into the first amendment to the Note Purchase Agreement, which among other things, removed a provision that specified the Purchasers would be entitled to receive a dividend or distribution payable in certain circumstances. This amendment was effective as of March 31, 2023.

The aggregate proceeds from the offering were approximately $31,280,000, net of initial purchasers’ fees and other related expenses. The initial conversion rate is 66.6667 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.00 per share of common stock). At March 31, 2023, we had 28,650,590 shares of our common stock available to be issued if the Convertible Notes were converted.

In connection with the Note Purchase Agreement, we entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The Warrants do not become exercisable unless a Company Redemption (as defined below) occurs and the volume weighted average price of our common stock for 20 consecutive days prior to the redemption is less than $15.00. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at March 31, 2023. We estimate the fair value of the Warrants at each balance sheet date. Any subsequent changes from the initial recognition in the fair value of the Warrants will be recorded in current period earnings in the consolidated statements of operations.

The Convertible Notes may be converted, subject to certain conditions, at a conversion price of approximately $15.00 (the “Conversion Option”). The Convertible Notes also include a provision for a return of interest (“Return of Interest”), which requires the Purchasers to return 15.0% of the interest paid to us in certain circumstances. The Return of Interest provision is accounted for as part of the Conversion Option and if the Conversion Option is exercised in the future, the Return of Interest provision will remain outstanding until the Purchaser sells all of the underlying stock received upon conversion. Upon conversion, any value associated with the Return of Interest provision will be reflected as a derivative asset upon conversion, with changes in fair value being recorded in earnings in the consolidated statements of operations until settlement in connection with the sale of the underlying stock by the Purchaser.  Unless and until we deliver a redemption notice, the Purchasers of the Convertible Notes may convert their Convertible Notes at any time at their option. Upon conversion, the Convertible Notes will be settled in shares of our common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. The Convertible Notes have a stated maturity of March 30, 2029, subject to earlier conversion or redemption in accordance with their terms.

If there is a Fundamental Transaction, as defined in the Form of Convertible Promissory Note, we may redeem all or part of the Convertible Notes. Except in the case of the occurrence of a Fundamental Transaction, we may not redeem the Convertible Notes prior to March 31, 2026. After March 31, 2026, we may redeem all or part of the Convertible Notes for a cash purchase (the “Company Redemption”) price equal to the redemption price plus $4,000,000, but only if (i) we are listed on a national exchange, (ii) there is no “Event of Default” occurring and continuing and (iii) Adjusted EBITDA for the prior four quarters is greater than $80,000,000.  The “Redemption Price” shall mean a cash amount equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest. However, if the volume weighted average price of our common stock for 20 consecutive days prior to the notice of the Company Redemption is less than $15.00, the Purchasers may exercise the warrants and we will pay the Redemption Price plus $2,000,000. However, if the volume weighted average price of our common stock is less than $8 for 20 days between March 31, 2023 and September 27, 2023, we will pay the redemption price plus $5,000,000.

The Conversion Option and the Company Redemption both met the criteria for bifurcation from the Convertible Notes as derivatives and using the Monte Carlo simulation model were fair valued as a derivative liability of $10,400,000 and an asset of $1,970,000 at March 31, 2023, respectively. The Company Redemption has been combined with the Conversion Option as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the consolidated balance sheet at March 31, 2023. We estimate the fair value of the Compound Net Derivative Liability at each balance sheet date. Any subsequent changes from the initial recognition in the fair value of the Compound Net Derivative Liability will be recorded in current period earnings in the consolidated statements of operations.

The Convertible Notes also contain additional features, such as, default interest and options related to a Fundamental Transaction, requiring bifurcation which were not separately accounted for as the value of such features were not material at March 31, 2023. Any subsequent changes from the initial recognition in the fair value of those features will be recorded in current period earnings in the consolidated statements of operations.

The Convertible Notes include customary provisions relating to the occurrence of Events of Default, which include the following: (i) certain payment defaults on the Convertible Notes; (ii) certain events of bankruptcy, insolvency and reorganization involving us or any of our subsidiaries; (iii) the entering of one or more final judgements or orders against us or any of our subsidiaries for an aggregate payment exceeding $25,000,000; (iv) the acceleration of senior debt; (v) certain failures of us to comply with certain provisions of the Note Purchase Agreement or material breaches of the Note Purchase Agreement by us or any of our subsidiaries; (vi) any material provision of the Note Purchase Agreement, the Convertible Notes, the guarantee, the subordination agreement, the warrants or the registration rights agreement, for any reason, ceases to be valid and binding on us or any subsidiary, or any subsidiary shall so claim in writing to challenge the validity of or our liability under the Note Purchase Agreement, the Convertible Notes, or the registration rights agreement; or (vii) we fail to maintain the listing of our capital stock on a national securities exchange. Events of Default will be subject to a 30-day cure period except for those related to clause (ii) and (iv) of the preceding sentence.

If an Event of Default occurs and is continuing, then, we shall deliver written notice to the Purchasers within 5 business days of first learning of such Event of Default. If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to us (and not solely with respect to our significant subsidiary) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the Convertible Notes then outstanding will immediately become due and payable without any further action.

Debt issuance costs of $1,006,000 are presented in the balance sheet as a direct deduction from the carrying amounts of the Convertible Notes at March 31, 2023. Debt issuance costs are amortized using the effective interest method through the maturity of the Convertible Note and recorded in interest expense in the consolidated statements of operations. Debt issuance costs of $360,000 allocated to the Compound Net Derivative Liability were immediately expensed to interest expense in the consolidated statements of operations for the year ended March 31, 2023.

Additionally, pursuant to the Note Purchase Agreement, subject to certain conditions, the Purchaser Representative shall have the right to nominate one director to serve (the “Investor Director”) on our Board of Directors (the “Board”). If an Investor Director is not currently serving on the Board, and subject to certain other conditions set forth in the Note Purchase Agreement, the Purchaser Representative shall have the right to designate one person to have observation rights with respect to all meetings of the Board. In connection with our entry into the Note Purchase Agreement, we have appointed Douglas Trussler to serve on our Board.

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

The following is a summary of the receivable discount programs:

	Fiscal Years Ended March 31,
	2023	2022

Receivables discounted	$548,376,000	$525,441,000
Weighted average days	328	336
Weighted average discount rate	5.3%	1.9%
Amount of discount as interest expense	$26,432,000	$9,197,000

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

Share Repurchase Program

In August 2018, our board of directors approved an increase in our share repurchase program from $20,000,000 to $37,000,000 of our common stock.  During fiscal 2023, we did not repurchase any shares of our common stock.  During fiscal 2022 and 2021, we repurchased 106,486 and 54,960 shares of our common stock, respectively, for $1,914,000 and $1,139,000, respectively. As of March 31, 2023, $18,745,000 was utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our Credit Facility. We retired the 837,007 shares repurchased under this program through March 31, 2023. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Capital Expenditures and Commitments

Our total capital expenditures, including capital leases and non-cash capital expenditures, were $4,792,000 for fiscal 2023 and $8,150,000 for fiscal 2022. These capital expenditures primarily include the purchase of equipment for our current operations and the expansion of our operations in Mexico, which was completed during the second quarter of fiscal 2022. We expect to incur approximately $7,000,000 of capital expenditures primarily to support our current operations during fiscal 2024. We have used and expect to continue using our working capital and additional capital lease obligations to finance these capital expenditures.

Contractual Obligations

The following summarizes our contractual obligations and other commitments as of March 31, 2023 and the effect such obligations could have on our cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Finance lease obligations (1)	$5,008,000	$2,064,000	$2,406,000	$532,000	$6,000
Operating lease obligations (2)	113,671,000	13,567,000	24,634,000	21,541,000	53,929,000
Revolving facility (3)	145,200,000	-	-	145,200,000	-
Term loan (4)	14,947,000	4,655,000	8,391,000	1,901,000	-
Convertible notes (5)	56,704,000	-	-	-	56,704,000
Accrued core payment (6)	13,289,000	3,480,000	5,985,000	3,824,000	-
Core bank liability (7)	16,148,000	2,018,000	4,036,000	4,036,000	6,058,000
Finished goods liabilities (8)	1,710,000	1,277,000	433,000	-	-
Unrecognized tax benefits (9)	-	-	-	-	-
Other long-term obligations (10)	63,976,000	14,637,000	22,226,000	19,137,000	7,976,000
Total	$430,653,000	$41,698,000	$68,111,000	$196,171,000	$124,673,000

(1)	Finance lease obligations represent amounts due under finance leases for various types of equipment.

(2)	Operating lease obligations represent amounts due for rent under our leases for all our facilities, certain equipment, and our Company automobile.

(3)
Obligations under our Revolving Facility mature on May 28, 2026. This debt is classified as a short term liability on our balance sheet as we expect to use our working capital to repay the amounts outstanding under our revolving loan.

(4)
Term Loan obligations represent the amounts due for principal payments as well as interest payments to be made. Interest payments were calculated based upon the interest rate for our Term Loan using the SOFR option at March 31, 2023, which was 8.02%.

(5)
Obligations under our Convertible Notes mature on March 30, 2029. There are no future payments required under the Convertible Notes prior to their maturity, therefore, the carrying value of the notes plus interest payable in kind, assuming no early redemption or conversion has occurred, is included in the above table based on their maturity date of March 30, 2029.

(6)
Accrued core payment represents the amounts due for principal of $12,227,000 and interest payments of $1,062,000 to be made in connection with the purchases of Remanufactured Cores from our customers, which are held by these customers and remain on their premises.

(7)	The core bank liability represents the amounts due for principal of $15,268,000 and interest payments of $880,000 to be made in connection with the return of Used Cores from our customers.

(8)	Finished goods liabilities represents the amounts due for principal of $1,690,000 and interest payments of $20,000 to be made in connection with the purchase of finished goods from our customers.

(9)
We are unable to reliably estimate the timing of future payments related to uncertain tax position liabilities at March 31, 2023; therefore, future tax payment accruals related to uncertain tax positions in the amount of $1,964,000 have been excluded from the table above.

(10)
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

Interest rate risk

We are exposed to changes in interest rates primarily as a result of our borrowing and receivable discount programs, which have interest costs that vary with interest rate movements. Our credit facility bears interest at variable base rates, plus an applicable margin. At March 31, 2023, our net debt obligations totaled $158,143,000. If interest rates were to increase 1%, our net annual interest expense on our credit facility would have increased by approximately $1,581,000. The weighted average interest on our debt was 8.12% at March 31, 2023 compared to 3.12% at March 31, 2022.  In addition, during the year ended March 31, 2023, receivables discounted were $548,376,000. For each $500,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would have increased our interest expense by $2,500,000. The weighted average discount rate on our factored receivables was 5.3% during fiscal 2023 compared with 1.9% for fiscal 2022.

Foreign currency risk

We are exposed to foreign currency exchange risk inherent in our anticipated purchases and expenses denominated in currencies other than the U.S. dollar. We transact business in the following foreign currencies; Mexican pesos, Malaysian ringgit, Singapore dollar, Chinese yuan, and the Canadian dollar. Our primary currency risks result from fluctuations in the value of the Mexican peso and to a lesser extent the Chinese yuan. To mitigate these risks, we enter into forward foreign currency exchange contracts to exchange U.S. dollars for these foreign currencies. The extent to which we use forward foreign currency exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts generally expire in a year or less. Any changes in the fair values of our forward foreign currency exchange contracts are reflected in current period earnings. Based upon our forward foreign currency exchange contracts related to these currencies, an increase of 10% in exchange rates at March 31, 2023 would have increased our operating expenses by approximately $4,761,000. During fiscal 2023 and fiscal 2022, a gain of $2,776,000 and a loss of $316,000, respectively, was recorded due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts. In addition, we recorded gains $6,515,000 and $1,989,000 in connection with the remeasurement of foreign currency-denominated lease liabilities during fiscal 2023 and fiscal 2022, respectively.

Credit Risk

We regularly review our accounts receivable and allowance for credit losses by considering factors such as historical experience, credit quality and age of the accounts receivable, and the current economic conditions that may affect a customer’s ability to pay such amounts owed to us. The majority of our sales are to leading automotive aftermarket parts suppliers. We participate in trade accounts receivable discount programs with our major customers. If the creditworthiness of any of our customers was downgraded, we could be adversely affected, in that we may be subjected to higher interest rates on the use of these programs or we could be forced to wait longer for payment. Should our customers experience significant cash flow problems, our financial position and results of operations could be materially and adversely affected, and the maximum amount of loss that would be incurred would be the outstanding receivable balance, Used Cores expected to be returned by customers, and the value of the Remanufactured Cores held at customers’ locations. We maintain an allowance for credit losses that, in our opinion, provides for an adequate reserve to cover losses that may be incurred.

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

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO, CFO and CAO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO, CFO and CAO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of March 31, 2023.

The effectiveness of our internal control over financial reporting as of March 31, 2023 has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP. Their assessment is included in the accompanying Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

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

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a.	Documents filed as part of this report:

(1)	Index to Consolidated Financial Statements:

(2)	Schedules.

Schedule II — Valuation and Qualifying Accounts	S-1

(3)	Exhibits:

Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the “1995 Registration Statement”).

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 17, 2014.

3.8	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 14, 2016.

Number	Description of Exhibit	Method of Filing

3.9	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 22, 2017.

3.10	Third Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 1, 2022.

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed on August 9, 2022.

4.2	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.3	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.4	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

4.5	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.6	2014 Non-Employee Director Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.7	Third Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on November 20, 2017.

4.8	Fourth Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 24, 2020.

4.9	2022 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 29, 2022.

4.10	Form of Convertible Promissory Note	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 31, 2023.

4.11	Form of Common Stock Warrant	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 31, 2023.

4.12	First Amended and Restated Convertible Promissory note	Filed herewith.

4.13	First Amended and Restated Common Stock Warrant	Filed herewith.

10.1	Form of Indemnification Agreement for officers and directors	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.

10.2	Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 7, 2009.

Number	Description of Exhibit	Method of Filing

10.3	Employment Agreement, dated as of May 18, 2012, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 24, 2012.

10.4	Form of Stock Option Notice for use in connection with stock options granted to Selwyn Joffe pursuant to the Motorcar Parts of America, Inc. 2010 Incentive Award Plan	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 12, 2013.

10.5	Form of Stock Option Agreement for use in connection with stock options granted to Selwyn Joffe pursuant to the Motorcar Parts of America, Inc. 2010 Incentive Award Plan	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 12, 2013.

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

Number	Description of Exhibit	Method of Filing

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
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2021.

Number	Description of Exhibit	Method of Filing

10.19	Amendment No. 5 to Employment Agreement, dated as of June 18, 2021, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 9, 2021.

10.20
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

10.21
Fifth Amendment to Amended and Restated Loan Agreement, dated as of February 3, 2023, among Motorcar Parts of America, Inc., D&V Electronics Ltd., Dixie Electric Ltd., Dixie Electric Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on February 9, 2023.

10.22	Note Purchase Agreement	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 31, 2023.

10.23	Registration Rights Agreement	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 31, 2023.

10.24
Sixth Amendment to Amended and Restated Loan Agreement, dated as of May 28, 2021, among Motorcar Parts of America, Inc., D & V Electronics Ltd., Dixie Electric Ltd., and Dixie Electric Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 31, 2023.

10.25	Amendment No. 6 to Employment Agreement, dated March 29, 2023, between Motorcar Parts of America, Inc. and Selwyn Joffe.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 31, 2023.

10.26	First Amendment to Note Purchase Agreement	Filed herewith.

21.1	List of Subsidiaries	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document)	Filed herewith.

101.SCM	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

*	Portions of this exhibit have been granted confidential treatment by the SEC.

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

MOTORCAR PARTS OF AMERICA, INC.

Dated: June 13, 2023	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: June 13, 2023	By:	/s/ Kamlesh Shah
Kamlesh Shah
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director	June 13, 2023
Selwyn Joffe	(Principal Executive Officer)

/s/ David Lee	Chief Financial Officer	June 13, 2023
David Lee	(Principal Financial Officer)

/s/ Kamlesh Shah	Chief Accounting Officer	June 13, 2023
Kamlesh Shah	(Principal Accounting Officer)

/s/ Rudolph Borneo	Director	June 13, 2023
Rudolph Borneo

/s/ David Bryan	Director	June 13, 2023
David Bryan

/s/ Joseph Ferguson	Director	June 13, 2023
Joseph Ferguson

/s/ Philip Gay	Director	June 13, 2023
Philip Gay

/s/ Jeffrey Mirvis	Director	June 13, 2023
Jeffrey Mirvis

/s/ Jamy Rankin	Director	June 13, 2023
Jamy Rankin

/s/ Douglas Trussler	Director	June 13, 2023
Douglas Trussler

/s/ Patricia Warfield	Director	June 13, 2023
Patricia Warfield

/s/ Barbara Whittaker	Director	June 13, 2023
Barbara Whittaker

MOTORCAR PARTS OF AMERICA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Motorcar Parts of America, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Motorcar Parts of America, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Motorcar Parts of America, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2023, and the related notes and financial statement schedule and our report dated June 13, 2023 expressed an unqualified opinion thereon.

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
June 13, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Motorcar Parts of America, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Motorcar Parts of America, Inc. and subsidiaries (the Company) as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 13, 2023 expressed an unqualified opinion thereon.

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

Contractual Agreements with Core Exchange Programs

Description of the Matter
As more fully described in Note 2 to the consolidated financial statements, the Company enters into contractual arrangements with customers (core exchange programs) which represent the majority of the Company’s sales for products that contain remanufactured cores. At March 31, 2023, contract assets and contract liabilities related to core exchange programs recorded on the consolidated balance sheet were $343,824,000 and $233,946,000, respectively.

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

Marketing Allowances

Description of the Matter
As more fully described in Note 2 and Note 14 to the consolidated financial statements, revenue is recognized net of applicable marketing allowances. These marketing allowances vary by contract and can include (i) the issuance of a specified amount of credits against receivables, (ii) support for research or marketing efforts, (iii) discounts granted in connection with shipments of product, and (iv) other marketing, research, store expansion or product development support. At March 31, 2023, marketing allowances recorded on the Company’s consolidated balance sheet was $19,997,000, which is presented within contract liabilities.

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

Our audit procedures to test marketing allowances included, among others, reviewing significant contracts with customers, obtaining confirmations of contractual terms and conditions from a sample of the Company’s customers, and testing credits issued or payments made to customers throughout the year and subsequent to year-end. We tested the completeness and accuracy of data used in the calculation of the marketing allowance by agreeing contractual terms to the underlying agreements. In addition, we evaluated the relationship between revenue and marketing allowances and assessed subsequent events to determine whether there was any new information that would require adjustments to the amounts recorded.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Los Angeles, California
June 13, 2023

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2023	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$11,596,000	$23,016,000
Short-term investments	2,011,000	2,202,000
Accounts receivable — net	119,868,000	85,075,000
Inventory — net	339,675,000	370,503,000
Inventory unreturned	16,579,000	15,001,000
Contract assets	25,443,000	27,500,000
Income tax receivable	2,156,000	301,000
Prepaid expenses and other current assets	20,150,000	13,387,000
Total current assets	537,478,000	536,985,000
Plant and equipment — net	46,052,000	51,062,000
Operating lease assets	87,619,000	81,997,000
Deferred income taxes	32,625,000	26,982,000
Long-term contract assets	318,381,000	310,255,000
Goodwill	3,205,000	3,205,000
Intangible assets — net	2,143,000	3,799,000
Other assets	1,062,000	1,413,000
TOTAL ASSETS	$1,028,565,000	$1,015,698,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,437,000	$147,469,000
Accrued liabilities	22,329,000	20,966,000
Customer finished goods returns accrual	37,984,000	38,086,000
Contract liabilities	40,340,000	42,496,000
Revolving loan	145,200,000	155,000,000
Other current liabilities	4,871,000	11,930,000
Operating lease liabilities	8,767,000	6,788,000
Current portion of term loan	3,664,000	3,670,000
Total current liabilities	382,592,000	426,405,000
Term loan, less current portion	9,279,000	13,024,000
Convertible notes, related party	30,994,000	-
Contract liabilities, less current portion	193,606,000	172,764,000
Deferred income taxes	718,000	126,000
Operating lease liabilities, less current portion	79,318,000	80,803,000
Other liabilities	11,583,000	7,313,000
Total liabilities	708,090,000	700,435,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $0.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $0.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $0.01 per share, 50,000,000 shares authorized; 19,494,615 and 19,104,751 shares issued and outstanding at March 31, 2023 and 2022, respectively	195,000	191,000
Additional paid-in capital	231,836,000	227,184,000
Retained earnings	88,747,000	92,954,000
Accumulated other comprehensive loss	(303,000)	(5,066,000)
Total shareholders’ equity	320,475,000	315,263,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,028,565,000	$1,015,698,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended March 31,
	2023	2022	2021

Net sales	$683,074,000	$650,308,000	$540,782,000
Cost of goods sold	569,112,000	532,443,000	431,321,000
Gross profit	113,962,000	117,865,000	109,461,000
Operating expenses:
General and administrative	54,756,000	57,499,000	53,847,000
Sales and marketing	21,729,000	22,833,000	18,024,000
Research and development	10,322,000	10,502,000	8,563,000
Foreign exchange impact of lease liabilities and forward contracts	(9,291,000)	(1,673,000)	(17,606,000)
Total operating expenses	77,516,000	89,161,000	62,828,000
Operating income	36,446,000	28,704,000	46,633,000
Interest expense, net	39,555,000	15,555,000	15,770,000
(Loss) income before income tax expense	(3,109,000)	13,149,000	30,863,000
Income tax expense	1,098,000	5,788,000	9,387,000

Net (loss) income	$(4,207,000)	$7,361,000	$21,476,000
Basic net (loss) income per share	$(0.22)	$0.38	$1.13
Diluted net (loss) income per share	$(0.22)	$0.38	$1.11

Weighted average number of shares outstanding:
Basic	19,340,246	19,119,727	19,023,145
Diluted	19,340,246	19,559,646	19,387,555

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Years Ended March 31,
	2023	2022	2021

Net (loss) income	$(4,207,000)	$7,361,000	$21,476,000
Other comprehensive income (loss), net of tax:
Foreign currency translation income (loss)	4,763,000	2,630,000	(328,000)
Total other comprehensive income (loss), net of tax	4,763,000	2,630,000	(328,000)

Comprehensive income	$556,000	$9,991,000	$21,148,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss (Income)	Total

Balance at March 31, 2020	18,969,380	$190,000	$218,581,000	$64,117,000	$(7,368,000)	$275,520,000

Compensation recognized under employee stock plans	-	-	5,247,000	-	-	5,247,000
Exercise of stock options	58,848	-	719,000	-	-	719,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	72,118	1,000	(351,000)	-	-	(350,000)
Repurchase and cancellation of treasury stock, including fees	(54,960)	(1,000)	(1,138,000)	-	-	(1,139,000)
Foreign currency translation	-	-	-	-	(328,000)	(328,000)
Net income	-	-	-	21,476,000	-	21,476,000

Balance at March 31, 2021	19,045,386	$190,000	$223,058,000	$85,593,000	$(7,696,000)	$301,145,000

Compensation recognized under employee stock plans	-	-	7,287,000	-	-	7,287,000
Exercise of stock options, net of shares withheld for employee taxes and net share settlement of exercise price	33,996	-	499,000	-	-	499,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	131,855	2,000	(1,747,000)	-	-	(1,745,000)
Repurchase and cancellation of treasury stock, including fees	(106,486)	(1,000)	(1,913,000)	-	-	(1,914,000)
Foreign currency translation	-	-	-	-	2,630,000	2,630,000
Net income	-	-	-	7,361,000	-	7,361,000

Balance at March 31, 2022	19,104,751	$191,000	$227,184,000	$92,954,000	$(5,066,000)	$315,263,000

Compensation recognized under employee stock plans	-	-	4,685,000	-	-	4,685,000
Exercise of stock options, net of shares withheld for employee taxes and net share settlement of exercise price	236,199	2,000	938,000	-	-	940,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	153,665	2,000	(971,000)	-	-	(969,000)
Foreign currency translation	-	-	-	-	4,763,000	4,763,000
Net loss	-	-	-	(4,207,000)	-	(4,207,000)

Balance at March 31, 2023	19,494,615	$195,000	$231,836,000	$88,747,000	$(303,000)	$320,475,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended March 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(4,207,000)	$7,361,000	$21,476,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,984,000	11,338,000	9,573,000
Amortization of intangible assets	1,460,000	1,548,000	1,571,000
Amortization and write-off of debt issuance costs	663,000	623,000	859,000
Amortization of interest on contract liabilities, net	940,000	879,000	924,000
Accrued interest on convertible notes, related party	9,000	-	-
Amortization of core premiums paid to customers	11,113,000	11,242,000	6,590,000
Amortization of finished goods premiums paid to customers	678,000	718,000	101,000
Non-cash lease expense	8,348,000	7,447,000	7,102,000
Foreign exchange impact of lease liabilities and forward contracts	(9,291,000)	(1,673,000)	(17,606,000)
Foreign currency remeasurement loss (gain)	1,408,000	48,000	(1,500,000)
Loss due to the change in the fair value of the contingent consideration	-	67,000	230,000
Loss (gain) on short-term investments	181,000	(163,000)	(521,000)
Net provision for inventory reserves	18,851,000	13,504,000	12,803,000
Net provision for customer payment discrepancies	2,112,000	2,142,000	694,000
Net provision for doubtful accounts	108,000	95,000	(1,000)
Deferred income taxes	(5,207,000)	(7,442,000)	(433,000)
Share-based compensation expense	4,685,000	7,287,000	5,247,000
Loss on disposal of plant and equipment	17,000	36,000	29,000
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(37,176,000)	(24,145,000)	28,364,000
Inventory	10,423,000	(95,529,000)	(73,564,000)
Inventory unreturned	(1,531,000)	(437,000)	(5,514,000)
Income tax receivable	(2,030,000)	111,000	3,200,000
Prepaid expenses and other current assets	(2,906,000)	(682,000)	(2,763,000)
Other assets	435,000	122,000	523,000
Accounts payable and accrued liabilities	(23,757,000)	17,453,000	55,958,000
Customer finished goods returns accrual	(201,000)	6,533,000	6,138,000
Contract assets, net	(17,560,000)	(52,474,000)	(43,871,000)
Contract liabilities, net	17,719,000	48,056,000	45,118,000
Operating lease liabilities	(7,141,000)	(5,442,000)	(6,376,000)
Other liabilities	(881,000)	6,515,000	1,738,000
Net cash (used in) provided by operating activities	(21,754,000)	(44,862,000)	56,089,000
Cash flows from investing activities:
Purchase of plant and equipment	(4,201,000)	(7,550,000)	(13,942,000)
Proceeds from sale of plant and equipment	-	-	8,000
Redemptions of (payments for) short term investments	10,000	(388,000)	(280,000)
Net cash used in investing activities	(4,191,000)	(7,938,000)	(14,214,000)
Cash flows from financing activities:
Borrowings under revolving loan	65,000,000	107,000,000	27,000,000
Repayments under revolving loan	(74,800,000)	(36,000,000)	(95,000,000)
Repayments of term loan	(3,750,000)	(3,750,000)	(3,750,000)
Proceeds from issuance of convertible notes, related party	32,000,000	-	-
Payments for debt issuance costs	(1,716,000)	(1,159,000)	-
Payments on finance lease obligations	(2,397,000)	(2,716,000)	(2,442,000)
Payment of contingent consideration	-	-	(1,605,000)
Exercise of stock options	940,000	499,000	719,000
Cash used to net share settle equity awards	(969,000)	(1,745,000)	(350,000)
Repurchase of common stock, including fees	-	(1,914,000)	(1,139,000)
Net cash provided by (used in) financing activities	14,308,000	60,215,000	(76,567,000)
Effect of exchange rate changes on cash and cash equivalents	217,000	78,000	599,000
Net (decrease) increase in cash and cash equivalents	(11,420,000)	7,493,000	(34,093,000)
Cash and cash equivalents — Beginning of year	23,016,000	15,523,000	49,616,000
Cash and cash equivalents — End of year	$11,596,000	$23,016,000	$15,523,000
Supplemental disclosures of cash flow information:
Cash paid for interest, net	$37,772,000	$13,994,000	$14,066,000
Cash paid for income taxes, net of refunds	14,198,000	6,746,000	3,027,000
Cash paid for operating leases	12,055,000	10,406,000	10,878,000
Cash paid for finance leases	2,659,000	3,061,000	2,821,000
Plant and equipment acquired under finance lease	1,246,000	836,000	4,102,000
Assets acquired under operating leases	7,832,000	16,187,000	16,484,000
Non-cash capital expenditures	6,000	661,000	857,000
Debt issuance costs included in accounts payable and accrued liabilities	476,000	-	-

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading supplier of automotive aftermarket non-discretionary replacement parts, and test solutions and diagnostic equipment. These replacement parts are primarily sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s test solutions and diagnostic equipment primarily serves the global automotive component and powertrain testing market. The Company’s products include (i) light duty and heavy duty rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake-related products, which include brake calipers, brake boosters, brake rotors, brake pads, brake shoes, and brake master cylinders, and (iv) other products, which include (a) turbochargers and (b) test solutions and diagnostic equipment including: (i) applications for combustion engine vehicles, including bench top testers for alternators and starters, (ii) test solutions and diagnostic equipment for the pre- and post-production of electric vehicles, (iii) software emulation of power systems applications for the electrification of all forms of transportation (including automobiles, trusts and the emerging electrification of systems within the aerospace industry, such as electric vehicle charging stations).

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

Segment Reporting

The Company’s three operating segments are as follows:

•
Hard Parts, including (i) light duty rotating electric products such as alternators and starters, (ii) wheel hub products, (iii) brake-related products, including brake calipers, brake boosters, brake rotors, brake pads and brake master cylinders, and (iv) turbochargers,

•
Test Solutions and Diagnostic Equipment, including (i) applications for combustion engine vehicles, including bench top testers for alternators and starters, (ii) test solutions and diagnostic equipment for the pre- and post-production of electric vehicles, (iii) software emulation of power systems applications for the electrification of all forms of transportation (including automobiles, trucks and the emerging electrification of systems within the aerospace industry, such as electric vehicle charging stations), and

•	Heavy Duty, including non-discretionary automotive aftermarket replacement hard parts for heavy-duty truck, industrial, marine, and agricultural applications.

Prior to the fourth quarter of fiscal 2023, the Company’s operating segments met the aggregation criteria and were aggregated. Effective as of the fourth quarter of fiscal 2023, the Company revised its segment reporting as it determined that its three operating segments no longer met the criteria to be aggregated. The Company’s Hard Parts operating segment meets the criteria of a reportable segment. The Test Solutions and Diagnostic Equipment and Heavy Duty are not material, are not separately reportable, and are included within the “all other” category. See Note 19 for more information.

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

•
The Company records an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. The Company periodically reviews inventory to identify excess quantities and part numbers that are experiencing a reduction in demand. Any part numbers with quantities identified during this process are reserved for at rates based upon management’s judgment, historical rates, and consideration of possible scrap and liquidation values which may be as high as 100% of cost if no liquidation market exists for the part. As a result of this process, the Company recorded reserves for excess and obsolete inventory of $16,436,000 and $13,520,000 at March 31, 2023 and 2022, respectively. This increase in the reserve was primarily due to excess inventory of certain finished goods on hand at March 31, 2023 compared with March 31, 2022.

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

Upfront payments to customers represent marketing allowances, such as sign-on bonuses, slotting fees, and promotional allowances provided by the Company to its customers. These allowances are recognized as an asset and amortized over the appropriate period of time as a reduction of revenue if the Company expects to generate future revenues associated with the upfront payment. If the Company does not expect to generate additional revenue, then the upfront payment is recognized in the consolidated statements of operations when payment occurs as a reduction of revenue. Upfront payments expected to be amortized during the Company’s normal operating cycle, which is generally one year, are classified as short-term contract assets.

Core premiums paid to customers represent the difference between the Remanufactured Core acquisition price paid to customers, generally in connection with new business, and the related Used Core cost. The core premiums are treated as an asset and recognized as a reduction of revenue through the later of the date at which related revenue is recognized or the date at which the sales incentive is offered. The Company considers, among other things, the length of its largest ongoing customer relationships, duration of customer contracts, and the average life of vehicles on the road in determining the appropriate period of time over which to amortize these premiums. These core premiums are amortized over a period typically ranging from six to eight years, adjusted for specific circumstances associated with the arrangement. Core premiums are recorded as long-term contract assets. Core premiums expected to be amortized within the Company’s normal operating cycle, which is generally one year, are classified as short-term contract assets.

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

Plant and Equipment

Plant and equipment are stated at cost, less accumulated depreciation. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred. Depreciation is provided on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Machinery and equipment are depreciated over a range from five to ten years. Office equipment and fixtures are depreciated over a range from three to ten years. Leasehold improvements are depreciated over the lives of the respective leases or the service lives of the leasehold improvements, whichever is shorter. Depreciation of assets recorded under finance leases is included in depreciation expense. The Company evaluates plant and equipment, including leasehold improvements, equipment, construction in progress, and right-of-use assets for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. There was no impairment recorded during the years ended March 31, 2023, 2022, or 2021.

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

The Company has material non-functional currency leases. As required for other monetary liabilities, lessees shall remeasure a foreign currency-denominated lease liability using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates, which are not affected by subsequent changes in the exchange rates. The Company recorded gains of  $6,515,000, $1,989,000 and $9,893,000 during the years ended March 31, 2023, 2022 and 2021, respectively, which are included in foreign exchange impact of lease liabilities and forward contracts in the consolidated statements of operations. See Note 10 for additional information regarding the Company’s leases.

Goodwill

The Company evaluates goodwill for impairment at least annually during the fourth quarter of each fiscal year or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The goodwill impairment test is performed at the reporting unit level, which represents the Company’s operating segments. In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company’s qualitative assessment indicates that goodwill impairment is more likely than not, it will proceed with performing the quantitative assessment. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value of the reporting unit exceeds its fair value an impairment loss will be recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. The Company completes the required annual testing of goodwill impairment for each of the reporting units during the fourth quarter of the year. No impairment was recorded during the years ended March 31, 2023, 2022, or 2021.

Intangible Assets

The Company’s intangible assets other than goodwill are finite–lived and amortized on a straight-line basis over their respective useful lives. The Company analyzes its finite-lived intangible assets for impairment when and if indicators of impairment exist. No impairment was recorded during the years ended March 31, 2023, 2022, or 2021.

Debt Issuance Costs

Debt issuance costs include fees and costs incurred to obtain financing. Debt issuance costs related to the Company’s term loans and convertible notes are presented in the balance sheet as a direct deduction from carrying amounts of the respective debt. Debt issuance costs related to the Company’s revolving loan are presented in prepaid expenses and other current assets in the accompanying consolidated balance sheets, regardless of whether or not there are any outstanding borrowings under the revolving loan. These fees and costs are amortized using the straight-line method, which approximates the effective interest rate method, over the terms of the related loans and notes and are included in interest expense in the Company’s consolidated statements of operations.

Foreign Currency Translation

For financial reporting purposes, the functional currency of the foreign subsidiaries is the local currency. The assets and liabilities of foreign operations for which the local currency is the functional currency are translated into the U.S. dollar at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates during the year. The accumulated foreign currency translation adjustment is presented as a component of comprehensive income or loss in the consolidated statements of shareholders’ equity. During the year ended March 31, 2023, aggregate foreign currency transaction losses of $1,401,000 and gains of $239,000 and $1,144,000 for the years ended March 31, 2022 and 2021, respectively, were recorded in general and administrative expenses.

Revenue Recognition

Revenue is recognized when performance obligations under the terms of a contract with the Company’s customers are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Revenue is recognized net of all anticipated returns, marketing allowances, volume discounts, and other forms of variable consideration. Revenue is recognized either when products are shipped or when delivered, depending on the applicable contract terms.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses for the years ended March 31, 2023, 2022 and 2021 were $606,000, $1,007,000, and $507,000, respectively.

Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, warrants, and Convertible Notes (as defined in Note 8), which would result in the issuance of incremental shares of common stock to the extent such impact is not anti-dilutive.

The following presents a reconciliation of basic and diluted net (loss) income per share.

	Years Ended March 31,
	2023	2022	2021
Net (loss) income	$(4,207,000)	$7,361,000	$21,476,000
Basic shares	19,340,246	19,119,727	19,023,145
Effect of dilutive stock options	-	439,919	364,410
Diluted shares	19,340,246	19,559,646	19,387,555
Net (loss) income per share:
Basic net (loss) income per share	$(0.22)	$0.38	$1.13
Diluted net (loss) income per share	$(0.22)	$0.38	$1.11

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net (loss) income per share. For the years ended March 31, 2023, 2022 and 2021, there were 1,854,795, 725,998, and 1,279,251, respectively, of potential common shares not included in the calculation of diluted net (loss) income per share because their effect was anti-dilutive. In addition, for the year ended March 31, 2023, there were 5,846 of potential common shares not included in the calculation of diluted net (loss) income per share in under the “if-converted” method for the Convertible Notes because their effect was anti-dilutive. The potential common shares related to the Warrants (as defined below) issued in connection with the Convertible Notes (see Note 8) are anti-dilutive until they become exercisable and as of March 31, 2023, the Warrants were not exercisable.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including allowances for credit losses, valuation of inventory, valuation of long-lived assets, goodwill and intangible assets, depreciation and amortization of long-lived assets, litigation matters, valuation of deferred tax assets, share-based compensation, sales returns and other customer marketing allowances, the incremental borrowing rate used in determining the present value of lease liabilities, and valuation of the embedded derivatives in connection with the convertible notes. Although the Company does not believe that there is a reasonable likelihood that there will be a material change in the future estimate or in the assumptions used in calculating the estimate, unforeseen changes in the industry, or business could materially impact the estimate and may have a material adverse effect on its business, financial condition and results of operations.

Financial Instruments

The carrying amounts of cash, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loan, term loan and other long-term liabilities approximate their fair value based on current rates for instruments with similar characteristics. The carrying amount of the convertible notes approximated their fair value as they were issued and sold on March 31, 2023.

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

Credit Risk

The Company regularly reviews its accounts receivable and allowance for credit losses by considering factors such as historical experience, credit quality and age of the accounts receivable, and the current economic conditions that may affect a customer’s ability to pay. The majority of the Company’s sales are to leading automotive aftermarket parts suppliers. The Company participates in trade accounts receivable discount programs with its major customers. If the creditworthiness of any of its customers was downgraded, the Company could be adversely affected, in that it may be subjected to higher interest rates on the use of these discount programs or it could be forced to wait longer for payment. Should the Company’s customers experience significant cash flow problems, its financial position and results of operations could be materially and adversely affected, and the maximum amount of loss that would be incurred would be the outstanding receivable balance, Used Cores expected to be returned by customers, and the value of the Remanufactured Cores held at customers’ locations. The Company maintains an allowance for credit losses that, in its opinion, provide for an adequate reserve to cover losses that may be incurred.

Deferred Compensation Plan

The Company has a deferred compensation plan for certain members of management. The plan allows participants to defer salary and bonuses. The assets of the plan, which are held in a trust and are subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency, are recorded as short-term investments in the consolidated balance sheets. Consequently, the trust qualifies as a Rabbi trust for income tax purposes. The plan’s assets consist primarily of mutual funds and are recorded at market value with any unrealized gain or loss recorded as general and administrative expense. The carrying value of plan assets were $2,011,000 and $2,202,000, and the deferred compensation liability, which is included in other current liabilities in the accompanying consolidated balance sheets, was $2,011,000 and $2,202,000 at March 31, 2023 and 2022, respectively. During the years ended March 31, 2023, 2022, and 2021, the Company made contributions of $75,000, $119,000 and $96,000, respectively.

During the year ended March 31, 2023, the Company redeemed $297,000 of its short-term investments for the payment of deferred compensation liabilities. During the year ended March 31, 2022, the Company did not redeem any of its short-term investments for the payment of deferred compensation liabilities.

The following summarizes the gain (loss) on the Company’s equity investments:

	Years Ended March 31,
	2023	2022	2021
Net (loss) gain recognized on equity securities	$(181,000)	$163,000	$521,000
Less: net (loss) gain recognized on equity securities sold	(15,000)	-	10,000
Unrealized (loss) gain recognized on equity securities still held	$(166,000)	$163,000	$511,000

Comprehensive Income or Loss

Comprehensive income or loss is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income or loss consists of net unrealized income or loss from foreign currency translation adjustments.

3. Goodwill and Intangible Assets

Goodwill

The Company had goodwill of $3,205,000 at March 31, 2023 and 2022, which was comprised of $2,551,000 for the Hard Parts segment and $654,000 for all others, respectively.

Intangible Assets

The following is a summary of acquired intangible assets subject to amortization:

		March 31, 2023		March 31, 2022
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization	0
Trademarks	9 years	$705,000	$577,000	$705,000	$513,000
Customer relationships	11 years	8,576,000	6,947,000	8,799,000	6,188,000
Developed technology	5 years	2,667,000	2,281,000	2,888,000	1,892,000
Total	9 years	$11,948,000	$9,805,000	$12,392,000	$8,593,000

During the year ended March 31, 2023, the Company did not retire any fully amortized intangible assets. During the year ended March 31, 2022 the Company retired $136,000 of fully amortized intangible assets.

Amortization expense for acquired intangible assets is as follows:

	Years Ended March 31,
	2023	2022	2021

Amortization expense	$1,460,000	$1,548,000	$1,571,000

The estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending March 31,
2024	$1,073,000
2025	486,000
2026	342,000
2027	242,000
Total	$2,143,000

4. Accounts Receivable — Net

The Company has trade accounts receivable that result from the sale of goods and services. Accounts receivable — net includes offset accounts related to customer payment discrepancies, returned goods authorizations (“RGAs”) issued for in-transit unit returns, and allowances for credit losses.

Accounts receivable — net is comprised of the following:

	March 31, 2023	March 31, 2022

Accounts receivable — trade	$136,076,000	$98,734,000
Allowance for credit losses	(339,000)	(375,000)
Customer payment discrepancies	(1,634,000)	(1,375,000)
Customer returns RGA issued	(14,235,000)	(11,909,000)
Less: total accounts receivable offset accounts	(16,208,000)	(13,659,000)
Total accounts receivable — net	$119,868,000	$85,075,000

5. Inventory

Inventory is comprised of the following:

	March 31, 2023	March 31, 2022
Raw materials	$147,880,000	$150,414,000
Work in process	7,033,000	6,880,000
Finished goods	201,198,000	226,729,000
	356,111,000	384,023,000
Less allowance for excess and obsolete inventory	(16,436,000)	(13,520,000)

Total	$339,675,000	$370,503,000

Inventory unreturned	$16,579,000	$15,001,000

6. Contract Assets

During the years ended March 31, 2023 and 2022, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $3,736,000 and $4,671,000, respectively.

Contract assets are comprised of the following:

	March 31, 2023	March 31, 2022
Short-term contract assets
Cores expected to be returned by customers	$13,463,000	$15,778,000
Core premiums paid to customers	9,812,000	10,621,000
Upfront payments to customers	1,593,000	517,000
Finished goods premiums paid to customers	575,000	584,000
Total short-term contract assets	$25,443,000	$27,500,000

Remanufactured cores held at customers’ locations	$271,628,000	$258,376,000
Core premiums paid to customers	38,310,000	43,294,000
Long-term core inventory deposits	5,569,000	5,569,000
Finished goods premiums paid to customers	2,530,000	2,806,000
Upfront payments to customers	344,000	210,000
Total long-term contract assets	$318,381,000	$310,255,000

7. Plant and Equipment

Plant and equipment is comprised of the following:

	March 31, 2023	March 31, 2022
Machinery and equipment	$62,556,000	$63,094,000
Office equipment and fixtures	32,769,000	31,434,000
Leasehold improvements	14,301,000	13,473,000
	109,626,000	108,001,000
Less accumulated depreciation	(63,574,000)	(56,939,000)

Total	$46,052,000	$51,062,000

Plant and equipment located in the foreign countries where the Company has facilities, net of accumulated depreciation, totaled $40,609,000 and $44,348,000, of which $37,667,000 and $40,912,000 is located in Mexico, at March 31, 2023 and 2022, respectively.

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

The Term Loans require quarterly principal payments of $937,500. The Credit Facility bears interest at rates equal to either SOFR (as defined below) plus a margin of 2.75%, 3.00% or 3.25% or a reference rate plus a margin of 1.75%, 2.00% or 2.25%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Term Loans and Revolving Facility was 8.02% and 8.13%, respectively, at March 31, 2023, and 2.99% and 3.13%, respectively, at March 31, 2022.

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

On November 3, 2022, the Company entered into a fourth amendment to the Credit Facility, which among other things, (i) modified the fixed charge coverage ratio financial covenant for the fiscal quarters ending September 30, 2022 and December 31, 2022, (ii) modified the total leverage ratio financial covenant for the fiscal quarter ending September 30, 2022, (iii) modified the definition of “Consolidated EBITDA”, and (iv) replaces LIBOR as the benchmark rate with a replacement benchmark based on the Secured Overnight Financing Rate (“SOFR”) effective beginning November 3, 2022. The modifications to the financial covenants were effective as of September 30, 2022.

As of December 31, 2022, the Company identified certain defaults with respect to the Credit Facility, which arose from non-compliance with certain financial covenants. On February 3, 2023, the Company entered into a fifth amendment to the Credit Facility, which among other things, (i) waived certain existing defaults and events of default arising from non-compliance with the fixed charge coverage ratio and senior leverage ratio financial covenants as of the end of the fiscal quarter ended December 31, 2022, (ii) modified the fixed charge coverage ratio and senior leverage ratio financial covenants for the quarters ending March 31, 2023 and June 30, 2023, (iii) modified the definitions of “Applicable Margin” and “Consolidated EBITDA”, and (iv) added a new minimum undrawn availability financial covenant.

On March 31, 2023, the Company entered into a sixth amendment to the Credit Facility, which among other things, (i) permitted the issuance of the Convertible Notes (as defined below) and the performance of its respective obligations under the Note Purchase Agreement (as defined below) and the Convertible Notes, (ii) amended the definition of Consolidated EBITDA, and (iii) amended certain component definitions used in calculating the senior leverage ratio financial covenant to exclude the Convertible Notes.

The Company was in compliance with all financial covenants as of March 31, 2023.

The Company’s Term Loans are comprised of the following:

	March 31, 2023	March 31, 2022

Principal amount of Term Loans	$13,125,000	$16,875,000
Unamortized financing fees	(182,000)	(181,000)
Net carrying amount of Term Loans	12,943,000	16,694,000
Less current portion of Term Loans	(3,664,000)	(3,670,000)
Long-term portion of Term Loans	$9,279,000	$13,024,000

Future repayments of the Company’s Term Loans are as follows:

Year Ending March 31,
2024	$3,750,000
2025	3,750,000
2026	3,750,000
2027	1,875,000
Total payments	$13,125,000

The Company had $145,200,000 and $155,000,000 outstanding under the Revolving Facility at March 31, 2023 and 2022, respectively. In addition, $6,370,000 was reserved for letters of credit at March 31, 2023. At March 31, 2023, after certain adjustments, $87,050,000 was available under the Revolving Facility.

Convertible Notes

On March 31, 2023, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P. (collectively, the “Purchasers”) and Bison Capital Partners VI, L.P., as the purchaser representative (the “Purchaser Representative”) for the issuance and sale of $32,000,000 in aggregate principal amount of convertible notes due in 2029 (the “Convertible Notes”) to be used for general corporate purposes.  The Convertible Notes will bear interest at a rate of 10.0% per annum, compounded annually, and payable (i) in kind or (ii) in cash, annually in arrears on April 1 of each year, commencing on April 1, 2024. On June 8, 2023, the Company entered into the first amendment to the Note Purchase Agreement, which among other things, removed a provision that specified the Purchasers would be entitled to receive a dividend or distribution payable in certain circumstances. This amendment was effective as of March 31, 2023.

The Company’s Convertible Notes are comprised of the following:

March 31, 2023

Principal amount of Convertible Notes	$32,000,000
Less: unamortized debt discount attributed to Compound Net Derivative Liability	(8,430,000)
Less: unamortized debt discount attributed to debt issuance costs	(1,006,000)
Carrying amount of the Convertible Notes	22,564,000
Plus: Compound Net Derivative Liability	8,430,000

Net carrying amount of Convertible Notes, related party	$30,994,000

The aggregate proceeds from the offering were approximately $31,280,000, net of initial purchasers’ fees and other related expenses. The initial conversion rate is 66.6667 shares of the Company’s common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.00 per share of common stock). At March 31, 2023, the Company had 28,650,590 shares of its common stock available to be issued if the Convertible Notes were converted.

In connection with the Note Purchase Agreement, the Company entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The Warrants do not become exercisable unless a Company Redemption (as defined below) occurs and the volume weighted average price of the Company’s common stock for 20 consecutive days prior to the redemption is less than $15.00. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at March 31, 2023. The Company estimates the fair value of the Warrants at each balance sheet date. Any subsequent changes from the initial recognition in the fair value of the Warrants will be recorded in current period earnings in the consolidated statements of operations.

The Convertible Notes may be converted, subject to certain conditions, at a conversion price of approximately $15.00 (the “Conversion Option”). The Convertible Notes also include a provision for a return of interest (“Return of Interest”), which requires the Purchasers to return 15.0% of the interest paid to the Company in certain circumstances. The Return of Interest provision is accounted for as part of the Conversion Option and if the Conversion Option is exercised in the future, the Return of Interest provision will remain outstanding until the Purchaser sells all of the underlying stock received upon conversion. Upon conversion, any value associated with the Return of Interest provision will be reflected as a derivative asset upon conversion, with changes in fair value being recorded in earnings in the consolidated statements of operations until settlement in connection with the sale of the underlying stock by the Purchaser.  Unless and until the Company delivers a redemption notice, the Purchasers of the Convertible Notes may convert their Convertible Notes at any time at their option. Upon conversion, the Convertible Notes will be settled in shares of the Company’s common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. The Convertible Notes have a stated maturity of March 30, 2029, subject to earlier conversion or redemption in accordance with their terms.

If there is a Fundamental Transaction, as defined in the Form of Convertible Promissory Note, the Company may redeem all or part of the Convertible Notes. Except in the case of the occurrence of a Fundamental Transaction, the Company may not redeem the Convertible Notes prior to March 31, 2026. After March 31, 2026, the Company may redeem all or part of the Convertible Notes for a cash purchase (the “Company Redemption”) price equal to the redemption price plus $4,000,000, but only if (i) it is listed on a national exchange, (ii) there is no “Event of Default” occurring and continuing, and (iii) Adjusted EBITDA for the prior four quarters is greater than $80,000,000.  The “Redemption Price” shall mean a cash amount equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest. However, if the volume weighted average price of the Company’s common stock for 20 consecutive days prior to the notice of the Company Redemption is less than $15.00, the Purchasers may exercise the warrants and the Company will pay the Redemption Price plus $2,000,000. However, if the volume weighted average price of the Company’s common stock is less than $8 for 20 days between March 31, 2023 and September 27, 2023, the Company will pay the redemption price plus $5,000,000.

The Conversion Option and the Company Redemption both met the criteria for bifurcation from the Convertible Notes as derivatives and using the Monte Carlo simulation model were fair valued as a liability of $10,400,000 and an asset of $1,970,000 at March 31, 2023, respectively. The Company Redemption has been combined with the Conversion Option as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within  convertible note, related party in the consolidated balance sheet at March 31, 2023. The Company estimates the fair value of the Compound Net Derivative Liability at each balance sheet date. Any subsequent changes from the initial recognition in the fair value of the Compound Net Derivative Liability will be recorded in current period earnings in the consolidated statements of operations.

The Convertible Notes also contain additional features, such as, default interest and options related to a Fundamental Transaction, requiring bifurcation which were not separately accounted for as the value of such features were not material at March 31, 2023. Any subsequent changes from the initial recognition in the fair value of those features will be recorded in current period earnings in the consolidated statements of operations.

The Convertible Notes include customary provisions relating to the occurrence of Events of Default, which include the following: (i) certain payment defaults on the Convertible Notes; (ii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of its subsidiaries; (iii) the entering of one or more final judgements or orders against the Company or any of its subsidiaries for an aggregate payment exceeding $25,000,000; (iv) the acceleration of senior debt; (v) certain failures of the Company to comply with certain provisions of the Note Purchase Agreement or material breaches of the Note Purchase Agreement by the Company or any of its subsidiaries; (vi) any material provision of the Note Purchase Agreement, the Convertible Notes, the guarantee, the subordination agreement, the warrants or the registration rights agreement, for any reason, ceases to be valid and binding on the Company or any subsidiary, or any subsidiary shall so claim in writing to challenge the validity of or the Company’s liability under the Note Purchase Agreement, the Convertible Notes, or the registration rights agreement; or (vii) the Company fails to maintain the listing of its capital stock on a national securities exchange. Events of Default will be subject to a 30-day cure period except for those related to clause (ii) and (iv) of the preceding sentence.

If an Event of Default occurs and is continuing, then, the Company shall deliver written notice to the Purchasers within 5 business days of first learning of such Event of Default. If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to the Company (and not solely with respect to its significant subsidiary) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the Convertible Notes then outstanding will immediately become due and payable without any further action.

Debt issuance costs of $1,006,000 are presented in the balance sheet as a direct deduction from the carrying amounts of the Convertible Notes at March 31, 2023. Debt issuance costs are amortized using the effective interest method through the maturity of the Convertible Note and recorded in interest expense in the consolidated statements of operations. Debt issuance costs of $360,000 allocated to the Compound Net Derivative Liability were immediately expensed to interest expense in the consolidated statements of operations for the year ended March 31, 2023.

Additionally, pursuant to the Note Purchase Agreement, subject to certain conditions, the Purchaser Representative shall have the right to nominate one director to serve (the “Investor Director”) on the Company’s Board of Directors (the “Board”). If an Investor Director is not currently serving on the Board, and subject to certain other conditions set forth in the Note Purchase Agreement, the Purchaser Representative shall have the right to designate one person to have observation rights with respect to all meetings of the Board. In connection with the Company’s entry into the Note Purchase Agreement, Douglas Trussler was appointed to serve on its Board.

Total contractual interest expense of $9,000 related to the Convertible Notes was recognized during the year ended March 31, 2023.

There are no future payments required under the Convertible Notes prior to their maturity, therefore, the principal amount of the notes plus interest payable in kind, assuming no early redemption or conversion has occurred, of $56,704,000 would be paid on March 30, 2029.

9. Contract Liabilities

Contract liabilities are comprised of the following:

	March 31, 2023	March 31, 2022
Short-term contract liabilities
Customer allowances earned	$19,997,000	$22,018,000
Customer core returns accruals	11,112,000	12,322,000
Customer deposits	3,232,000	3,306,000
Accrued core payment	3,056,000	1,679,000
Core bank liability	1,686,000	1,634,000
Finished goods liabilities	1,257,000	1,537,000
Total short-term contract liabilities	$40,340,000	$42,496,000

Long-term contract liabilities
Customer core returns accruals	$170,420,000	$154,940,000
Core bank liability	13,582,000	15,267,000
Accrued core payment	9,171,000	928,000
Finished goods liabilities	433,000	1,588,000
Customer allowances earned	-	41,000
Total long-term contract liabilities	$193,606,000	$172,764,000

10. Leases

The Company leases various facilities in North America and Asia under operating leases expiring through August 2033. The Company also has finance leases for certain office and manufacturing equipment, which generally range from three to five years. The Company has material non-functional currency leases, which resulted in a remeasurement gains of $6,515,000, $1,989,000, and $9,893,000 during the years ended March 31, 2023, 2022, and 2021, respectively. These remeasurement gains are included in foreign exchange impact of lease liabilities and forward contracts in the consolidated statements of operations.

Balance sheet information for leases is comprised of the following:

		March 31, 2023	March 31, 2022
Leases	Classification
Assets:
Operating	Operating lease assets	$87,619,000	$81,997,000
Finance	Plant and equipment	5,549,000	7,470,000
Total leased assets		$93,168,000	$89,467,000

Liabilities:
Current
Operating	Operating lease liabilities	$8,767,000	$6,788,000
Finance	Other current liabilities	1,851,000	2,330,000
Long-term
Operating	Long-term operating lease liabilities	79,318,000	80,803,000
Finance	Other liabilities	2,742,000	3,425,000
Total lease liabilities		$92,678,000	$93,346,000

Lease cost recognized in the consolidated statement of operations is comprised of the following:

	Years Ended March 31,
	2023	2022	2021
Lease cost
Operating lease cost	$13,176,000	$12,472,000	$11,527,000
Short-term lease cost	1,686,000	1,462,000	1,383,000
Variable lease cost	761,000	1,011,000	825,000
Finance lease cost:
Amortization of finance lease assets	1,983,000	2,088,000	1,762,000
Interest on finance lease liabilities	262,000	345,000	379,000
Total lease cost	$17,868,000	$17,378,000	$15,876,000

Maturities of lease commitments at March 31, 2023 were as follows:

Maturity of lease liabilities by fiscal year	Operating Leases	Finance Leases	Total
2024	$13,567,000	$2,064,000	$15,631,000
2025	12,535,000	1,569,000	14,104,000
2026	12,099,000	837,000	12,936,000
2027	10,816,000	346,000	11,162,000
2028	10,725,000	186,000	10,911,000
Thereafter	53,929,000	6,000	53,935,000
Total lease payments	113,671,000	5,008,000	118,679,000
Less amount representing interest	(25,586,000)	(415,000)	(26,001,000)
Present value of lease liabilities	$88,085,000	$4,593,000	$92,678,000

Other information about leases is as follows:

	March 31, 2023	March 31, 2022
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	2.9	2.9
Operating leases	9.0	10.4
Weighted-average discount rate:
Finance leases	5.9%	5.1%
Operating leases	5.8%	5.7%

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

The following is a summary of the Company’s accounts receivable discount programs:

	Fiscal Years Ended March 31,
	2023	2022
Receivables discounted	$548,376,000	$525,441,000
Weighted average days	328	336
Weighted average discount rate	5.3%	1.9%
Amount of discount as interest expense	$26,432,000	$9,197,000

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $48,486,000 and $44,968,000 at March 31, 2023 and 2022, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the consolidated statements of operations.

The following shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	Gain (Loss) Recognized as Foreign Exchange Impact of Lease Liabilities and Forward Contracts
Derivatives Not Designated as	Years Ended March 31,
Hedging Instruments	2023	2022	2021

Forward foreign currency exchange contracts	$2,776,000	$(316,000)	$7,713,000

The fair value of the forward foreign currency exchange contracts of $3,889,000 and $1,113,000 are included in prepaid and other current assets in the consolidated balance sheets at March 31, 2023 and 2022, respectively. The changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the consolidated statements of cash flows for the years ended March 31, 2023, 2022, and 2021.

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

The following sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis according to the valuation techniques the Company used to determine their fair values at:

	March 31, 2023				March 31, 2022
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$2,011,000	$2,011,000	$-	$-	$2,202,000	$2,202,000	$-	$-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	3,889,000	-	3,889,000	-	1,113,000	-	1,113,000	-

Liabilities
Other current liabilities
Deferred compensation	2,011,000	2,011,000	-	-	2,202,000	2,202,000	-	-
Convertible notes, related party
Compound Net Derivative Liability	8,430,000	-	-	8,430,000	-	-	-	-

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

Compound Net Derivative Liability

In connection with the issuance of the Convertible Notes on March 31, 2023, the Company estimates the fair value of the Compound Net Derivative Liability (see Note 8) using Level 3 inputs and the Monte Carlo simulation model at the balance sheet date. The Monte Carlo simulation model requires the input of subjective assumptions including the expected volatility of the underlying stock. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. This amount is recorded within convertible notes, related party in the consolidated balance sheet at March 31, 2023. The Company estimates the fair value of the Compound Net Derivative Liability using Level 3 inputs and the Monte Carlo simulation model at each balance sheet date. Any subsequent changes from the initial recognition in the fair value of the Compound Net Derivative Liability will be recorded in current period earnings in the consolidated statements of operations.

The following assumptions were used to determine the fair value of the Compound Net Derivative Liability:

March 31, 2023
Risk free interest rate	3.64%
Cost of equity	21.80%
Weighted average cost of capital	14.60%
Expected volatility of MPA Common Stock	50.00%
EBITDA volatility	35.00%

The following summarizes the activity for Level 3 fair value measurements:

Years Ended March 31,
2023
Beginning balance	$-
Newly issued	8,430,000
Changes in revaluation of Compound Net Derivative Liability included in earnings	-
Exercises/settlements	-
Ending balance	$8,430,000

During the years ended March 31, 2023 and 2022, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loan, term loan and other long-term liabilities approximate their fair value based on the variable nature of interest rates and current rates for instruments with similar characteristics. The carrying amount of the Convertible Notes approximated their fair value as they were issued on March 31, 2023.

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

The following summarizes the changes in the warranty return accrual:

	Years Ended March 31,
	2023	2022	2021

Balance at beginning of year	$20,125,000	$21,093,000	$18,300,000
Charged to expense	132,719,000	118,675,000	111,025,000
Amounts processed	(133,014,000)	(119,643,000)	(108,232,000)
Balance at end of year	$19,830,000	$20,125,000	$21,093,000

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

The following summarizes the breakout of allowances discussed above, recorded as a reduction to revenues:

	Years Ended March 31,
	2023	2022	2021

Allowances incurred under long-term customer contracts	$18,253,000	$19,348,000	$29,238,000
Allowances related to a single exchange of product	154,194,000	129,283,000	99,768,000
Amortization of core premiums paid to customers	11,113,000	11,242,000	6,590,000
Total customer allowances recorded as a reduction of revenues	$183,560,000	$159,873,000	$135,596,000

The following presents the Company’s commitments to incur allowances, excluding allowances related to a single exchange of product, which will be recognized as a reduction to revenue when the related revenue is recognized:

Year Ending March 31,
2024	$14,637,000
2025	11,621,000
2026	10,605,000
2027	9,939,000
2028	9,198,000
Thereafter	7,976,000
Total marketing allowances	$63,976,000

Contingencies

The Company is subject to various lawsuits and claims. In addition, government agencies and self-regulatory organizations have the ability to conduct periodic examinations of and administrative proceedings regarding the Company’s business. Following an audit in fiscal 2019 (“Audit”), the U.S. Customs and Border Protection (“CBP”) stated that it believed that the Company owed additional duties relating to products that it imported from Mexico from 2011 through mid-2018. The CBP recently requested that the Company pay additional duties of approximately $3,900,000 from 2011 through mid-2018 related to the findings of the Audit. The Company does not believe that this amount is correct and believes that it has numerous defenses and is disputing this amount vigorously. The Company cannot assure that the CBP will agree or that it will not need to accrue or pay additional amounts in the future.

15. Significant Customer and Other Information

Significant Customer Concentrations

While the Company continually seeks to diversify its customer base, it currently derives, and has historically derived, a substantial portion of its sales from a small number of large customers. Any meaningful reduction in the level of sales to any of these customers, deterioration of the financial condition of any of these customers or the loss of any of these customers could have a materially adverse impact on our business, results of operations, and financial condition. The Company’s largest customers accounted for the following total percentage of net sales:

	Years Ended March 31,
	2023	2022	2021

Customer A	37%	38%	42%
Customer B	23%	18%	22%
Customer C	24%	29%	23%
Customer D	4%	2%	2%

Revenues for Customers A through C were derived from the Hard Parts segment and Test Solutions and Diagnostic Equipment segment. Revenues for Customer D were derived from the Hard Parts segment.

The Company’s largest customers accounted for the following total percentage of accounts receivable — trade:

	March 31, 2023	March 31, 2022

Customer A	33%	42%
Customer B	18%	21%
Customer C	21%	9%
Customer D	12%	5%

Geographic and Product Information

The Company’s products are predominantly sold in the U.S. and accounted for the following total percentage of net sales:

	Years Ended March 31,
	2023	2022	2021

Rotating electrical products	67%	69%	73%
Wheel hub products	11%	13%	15%
Brake-related products	18%	15%	10%
Other products	4%	3%	2%
	100%	100%	100%

Significant Supplier Concentrations

No suppliers accounted for more than 10% of the Company’s inventory purchases for the years ended March 31, 2023, 2022, and 2021.

16. Income Taxes

Domestic and foreign components of income (loss) before income taxes are as follows:

	Years Ended March 31,
	2023	2022	2021

United States	$(14,470,000)	$6,021,000	$13,920,000
Foreign	11,361,000	7,128,000	16,943,000
(Loss) income before income taxes	(3,109,000)	13,149,000	30,863,000

The income tax expense is as follows:

	Years Ended March 31,
	2023	2022	2021
Current tax expense
Federal	$2,483,000	$8,572,000	$5,734,000
State	396,000	1,478,000	722,000
Foreign	3,426,000	3,180,000	3,364,000
Total current tax expense	6,305,000	13,230,000	9,820,000
Deferred tax (benefit) expense
Federal	(5,037,000)	(6,411,000)	(1,909,000)
State	(705,000)	(659,000)	118,000
Foreign	535,000	(372,000)	1,358,000
Total deferred tax benefit	(5,207,000)	(7,442,000)	(433,000)
Total income tax expense	$1,098,000	$5,788,000	$9,387,000

Deferred income taxes consist of the following:

	March 31, 2023	March 31, 2022
Assets
Allowance for bad debts	$78,000	$99,000
Customer allowances earned	4,760,000	5,321,000
Allowance for stock adjustment returns	2,391,000	1,651,000
Inventory adjustments	7,817,000	3,815,000
Intangibles, net	809,000	785,000
Stock options	2,770,000	2,984,000
Operating lease liabilities	23,408,000	23,894,000
Estimate for returns	26,670,000	25,445,000
Accrued compensation	2,718,000	3,515,000
Net operating losses	5,351,000	4,617,000
Tax credits	2,012,000	2,018,000
Other	5,046,000	3,833,000
Total deferred tax assets	$83,830,000	$77,977,000
Liabilities
Plant and equipment, net	(79,000)	(1,051,000)
Contract assets	(12,357,000)	(13,873,000)
Operating lease assets	(25,004,000)	(23,421,000)
Other	(6,864,000)	(5,960,000)
Total deferred tax liabilities	$(44,304,000)	$(44,305,000)
Less valuation allowance	$(7,619,000)	$(6,816,000)
Total	$31,907,000	$26,856,000

As of March 31, 2023, before tax effect, the Company had federal net operating loss carryforwards of $1,361,000 related to its January 2019 acquisition, state net operating loss carryforwards of $649,000 and foreign net operating loss carryforwards of $19,012,000. The federal net operating loss carryforwards expire beginning in fiscal year 2033, the state net operating loss carryforwards expire beginning in fiscal year 2033, and the foreign net operating loss carryforwards expire beginning in fiscal year 2038. As of March 31, 2023, the Company also had non-US tax credit carryforwards of $2,012,000, which will expire beginning in fiscal year 2034. A full valuation allowance was established on the federal and foreign net operating loss and tax credits carryforward as the Company believes it is more likely than not these tax attributes would not be realizable in the future. The net increase in the valuation allowance was $803,000 during the year ended March 31, 2023.

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

For the years ended March 31, 2023, 2022, and 2021, the primary components of the Company’s income tax expense were (i) federal income taxes, (ii) state income taxes, (iii) foreign income taxed at rates that are different from the federal statutory rate, (iv) change in realizable deferred tax items, (v) impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m), and (vi) income taxes associated with uncertain tax positions

The difference between the income tax expense at the federal statutory rate and the Company’s effective tax rate is as follows:

	Years Ended March 31,
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income tax rate, net of federal benefit	3.5%	4.1%	2.2%
Foreign income taxed at different rates	(28.7)%	4.9%	1.9%
Non-deductible executive compensation	(9.0)%	7.2%	1.9%
Change in valuation allowance	(25.8)%	5.0%	2.2%
Uncertain tax positions	(1.0)%	6.1%	0.3%
Research and development credit	2.7%	(0.9)%	(0.3)%
Net operating loss carryback	-%	(0.4)%	-%
Other	2.0%	(3.0)%	1.2%
	(35.3)%	44.0%	30.4%

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions with varying statutes of limitations. At March 31, 2023, the Company is not under examination in any jurisdiction and the years ended March 31, 2018 through 2023 remain subject to examination. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended March 31,
	2023	2022	2021
Balance at beginning of period	$1,975,000	$1,104,000	$1,011,000
Additions based on tax positions related to the current year	53,000	352,000	249,000
Additions for tax positions of prior year	-	581,000	67,000
Reductions for tax positions of prior year	(64,000)	(62,000)	(223,000)
Balance at end of period	$1,964,000	$1,975,000	$1,104,000

At March 31, 2023, 2022 and 2021, there are $1,616,000, $1,632,000, and $923,000, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as part of income tax expense. During the years ended March 31, 2023, 2022, and 2021, the Company recognized interest and penalties of approximately $59,000, $112,000, and $(16,000), respectively. The Company had approximately $229,000 and $170,000 for the payment of interest and penalties accrued at March 31, 2023 and 2022, respectively.

With the exception of its earnings from its Singapore subsidiary, the Company intends to indefinitely reinvest its undistributed earnings from foreign subsidiaries in foreign operations. No incremental U.S. Federal tax or withholding taxes have been provided for these earnings.

17. Defined Contribution Plans

The Company has a 401(k) plan covering all employees who are 21 years of age with at least six months of service. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching 50% of each participating employee’s contribution up to the first 6% of employee compensation. Employees are immediately vested in their voluntary employee contributions and vest in the Company’s matching contributions ratably over five years. The Company’s matching contribution to the 401(k) plan was $549,000, $578,000, and $507,000 for the years ended March 31, 2023, 2022, and 2021, respectively.

18. Share-based Payments

In September 2022, the Company’s shareholders approved the 2022 Incentive Award Plan (the “2022 Plan”), which replaced the 2010 Incentive Award Plan and the 2014 Non-Employee Director Incentive Award Plan. Under the 2022 Plan, a total of 924,200 shares of the Company’s common stock were reserved for grants to its employees, non-employee directors, and consultants. At March 31, 2023, there were 52,768 shares of restricted stock units outstanding and 871,432 shares of common stock were available for grant under this plan.

At March 31, 2023 and 2022, 10,417 and 82,324 of restricted stock units, respectively, were outstanding under the 2014 Non-Employee Director Incentive Award Plan. No shares of common stock remain available for grant under this plan.

At March 31, 2023 and 2022, respectively, there was (i) 266,169 and 216,739 shares of restricted stock units were outstanding, (ii) options to purchase 1,226,745 and 1,674,499 shares of common stock were outstanding, (iii) 100,000 and 100,000 restricted shares were outstanding, and (iv) 192,696 and 84,593 shares of performance stock units were outstanding under the 2010 Incentive Award Plan. No shares of common stock remain available for grant under this plan.

In addition, at March 31, 2023 and 2022, options to purchase 6,000 and 21,000 shares of common stock, respectively, were outstanding under the 2004 Non-Employee Director Stock Option Plan. No options remain available for grant under this plan.

Stock Options

The Company did not grant any stock options during the year ended March 31, 2023 and 2022. The following summarizes the Black-Scholes option-pricing model assumptions used to derive the weighted average fair value of the stock options granted during the year ended March 31, 2021.

Years Ended March 31,
2021

Weighted average risk free interest rate	0.44%
Weighted average expected holding period (years)	5.96
Weighted average expected volatility	44.90%
Weighted average expected dividend yield	-
Weighted average fair value of options granted	$6.43

The following is a summary of stock option transactions:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at March 31, 2022	1,695,499	$17.53
Granted	-	$-
Exercised	(326,469)	$6.75
Forfeited/Cancelled	(123,932)	$19.45
Expired	(12,353)	$15.91
Outstanding at March 31, 2023	1,232,745	$20.20

At March 31, 2023, options to purchase 96,495 shares of common stock were unvested at the weighted average exercise price of $15.16.

Based on the market value of the Company’s common stock at March 31, 2023, 2022, and 2021, the pre-tax intrinsic value of options exercised was $2,427,000, $245,000, and $546,000, respectively. The total fair value of stock options vested during the years ended March 31, 2023, 2022, and 2021 was $1,140,000, $2,174,000, and $2,184,000, respectively.

The following summarizes information about the options outstanding at March 31, 2023:

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
Range of		Exercise	Life	Intrinsic		Exercise	Life	Intrinsic
Exercise price	Shares	Price	In Years	Value	Shares	Price	In Years	Value
$6.48 to $18.20	405,418	$13.33	4.83		308,923	$12.76	4.08
$18.21 to $22.83	438,637	19.58	5.78		438,637	19.58	5.78
$22.84 to $28.04	178,566	26.27	3.50		178,566	26.27	3.50
$28.05 to $31.13	210,124	29.60	2.95		210,124	29.60	2.95
	1,232,745	$20.20	4.66	$-	1,136,250	$20.63	4.44	$-

The aggregate intrinsic values in the above table represent the pre-tax value of all in-the-money options if all such options had been exercised on March 31, 2023 based on the Company’s closing stock price of $7.44 as of that date.

At March 31, 2023, there was $132,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of three months.

Restricted Stock Units and Restricted Stock (collectively “RSUs”)

During the years ended March 31, 2023 and 2022, the Company granted (i) performance-based restricted stock awards which had a threshold performance level of 33,333 shares, a target performance level of 66,667 shares, and a maximum performance level of 100,000 shares at the grant date for both periods and (ii) 229,121 and 163,703 of time-based vesting restricted stock units, respectively. The estimated grant date fair value of the RSUs $4,430,000, $5,775,000, and $4,150,000, for the years ended March 31, 2023, 2022, and 2021, respectively, which was based on the closing market price on the date of grant. The fair value related to these awards is recognized as compensation expense over the vesting period. These awards generally vest in three equal installments beginning each anniversary from the grant date, subject to continued employment. Upon vesting, these awards may be net share settled to cover the required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. Total shares withheld during the years ended March 31, 2023 and 2022 were 74,854 and 84,762, respectively, based on the value of these awards as determined by the Company’s closing stock price on the vesting date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at March 31, 2022	399,063	$19.98
Granted	329,121	$13.46
Vested	(228,519)	$20.08
Forfeited/Cancelled	(70,311)	$19.15
Outstanding at March 31, 2023	429,354	$15.07

As of March 31, 2023, there was $3,289,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 1.5 years. The Company’s unrecognized compensation expense includes restricted stock awards at the target performance level as deemed probable at each quarter-end.

Performance Stock Units (“PSUs”)

During the years ended March 31, 2023 and 2022, the Company granted 126,028 and 84,593 of performance-based PSUs (at target performance levels), respectively, to its executives, which typically cliff vest after three-years subject to continued employment. These awards are contingent and granted separately for each of the following metrics: adjusted EBITDA, net sales, and relative total shareholder return (“TSR”). Compensation cost is determined at the grant date and recognized on a straight-line basis over the requisite service period to the extent the conditions are deemed probable. The number of shares earned at the end of the three-year period will vary, based only on actual performance, from 0% to 150% of the target number of PSUs granted. PSUs are not considered issued or outstanding ordinary shares of the Company.

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

The following table summarizes the assumptions used in determining the fair value of the TSR awards:

	Year Ended March 31,
	2023	2022
Risk free interest rate	3.35%	0.47%
Expected life in years	3	3
Expected volatility of MPA common stock	51.30%	53.70%
Expected average volatility of peer companies	62.70%	59.30%
Average correlation coefficient of peer companies	27.50%	26.70
Expected dividend yield	-	-
Grant date fair value	$16.02	$26.89

The following is a summary of non-vested PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2022	84,593	$23.19
Granted	126,028	$14.00
Vested	-	$-
Forfeited/Cancelled	(17,925)	$19.95
Outstanding at March 31, 2023	192,696	$17.48

At March 31, 2023, there was $1,926,000 of unrecognized compensation expense related to these awards, which will be recognized over the weighted average remaining vesting period of approximately 1.9 years.

19. Segment Information

Pursuant to the guidance provided under the Financial Accounting Standards Board Accounting Standards Codification for segment reporting, the Company has identified its chief operating decision maker (“CODM”), reviewed the documents used by the CODM, and understands how such documents are used by the CODM to make financial and operating decisions. The Company has identified its Chief Executive Officer as the CODM. The criteria the Company used to identify the reportable segments are primarily the nature of the products the Company sells, the Company’s organizational and management reporting structure, and the operating results that are regularly reviewed by the Company’s CODM to make decisions about the resources to be allocated to the business units and to assess performance.

The Company’s three operating segments are:

•
Hard Parts, including (i) light duty rotating electric products such as alternators and starters, (ii) wheel hub products, (iii) brake-related products, including brake calipers, brake boosters, brake rotors, brake pads and brake master cylinders, and (iv) turbochargers,

•
Test Solutions and Diagnostic Equipment, including (i) applications for combustion engine vehicles, including bench top testers for alternators and starters, (ii) test solutions and diagnostic equipment for the pre- and post-production of electric vehicles, (iii) software emulation of power systems applications for the electrification of all forms of transportation (including automobiles, trucks and the emerging electrification of systems within the aerospace industry, such as electric vehicle charging stations), and

•	Heavy Duty, including non-discretionary automotive aftermarket replacement hard parts for heavy-duty truck, industrial, marine, and agricultural applications.

Prior to the fourth quarter of fiscal 2023, the Company’s operating segments met the aggregation criteria and were aggregated. Effective as of the fourth quarter of fiscal 2023, the Company revised its segment reporting as it determined that its three operating segments no longer met the criteria to be aggregated. The Company’s Hard Parts operating segment meets the criteria of a reportable segment while Test Solutions and Diagnostic Equipment and Heavy Duty are not material, are not separately reportable, and are included within the “all other” category.

Financial information relating to the Company’s segments is as follows:

	March 31, 2023
	Hard Parts	All Other	Total
Net sales to external customers	$638,460,000	$44,614,000	$683,074,000
Intersegment sales	600,000	192,000	792,000
Operating income (loss)	44,855,000	(8,303,000)	36,552,000
Depreciation and amortization	10,955,000	1,489,000	12,444,000
Segment assets	1,032,739,000	49,778,000	1,082,517,000
Capital expenditures	3,459,000	742,000	4,201,000

	March 31, 2022
	Hard Parts	All Other	Total
Net sales to external customers	$609,992,000	$40,316,000	$650,308,000
Intersegment sales	831,000	2,502,000	3,333,000
Operating income (loss)	32,265,000	(3,544,000)	28,721,000
Depreciation and amortization	11,345,000	1,541,000	12,886,000
Segment assets	1,017,475,000	47,488,000	1,064,963,000
Capital expenditures	6,630,000	920,000	7,550,000

	March 31, 2021
	Hard Parts	All Other	Total
Net sales to external customers	$512,251,000	$28,531,000	$540,782,000
Intersegment sales	560,000	1,898,000	2,458,000
Operating income (loss)	48,450,000	(1,830,000)	46,620,000
Depreciation and amortization	9,744,000	1,400,000	11,144,000
Capital expenditures	13,424,000	518,000	13,942,000

Net sales	March 31, 2023	March 31, 2022	March 31, 2021
Total net sales for reportable segment	$639,060,000	$610,823,000	$512,811,000
Other net sales	44,806,000	42,818,000	30,429,000
Elimination of intersegment net sales	(792,000)	(3,333,000)	(2,458,000)
Total consolidated net sales	$683,074,000	$650,308,000	$540,782,000

Profit or loss	March 31, 2023	March 31, 2022	March 31, 2021
Total operating income for reportable segment	$44,855,000	$32,265,000	$48,450,000
Other operating loss	(8,303,000)	(3,544,000)	(1,830,000)
Elimination of intersegment operating (loss) income	(106,000)	(17,000)	13,000
Interest expense, net	(39,555,000)	(15,555,000)	(15,770,000)
Total consolidated (loss) income before income tax expense	$(3,109,000)	$13,149,000	$30,863,000

Assets	March 31, 2023	March 31, 2022
Total assets for reportable segment	$1,032,739,000	$1,017,475,000
Other assets	49,778,000	47,488,000
Elimination of intersegment assets	(53,952,000)	(49,265,000)
Total consolidated assets	$1,028,565,000	$1,015,698,000

20. Share Repurchase Program

In August 2018, the Company’s board of directors approved an increase in its share repurchase program from $20,000,000 to $37,000,000 of its common stock.  During the year ended March 31, 2023 the Company did not repurchase any shares of its common stock. During the years ended March 31, 2022 and 2021, the Company repurchased 106,486 and 54,960 shares of its common stock, respectively, for $1,914,000 and $1,139,000, respectively. As of March 31, 2023, $18,745,000 was utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in the Company’s Credit Facility. The Company retired the 837,007 shares repurchased under this program through March 31, 2023. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

21. Related Party Transactions

Lease

In December 2022, the Company entered into an operating lease for its 35,000 square foot manufacturing, warehouse, and office facility in Ontario, Canada, with a company co-owned by a member of management. The lease, which commenced January 1, 2023, has an initial term of one year with a base rent of approximately $27,000 per month and includes options to renew for up to four years. The rent expense recorded by the Company for the related party lease was $82,000 for the year ended March 31, 2023.

Convertible Note and Election of New Director

On March 31, 2023, the Company entered into the Note Purchase Agreement with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P., and Bison Capital Partners VI, L.P. as the Purchaser Representative, for the issuance and sale of the Convertible Notes. In connection with the issuance of the Convertible Notes and at the recommendation of the Nominating and Corporate Governance Committee of the Board and in connection with the bylaws of the Company, the Board appointed Douglas Trussler, a co-founder of Bison Capital in 2001, to the Board, effective immediately, to serve until the Company’s 2024 Annual Meeting of Stockholders and until his successor is duly elected and qualified. Mr. Trussler’s compensation will be consistent with the Company’s previously disclosed standard compensation practices for non-employee directors, which are described in the Company’s Definitive Proxy Statement, filed with the SEC on July 29, 2022. There are no other transactions between Mr. Trussler and the Company that would be reportable under Item 404(a) of Regulation S-K.

22. Employee Retention Credit

The CARES Act provides an employee retention credit (“ERC”) that is a refundable tax credit against certain employer taxes. On December 27, 2020, Congress enacted the Taxpayer Certainty and Disaster Tax Relief Act of 2020, which amended and extended ERC availability under Section 2301 of the CARES Act. As a result, the Company was eligible to claim a refundable tax credit against the employer share of Social Security taxes equal to seventy percent (70%) of the qualified wages that it paid to its employees between December 31, 2020 and June 30, 2021. Qualified wages are limited to $10,000 per employee per calendar quarter in 2021 for a maximum ERC per employee of $7,000 per calendar quarter in 2021.

In the fourth quarter of the fiscal year ended March 31, 2022, the Company amended certain payroll tax filings and applied for a refund of $5,104,000. As of March 31, 2023, the Company determined that all contingencies related to the ERC were resolved and recorded a $5,104,000 receivable which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The $5,104,000 of ERCs were recognized as a reduction in employer payroll taxes and allocated to the financial statement captions from which the employee’s taxes were originally incurred. As a result, the Company recorded a reduction in expenses of $2,034,000 in cost of goods sold, $1,377,000 in general and administrative, $968,000 in selling and marketing, and $725,000 in research and development, which is reflected in the accompanying consolidated statement of operations for the year ended March 31, 2023. In April 2023, the Company received full payment for the ERC receivable.

The refund of employer taxes results in a decrease in deductions included in the Company’s US federal and certain state income tax returns for the years that it received the payroll tax credits. The Company is required to amend its US federal and state income tax returns for the years ended March 31, 2022 and 2021 and pay additional income tax for those years. The Company has estimated that this will result in approximately $1,250,000 of taxes payable, which is included in other current liabilities in the consolidated balance sheet at March 31, 2023 and income tax expense in the consolidated statements of operations for the year ended March 31, 2023.

Schedule II — Valuation and Qualifying Accounts

Accounts Receivable — Allowance for credit losses

			Charge to
		Balance at	(recovery of)		Balance at
Years Ended		beginning of	bad debts	Amounts	end of
March 31,	Description	year	expense	written off	year
2023	Allowance for credit losses	$375,000	$108,000	$144,000	$339,000
2022	Allowance for credit losses	$348,000	$95,000	$68,000	$375,000
2021	Allowance for credit losses	$4,252,000	$(1,000)	$3,903,000	$348,000

Accounts Receivable — Allowance for customer-payment discrepancies

		Balance at	Charge to		Balance at
Years Ended		beginning of	discrepancies	Amounts	end of
March 31,	Description	year	expense	Processed	year
2023	Allowance for customer-payment discrepancies	$1,375,000	$2,112,000	$1,853,000	$1,634,000
2022	Allowance for customer-payment discrepancies	$752,000	$2,142,000	$1,519,000	$1,375,000
2021	Allowance for customer-payment discrepancies	$1,040,000	$694,000	$982,000	$752,000

Inventory — Allowance for excess and obsolete inventory

			Provision for
		Balance at	excess and		Balance at
Years Ended		beginning of	obsolete	Amounts	end of
March 31,	Description	year	inventory	written off	year
2023	Allowance for excess and obsolete inventory	$13,520,000	$18,851,000	$15,935,000	$16,436,000
2022	Allowance for excess and obsolete inventory	$13,246,000	$13,504,000	$13,230,000	$13,520,000
2021	Allowance for excess and obsolete inventory	$13,208,000	$12,803,000	$12,765,000	$13,246,000

S-1