Form 10-Q
period 2023-06-30
MOTORCAR PARTS OF AMERICA INC
filed 2023-08-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

There were 19,595,355 shares of Common Stock outstanding at August 2, 2023.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2023	March 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$10,887,000	$11,596,000
Short-term investments	2,159,000	2,011,000
Accounts receivable — net	146,645,000	119,868,000
Inventory	364,187,000	356,254,000
Contract assets	27,732,000	25,443,000
Prepaid expenses and other current assets	20,566,000	22,306,000
Total current assets	572,176,000	537,478,000
Plant and equipment — net	44,244,000	46,052,000
Operating lease assets	88,760,000	87,619,000
Long-term deferred income taxes	32,417,000	32,625,000
Long-term contract assets	314,463,000	318,381,000
Goodwill and intangible assets — net	5,046,000	5,348,000
Other assets	1,081,000	1,062,000
TOTAL ASSETS	$1,058,187,000	$1,028,565,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$142,965,000	$141,766,000
Customer finished goods returns accrual	33,378,000	37,984,000
Contract liabilities	49,003,000	40,340,000
Revolving loan	167,000,000	145,200,000
Other current liabilities	5,170,000	4,871,000
Operating lease liabilities	8,914,000	8,767,000
Current portion of term loan	12,020,000	3,664,000
Total current liabilities	418,450,000	382,592,000
Term loan, less current portion	-	9,279,000
Convertible notes, related party	31,252,000	30,994,000
Long-term contract liabilities	194,708,000	193,606,000
Long-term deferred income taxes	1,985,000	718,000
Long-term operating lease liabilities	77,013,000	79,318,000
Other liabilities	11,340,000	11,583,000
Total liabilities	734,748,000	708,090,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $0.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $0.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $0.01 per share, 50,000,000 shares authorized; 19,599,145 and 19,494,615 shares issued and outstanding at June 30, 2023 and March 31, 2023, respectively	196,000	195,000
Additional paid-in capital	232,866,000	231,836,000
Retained earnings	87,337,000	88,747,000
Accumulated other comprehensive income (loss)	3,040,000	(303,000)
Total shareholders’ equity	323,439,000	320,475,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,058,187,000	$1,028,565,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2023	2022

Net sales	$159,705,000	$163,985,000
Cost of goods sold	133,138,000	133,683,000
Gross profit	26,567,000	30,302,000
Operating expenses:
General and administrative	12,602,000	13,634,000
Sales and marketing	5,419,000	5,542,000
Research and development	2,375,000	3,113,000
Foreign exchange impact of lease liabilities and forward contracts	(4,270,000)	678,000
Total operating expenses	16,126,000	22,967,000
Operating income	10,441,000	7,335,000
Other expenses:
Interest expense, net	11,720,000	6,921,000
Change in fair value of compound net derivative liability	140,000	-
Total other expenses	11,860,000	6,921,000
(Loss) income before income tax (benefit) expense	(1,419,000)	414,000
Income tax (benefit) expense	(9,000)	589,000
Net loss	$(1,410,000)	$(175,000)
Basic net loss per share	$(0.07)	$(0.01)
Diluted net loss per share	$(0.07)	$(0.01)
Weighted average number of shares outstanding:
Basic	19,508,626	19,123,354
Diluted	19,508,626	19,123,354

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	June 30,
	2023	2022

Net loss	$(1,410,000)	$(175,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	3,343,000	(868,000)
Total other comprehensive income (loss), net of tax	3,343,000	(868,000)
Comprehensive income (loss)	$1,933,000	$(1,043,000)

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31, 2023	19,494,615	$195,000	$231,836,000	$88,747,000	$(303,000)	$320,475,000
Compensation recognized under employee stock plans	-	-	1,310,000	-	-	1,310,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	104,530	1,000	(280,000)	-	-	(279,000)
Foreign currency translation	-	-	-	-	3,343,000	3,343,000
Net loss	-	-	-	(1,410,000)	-	(1,410,000)
Balance at June 30, 2023	19,599,145	$196,000	$232,866,000	$87,337,000	$3,040,000	$323,439,000

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31,2022	19,104,751	$191,000	$227,184,000	$92,954,000	$(5,066,000)	$315,263,000
Compensation recognized under employee stock plans	-	-	1,249,000	-	-	1,249,000
Exercise of stock options, net of shares withheld for employee taxes	25,543	-	191,000	-	-	191,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	84,684	1,000	(895,000)	-	-	(894,000)
Foreign currency translation	-	-	-	-	(868,000)	(868,000)
Net loss	-	-	-	(175,000)	-	(175,000)
Balance at June 30, 2022	19,214,978	$192,000	$227,729,000	$92,779,000	$(5,934,000)	$314,766,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,410,000)	$(175,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,033,000	3,124,000
Amortization of interest	713,000	306,000
Accrued interest on convertible notes, related party	800,000	-
Amortization of core premiums paid to customers	2,490,000	2,863,000
Amortization of finished goods premiums paid to customers	167,000	181,000
Noncash lease expense	2,504,000	1,939,000
Foreign exchange impact of lease liabilities and forward contracts	(4,270,000)	678,000
Change in fair value of compound net derivative liability	140,000	-
(Gain) loss on short-term investments	(121,000)	294,000
Net provision for inventory reserves	3,366,000	3,942,000
Net provision for customer payment discrepancies and credit losses	1,159,000	300,000
Deferred income taxes	1,595,000	(62,000)
Share-based compensation expense	1,310,000	1,249,000
Loss on disposal of plant and equipment	1,000	9,000
Changes in operating assets and liabilities:
Accounts receivable	(27,518,000)	11,427,000
Inventory	(10,782,000)	(24,252,000)
Prepaid expenses and other current assets	2,391,000	1,122,000
Other assets	16,000	6,000
Accounts payable and accrued liabilities	927,000	5,898,000
Customer finished goods returns accrual	(4,679,000)	(9,289,000)
Contract assets	(792,000)	(37,000)
Contract liabilities	9,320,000	1,384,000
Operating lease liabilities	(1,863,000)	(1,446,000)
Other liabilities	1,033,000	(443,000)
Net cash used in operating activities	(20,470,000)	(982,000)
Cash flows from investing activities:
Purchase of plant and equipment	(40,000)	(1,375,000)
Purchase of short-term investments	(27,000)	(86,000)
Net cash used in investing activities	(67,000)	(1,461,000)
Cash flows from financing activities:
Borrowings under revolving loan	26,000,000	13,000,000
Repayments of revolving loan	(4,200,000)	(22,000,000)
Repayments of term loan	(938,000)	(938,000)
Payments for debt issuance costs	(418,000)	(21,000)
Payments on finance lease obligations	(492,000)	(604,000)
Exercise of stock options, net of cash used to pay employee taxes	-	191,000
Cash used to net share settle equity awards	(279,000)	(894,000)
Net cash provided by (used in) financing activities	19,673,000	(11,266,000)
Effect of exchange rate changes on cash and cash equivalents	155,000	(90,000)
Net decrease in cash and cash equivalents	(709,000)	(13,799,000)
Cash and cash equivalents — Beginning of period	11,596,000	23,016,000
Cash and cash equivalents — End of period	$10,887,000	$9,217,000
Supplemental disclosures of cash flow information:
Cash paid for interest, net	$10,120,000	$6,548,000
Cash paid for income taxes, net of refunds	645,000	712,000
Cash paid for operating leases	3,081,000	2,647,000
Cash paid for finance leases	554,000	672,000
Plant and equipment acquired under finance leases	31,000	75,000
Assets acquired under operating leases	-	144,000
Non-cash capital expenditures	-	401,000
Debt issuance costs included in accounts payable and accrued liabilities	187,000	-

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited)
1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading supplier of automotive aftermarket non-discretionary replacement parts, and test solutions and diagnostic equipment. These replacement parts are primarily sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s test solutions and diagnostic equipment primarily serves the global automotive component and powertrain testing market. The Company’s products include (i) light duty and heavy duty rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake-related products, which include brake calipers, brake boosters, brake rotors, brake pads, brake shoes, and brake master cylinders, and (iv) other products, which include (a) turbochargers and (b) test solutions and diagnostic equipment including: (i) applications for combustion engine vehicles, including bench top testers for alternators and starters, (ii) equipment for the pre- and post-production of electric vehicles, and (iii) software emulation of power systems applications for the electrification of all forms of transportation (including automobiles, trucks, the emerging electrification of systems within the aerospace industry, and electric vehicle charging stations).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2023, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2023.

The accompanying condensed consolidated financial statements have been prepared on a consistent basis with, and there have been no material changes to the accounting policies described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

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

Accounts receivable — net is comprised of the following:

	June 30, 2023	March 31, 2023
Accounts receivable — trade	$165,486,000	$136,076,000
Allowance for credit losses	(303,000)	(339,000)
Customer payment discrepancies	(2,076,000)	(1,634,000)
Customer returns RGA issued	(16,462,000)	(14,235,000)
Total accounts receivable — net	$146,645,000	$119,868,000

4. Inventory

Inventory is comprised of the following:

	June 30, 2023	March 31, 2023
Inventory
Raw materials	$149,545,000	$147,880,000
Work-in-process	10,097,000	7,033,000
Finished goods	202,874,000	201,198,000
	362,516,000	356,111,000
Less allowance for excess and obsolete inventory	(16,412,000)	(16,436,000)
Inventory — net	346,104,000	339,675,000
Inventory unreturned	18,083,000	16,579,000
Total inventory	$364,187,000	$356,254,000

5. Contract Assets

During the three months ended June 30, 2023 and 2022, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $778,000 and $572,000, respectively.

Contract assets are comprised of the following:

	June 30, 2023	March 31, 2023
Short-term contract assets
Cores expected to be returned by customers	$15,915,000	$13,463,000
Core premiums paid to customers	9,775,000	9,812,000
Upfront payments to customers	1,458,000	1,593,000
Finished goods premiums paid to customers	584,000	575,000
Total short-term contract assets	$27,732,000	$25,443,000

Remanufactured cores held at customers’ locations	$268,906,000	$271,628,000
Core premiums paid to customers	36,401,000	38,310,000
Long-term core inventory deposits	5,569,000	5,569,000
Finished goods premiums paid to customers	2,651,000	2,530,000
Upfront payments to customers	936,000	344,000
Total long-term contract assets	$314,463,000	$318,381,000

6. Significant Customer and Other Information

Significant Customer Concentrations

The largest customers accounted for the following percentage of consolidated net sales:

	Three Months Ended
	June 30,
	2023	2022
Net sales
Customer A	34%	37%
Customer C	28%	20%
Customer B	20%	25%
Customer D	5%	4%

Revenues for Customers A through C were derived from the Hard Parts segment and Test Solutions and Diagnostic Equipment segment. Revenues for Customer D were derived from the Hard Parts segment. See Note 17 for a discussion of the Company’s segments.

The largest customers accounted for the following percentage of accounts receivable – trade:

	June 30, 2023	March 31, 2023
Accounts receivable - trade
Customer A	34%	33%
Customer C	30%	21%
Customer B	15%	18%
Customer D	8%	12%

Geographic and Product Information

The Company’s products are sold predominantly in North America and accounted for the following percentages of net sales:

	Three Months Ended
	June 30,
	2023	2022
Product line
Rotating electrical products	64%	67%
Brake-related products	22%	17%
Wheel hub products	11%	12%
Other products	3%	4%
	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three months ended June 30, 2023 and 2022.

7. Debt

The Company is party to a $268,620,000 senior secured financing, (as amended from time to time, the “Credit Facility”), consisting of a $238,620,000 revolving loan facility (the “Revolving Facility”), subject to certain restrictions, and a $30,000,000 term loan facility (the “Term Loans”). The loans under the Credit Facility mature on May 28, 2026 and the lenders have a security interest in substantially all of the assets of the Company. The interest rate on the Company’s Term Loans and Revolving Facility was 8.52% and 8.46% respectively, at June 30, 2023, and 8.02% and 8.13% respectively, at March 31, 2023.

On August 3, 2023, the Company entered into a seventh amendment to the Credit Facility, which among other things, (i) permits the Company to repay its outstanding balance of Term Loans, (ii) permits the exclusion of quarterly principal payments of Term Loans from the fixed charge coverage ratio (including retrospectively for the prior periods) for all quarters beginning June 30, 2023, (iii) resets the fixed charge coverage ratio financial covenant level for the quarters ending September 30, 2023 and December 31, 2023, (iv) eliminates the senior leverage ratio financial covenant effective with the quarter ended June 30, 2023, (v) extends the minimum undrawn availability financial covenant through the delivery of the June 30, 2024 compliance certificate, and (vi) excludes the amount of all amendment fees and expenses incurred in connection with this amendment as well as prior unamortized fees associated with the Term Loans from bank EBITDA and the fixed charge coverage ratio financial covenant. The modifications to the financial covenants were effective as of June 30, 2023.

The Credit Facility, among other things, requires the Company to maintain certain financial covenants, including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all amended financial covenants as of June 30, 2023.

The following summarizes information about the Term Loans:

	June 30, 2023	March 31, 2023
Principal amount of Term Loans	$12,187,000	$13,125,000
Unamortized financing fees	(167,000)	(182,000)
Net carrying amount of Term Loans	12,020,000	12,943,000
Less current portion of Term Loans	(12,020,000)	(3,664,000)
Long-term portion of Term Loans	$-	$9,279,000

On August 3, 2023, the Company repaid the outstanding balance of its Term Loans and wrote-off the remaining unamortized financing fees recorded in connection with the Term Loans.

The Company had $167,000,000 and $145,200,000 outstanding under the Revolving Facility at June 30, 2023 and March 31, 2023, respectively. In addition, $6,370,000 was outstanding for letters of credit at June 30, 2023. At June 30, 2023, after certain contractual adjustments, $65,250,000 was available under the Revolving Facility.

Convertible Notes

On March 31, 2023, the Company entered into a note purchase agreement, (the “Note Purchase Agreement”) with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P. (collectively, the “Purchasers”) and Bison Capital Partners VI, L.P., as the purchaser representative (the “Purchaser Representative”) for the issuance and sale of $32,000,000 in aggregate principal amount of convertible notes due in 2029 (the “Convertible Notes”), which was used for general corporate purposes. The Convertible Notes bear interest at a rate of 10.0% per annum, compounded annually, and payable (i) in kind or (ii) in cash, annually in arrears on April 1 of each year, commencing on April 1, 2024. The Convertible Notes have an initial conversion price of approximately $15.00 per share of common stock (“Conversion Option”). Unless and until the Company delivers a redemption notice, the Purchasers of the Convertible Notes may convert their Convertible Notes at any time at their option. Upon conversion, the Convertible Notes will be settled in shares of the Company’s common stock. Except in the case of the occurrence of a fundamental transaction, as defined in the form of convertible promissory note, the Company may not redeem the Convertible Notes prior to March 31, 2026. After March 31, 2026, the Company may redeem all or part of the Convertible Notes for a cash purchase (the “Company Redemption”) price.

On June 8, 2023, the Company entered into the first amendment to the Note Purchase Agreement, which among other things, removed a provision that specified the Purchasers would be entitled to receive a dividend or distribution payable in certain circumstances. This amendment was effective as of March 31, 2023.

On August 1, 2023, the Company entered into the second amendment to the Note Purchase Agreement, which amended the definition of “Permitted Restricted Payments” to permit the prepayment of the Company’s Term Loans.

The Company’s Convertible Notes are comprised of the following:

	June 30, 2023	March 31, 2023

Principal amount of Convertible Notes	$32,000,000	$32,000,000
Less: unamortized debt discount attributed to Compound Net Derivative Liability	(8,229,000)	(8,430,000)
Less: unamortized debt discount attributed to debt issuance costs	(1,089,000)	(1,006,000)
Carrying amount of the Convertible Notes	22,682,000	22,564,000
Plus: Compound Net Derivative Liability	8,570,000	8,430,000
Net carrying amount of Convertible Notes, related party	$31,252,000	$30,994,000

In connection with the Note Purchase Agreement, the Company entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at June 30, 2023 and March 31, 2023.

The Company Redemption option has been combined with the Conversion Option as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the condensed consolidated balance sheets at June 30, 2023 and March 31, 2023. The fair value of the Conversion Option and the Company Redemption option using Level 3 inputs and the Monte Carlo simulation model was a liability of $10,800,000 and $10,400,000, and an asset of $2,230,000 and $1,970,000 at June 30, 2023 and March 31, 2023, respectively. During the three months ended June 30, 2023, the Company recorded $140,000 as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statement of operations and condensed consolidated statement of cash flows.

The Convertible Notes also contain additional features, such as, default interest and options related to a fundamental transaction, which were not separately accounted for as the value of such features were not material at June 30, 2023 and March 31, 2023.

Interest expense related to the Convertible Notes is as follows:

Three Months Ended
June 30,
2023

Contractual interest expense	$800,000
Accretion of debt discount	201,000
Amortization of issuance costs	27,000
Total interest expense	$1,028,000

There are no future payments required under the Convertible Notes prior to their maturity, therefore, the principal amount of the Convertible Notes plus interest payable in kind, assuming no early redemption or conversion has occurred, of $56,704,000 would be paid on March 30, 2029.

8. Contract Liabilities

Contract liabilities are comprised of the following:

	June 30, 2023	March 31, 2023
Short-term contract liabilities
Customer allowances earned	$23,518,000	$19,997,000
Customer core returns accruals	16,259,000	11,112,000
Accrued core payment	3,141,000	3,056,000
Customer deposits	3,037,000	3,232,000
Core bank liability	1,699,000	1,686,000
Finished goods liabilities	1,349,000	1,257,000
Total short-term contract liabilities	$49,003,000	$40,340,000
Long-term contract liabilities
Customer core returns accruals	$171,982,000	$170,420,000
Core bank liability	13,152,000	13,582,000
Accrued core payment	9,213,000	9,171,000
Finished goods liabilities	361,000	433,000
Total long-term contract liabilities	$194,708,000	$193,606,000

9. Leases

The Company leases various facilities in North America and Asia under operating leases expiring through August 2033. The Company has material nonfunctional currency leases that could have a material impact on the Company’s condensed consolidated statements of operations. As required for other monetary liabilities, lessees remeasure foreign currency-denominated lease liabilities using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates and are not affected by subsequent changes in the exchange rates. In connection with the remeasurement of these leases, the Company recorded a gain of $3,770,000 and $20,000 during the three months ended June 30, 2023 and 2022, respectively. These amounts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of operations.

Balance sheet information for leases is as follows:

Leases	Classification	June 30, 2023	March 31, 2023
Assets:
Operating	Operating lease assets	$88,760,000	$87,619,000
Finance	Plant and equipment	5,001,000	5,549,000
Total leased assets		$93,761,000	$93,168,000

Liabilities:
Current
Operating	Operating lease liabilities	$8,914,000	$8,767,000
Finance	Other current liabilities	1,802,000	1,851,000
Long-term
Operating	Long-term operating lease liabilities	77,013,000	79,318,000
Finance	Other liabilities	2,333,000	2,742,000
Total lease liabilities		$90,062,000	$92,678,000

Lease cost recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended
	June 30,
	2023	2022
Lease cost
Operating lease cost	$3,742,000	$3,165,000
Short-term lease cost	293,000	454,000
Variable lease cost	186,000	185,000
Finance lease cost:
Amortization of finance lease assets	403,000	539,000
Interest on finance lease liabilities	62,000	68,000
Total lease cost	$4,686,000	$4,411,000

Maturities of lease commitments at June 30, 2023 by fiscal year were as follows:

Maturity of lease liabilities	Operating Leases	Finance Leases	Total
2024 - remaining nine months	$10,383,000	$1,521,000	$11,904,000
2025	12,352,000	1,576,000	13,928,000
2026	12,042,000	844,000	12,886,000
2027	10,822,000	353,000	11,175,000
2028	10,725,000	194,000	10,919,000
Thereafter	53,929,000	2,000	53,931,000
Total lease payments	110,253,000	4,490,000	114,743,000
Less amount representing interest	(24,326,000)	(355,000)	(24,681,000)
Present value of lease liabilities	$85,927,000	$4,135,000	$90,062,000

Other information about leases is as follows:

	June 30, 2023	March 31, 2023
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	2.7	2.9
Operating leases	8.9	9.0
Weighted-average discount rate:
Finance leases	5.9%	5.9%
Operating leases	5.8%	5.8%

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

The following is a summary of accounts receivable discount programs:

	Three Months Ended
	June 30,
	2023	2022
Receivables discounted	$104,332,000	$142,624,000
Weighted average number of days collection was accelerated	337	327
Annualized weighted average discount rate	6.4%	3.7%
Amount of discount recognized as interest expense	$6,252,000	$4,874,000

11. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, Warrants, and Convertible Notes (as defined in Note 7), which would result in the issuance of incremental shares of common stock to the extent such impact is not anti-dilutive.

The following presents a reconciliation of basic and diluted net loss per share:

	Three Months Ended
	June 30,
	2023	2022
Net loss	$(1,410,000)	$(175,000)
Basic shares	19,508,626	19,123,354
Effect of potentially dilutive securities	-	-
Diluted shares	19,508,626	19,123,354
Net loss per share:
Basic net loss per share	$(0.07)	$(0.01)
Diluted net loss per share	$(0.07)	$(0.01)

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net loss per share. For the three months ended June 30, 2023 and 2022, there were 2,067,168 and 2,301,901, respectively, of potential common shares not included in the calculation of diluted net loss per share because their effect was anti-dilutive. In addition, for the three months ended June 30, 2023, there were 2,186,667 of potential common shares not included in the calculation of diluted loss per share under the “if-converted” method for the Convertible Notes because their effect was anti-dilutive. The potential common shares related to the Warrants issued in connection with the Convertible Notes (see Note 7) are anti-dilutive until they become exercisable and as of June 30, 2023, the Warrants were not exercisable.

12. Income Taxes

The Company recorded an income tax benefit of $9,000, or an effective tax rate of 0.6%, and income tax expense of $589,000, or an effective tax rate of 142.3%, for the three months ended June 30, 2023 and 2022, respectively. Effective tax rates are based on current annual projections and any changes in future periods could result in an effective tax rate that is materially different from the current estimate. The effective tax rate for the three months ended June 30, 2023, was primarily impacted by (i) foreign income taxed at rates that are different from the federal statutory rate, (ii) non-deductible executive compensation under Internal Revenue Code Section 162(m), and (iii) specific jurisdictions that the Company does not expect to recognize the benefit of losses.

The Company and its subsidiaries file income tax returns in the U.S. federal, various state, and foreign jurisdictions with varying statutes of limitations. At June 30, 2023, the Company is not under any examination in any material jurisdiction, and remains subject to examination from the years ended March 31, 2018. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $50,125,000 and $48,486,000 at June 30, 2023 and March 31, 2023, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to these derivative transactions is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of operations.

The following shows the effect of derivative instruments on the condensed consolidated statements of operations:

	Gain (Loss) Recognized as Foreign Exchange Impact of Lease Liabilities and Forward Contracts
	Three Months Ended
Derivatives Not Designated as	June 30,
Hedging Instruments	2023	2022
Forward foreign currency exchange contracts	$500,000	$(698,000)

The fair value of the forward foreign currency exchange contracts of $4,389,000 and $3,889,000 is included in prepaid expenses and other current assets in the condensed consolidated balance sheets at June 30, 2023 and March 31, 2023, respectively. The changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of cash flows for the three months ended June 30, 2023 and 2022.

14. Fair Value Measurements

The following summarizes financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	June 30, 2023				March 31, 2023
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$2,159,000	$2,159,000	$-	$-	$2,011,000	$2,011,000	$-	$-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	4,389,000	-	4,389,000	-	3,889,000	-	3,889,000	-

Liabilities
Other current liabilities
Deferred compensation	2,159,000	2,159,000	-	-	2,011,000	2,011,000	-	-
Convertible notes, related party
Compound Net Derivative Liability	8,570,000	-	-	8,570,000	8,430,000	-	-	8,430,000

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

Compound Net Derivative Liability

The Company estimates the fair value of the Compound Net Derivative Liability (see Note 7) using Level 3 inputs and the Monte Carlo simulation model at the balance sheet date. The Monte Carlo simulation model requires the input of subjective assumptions including the expected volatility of the underlying stock. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. This amount is recorded within convertible notes, related party in the condensed consolidated balance sheets at June 30, 2023 and March 31, 2023. Any changes in the fair value of the Compound Net Derivative Liability are recorded in change in fair value of compound net derivative liability in the condensed consolidated statements of operations.

The following assumptions were used to determine the fair value of the Compound Net Derivative Liability:

	June 30, 2023	March 31, 2023
Risk free interest rate	4.09%	3.64%
Cost of equity	22.30%	21.80%
Weighted average cost of capital	14.70%	14.60%
Expected volatility of MPA common stock	50.00%	50.00%
EBITDA volatility	40.00%	35.00%

The following summarizes the activity for Level 3 fair value measurements:

Three Months Ended
June 30,
2023
Beginning balance	$8,430,000
Changes in fair value of Compound Net Derivative Liability included in earnings	140,000
Ending balance	$8,570,000

During the three months ended June 30, 2023, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loan, term loan and other long-term liabilities approximate their fair value based on the variable nature of interest rates and current rates for instruments with similar characteristics. At June 30, 2023 and March 31, 2023, the net carrying amount of the Convertible Notes was $31,252,000 and $30,994,000, respectively, with unamortized debt discounts and debt issuance costs of $9,318,000 and $9,436,000, respectively, and Compound Net Derivative Liability of $8,570,000 and $8,430,000, respectively. The estimated fair value of the Company’s Convertible Notes was $32,752,000 using Level 3 inputs at June 30, 2023. The net carrying amount of the Convertible Notes approximated their fair value at March 31, 2023, as they were issued on March 31, 2023.

15. Share-based Payments

Stock Options

During the three months ended June 30, 2023 and 2022, no options to purchase shares of the Company’s common stock were granted.

The following is a summary of stock option transactions:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2023	1,232,745	$20.20
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(97,683)	$19.34
Expired	-	$-
Outstanding at June 30, 2023	1,135,062	$20.28

At June 30, 2023, options to purchase 1,009 shares of common stock were unvested at a weighted average exercise price of $17.38.

At June 30, 2023, there was $1,000 of total unrecognized compensation expense related to unvested stock option awards, which will be recognized over the weighted average remaining vesting period of approximately two months.

Restricted Stock Units and Restricted Stock Awards (collectively “RSUs”)

During the three months ended June 30, 2023, no RSUs were granted by the Company. During the three months ended June 30, 2022, the Company granted (i) performance-based restricted stock awards which had a threshold performance level of 33,333 shares, a target performance level of 66,667 shares, and a maximum performance level of 100,000 shares at the grant date and (ii) 176,590 of time-based vesting restricted stock units, respectively, based on the closing market price on the grant date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2023	429,354	$15.07
Granted	-	$-
Vested	(147,215)	$15.66
Forfeited/Cancelled	(76,585)	$13.23
Outstanding at June 30, 2023	205,554	$15.33

At June 30, 2023, there was $2,484,000 of unrecognized compensation expense related to RSUs, which will be recognized over the weighted average remaining vesting period of approximately 1.5 years.

Performance Stock Units (“PSUs”)

During the three months ended June 30, 2023, the Company granted 533,856 PSUs, which vest, subject to continued employment, as follows: (i) if the stock price is greater than or equal to $10.00 per share, then 1/3 of the grant will vest, (ii) if the stock price is greater than or equal to $15.00 per share then the next 1/3 of the grant will vest, and (iii) if the stock price is greater than or equal to $20.00 per share then the final 1/3 of the grant will vest. Recipients are eligible to vest in between 50% and 150% of the third tranche by achieving a stock price between $17.50 and $25.00 per share (each stock price target must be met for thirty consecutive trading days). The Company calculated the fair value of these PSUs individually for each tranche using the Monte Carlo Simulation Model at the grant date.  Compensation cost is recognized over the estimated derived service period. Compensation cost related to these awards will not be adjusted even if the market condition is not met.

During the three months ended June 30, 2022, the Company granted 126,028 PSUs (at target performance levels), which cliff vest after three-years, subject to continued employment. These awards are contingent and granted separately for each of the following metrics: adjusted EBITDA, net sales, and relative total shareholder return (“TSR”). Compensation cost at the grant date is recognized on a straight-line basis over the requisite service period to the extent the conditions are deemed probable. The number of shares earned at the end of the three-year period will vary, based only on actual performance, from 0% to 150% of the target number of PSUs granted.

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

The fair value of PSUs subject to performance conditions is equal to the closing stock price on the grant date. The fair value of PSUs subject to a market condition is determined using the Monte Carlo simulation model. The following table summarizes the assumptions used in determining the fair value of the awards subject to market conditions:

	Three Months Ended
	June 30,
	2023	2022
Risk free interest rate	4.32%	3.35%
Expected life in years	0.8-1.8	3
Expected volatility of MPA common stock	54.20%	51.30%
Expected average volatility of peer companies	-%	62.70%
Average correlation coefficient of peer companies	-%	27.50%
Expected dividend yield	-	-
Grant date fair value	$3.57-5.06	$16.02

The following is a summary of non-vested PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2023	192,696	$17.48
Granted	533,856	$4.20
Vested	-	$-
Forfeited	-	$-
Outstanding at June 30, 2023	726,552	$7.73

At June 30, 2023, there was $3,827,000 of unrecognized compensation expense related to these awards, which will be recognized over the weighted average remaining vesting period of approximately 1.7 years.

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

The following summarizes the changes in the warranty returns:

	Three Months Ended
	June 30,
	2023	2022
Balance at beginning of period	$19,830,000	$20,125,000
Charged to expense	31,112,000	30,920,000
Amounts processed	(34,265,000)	(33,177,000)
Balance at end of period	$16,677,000	$17,868,000

Contingencies

The Company is subject to various lawsuits and claims. In addition, government agencies and self-regulatory organizations have the ability to conduct periodic examinations of and administrative proceedings regarding the Company’s business, and its compliance with law, code, and regulations related to all matters including but not limited to environmental, information security, taxes, levies, tariffs and such.

17. Segment Information

Effective as of the fourth quarter of fiscal 2023, the Company revised its segment reporting as it determined that its three operating segments no longer met the criteria to be aggregated. The Company recast its prior year segment disclosures to conform to the current year’s presentation.

The Company’s three operating segments are:

•
Hard Parts, including (i) light duty rotating electric products such as alternators and starters, (ii) wheel hub products, (iii) brake-related products, including brake calipers, brake boosters, brake rotors, brake pads and brake master cylinders, and (iv) turbochargers,

•
Test Solutions and Diagnostic Equipment, including (i) applications for combustion engine vehicles, including bench top testers for alternators and starters, (ii) equipment for the pre- and post-production of electric vehicles, and (iii) software emulation of power systems applications for the electrification of all forms of transportation (including automobiles, trucks, the emerging electrification of systems within the aerospace industry, and electric vehicle charging stations), and

•	Heavy Duty, including non-discretionary automotive aftermarket replacement hard parts for heavy-duty truck, industrial, marine, and agricultural applications.

The Company’s Hard Parts operating segment meets the criteria of a reportable segment while Test Solutions and Diagnostic Equipment and Heavy Duty are not material, are not required to be separately reported, and are included within the “all other” category.

Financial information relating to the Company’s segments is as follows:

	Three Months Ended June 30, 2023
	Hard Parts	All Other	Total
Net sales to external customers	$149,747,000	$9,958,000	$159,705,000
Intersegment sales	132,000	95,000	227,000
Operating income (loss)	11,506,000	(1,079,000)	10,427,000
Depreciation and amortization	2,679,000	354,000	3,033,000
Segment assets	1,063,301,000	52,368,000	1,115,669,000
Capital expenditures	40,000	-	40,000

	Three Months Ended June 30, 2022
	Hard Parts	All Other	Total
Net sales to external customers	$152,428,000	$11,557,000	$163,985,000
Intersegment sales	147,000	142,000	289,000
Operating income (loss)	9,611,000	(2,280,000)	7,331,000
Depreciation and amortization	2,751,000	373,000	3,124,000
Segment assets	1,005,718,000	44,530,000	1,050,248,000
Capital expenditures	1,342,000	33,000	1,375,000

	Three Months Ended
	June 30,
Net sales	2023	2022
Total net sales for reportable segment	$149,879,000	$152,575,000
Other net sales	10,053,000	11,699,000
Elimination of intersegment net sales	(227,000)	(289,000)
Total consolidated net sales	$159,705,000	$163,985,000

	Three Months Ended
	June 30,
Profit or loss	2023	2022
Total operating income for reportable segment	$11,506,000	$9,611,000
Other operating loss	(1,079,000)	(2,280,000)
Elimination of intersegment operating income	14,000	4,000
Interest expense, net	(11,720,000)	(6,921,000)
Change in fair value of compound net derivative liability	(140,000)	-
Total consolidated (loss) income before income tax (benefit) expense	$(1,419,000)	$414,000

Assets	June 30, 2023	March 31, 2023
Total assets for reportable segment	$1,063,301,000	$1,032,739,000
Other assets	52,368,000	49,778,000
Elimination of intersegment assets	(57,482,000)	(53,952,000)
Total consolidated assets	$1,058,187,000	$1,028,565,000

18. Share Repurchases

In August 2018, the Company’s board of directors approved an increase in its share repurchase program from $20,000,000 to $37,000,000 of its common stock. During the three months ended June 30, 2023, the Company did not repurchase any shares of its common stock. As of June 30, 2023, $18,745,000 has been utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in the Company’s Credit Facility. The Company retired the 837,007 shares repurchased under this program through June 30, 2023. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

19. Related Party Transactions

Lease

In December 2022, the Company entered into an operating lease for its 35,000 square foot manufacturing, warehouse, and office facility in Ontario, Canada, with a company co-owned by a member of management. The lease, which commenced January 1, 2023, has an initial term of one year with a base rent of approximately $27,000 per month and includes options to renew for up to four years. The rent expense recorded by the Company for the related party lease was $81,000 for the three months ended June 30, 2023.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that Motorcar Parts of America, Inc. and its subsidiaries (“our,” “we” or “us”) believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2023 audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2023.

Disclosure Regarding Private Securities Litigation Reform Act of 1995

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our future performance that involve risks and uncertainties. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about our strategic initiatives, operational plans and objectives, expectations for economic conditions and recovery and future business and financial performance, as well as statements regarding underlying assumptions related thereto. They include, among others, factors related to the timing and implementation of strategic initiatives, the highly competitive nature of our industry, demand for our products and services, complexities in our inventory and supply chain, challenges with transforming and growing our business. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason. Therefore, you should not place undue reliance on those statements. Please refer to “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K filed with the SEC on June 14, 2023, as updated by our subsequent filings with the SEC, for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements.

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

Segment Reporting

Effective as of the fourth quarter of fiscal 2023, we revised our segment reporting as we determined that our three operating segments no longer met the criteria to be aggregated. We recast our prior year segment disclosures to conform to the current year’s presentation.

Our three operating segments are as follows:

•
Hard Parts, including (i) light duty rotating electric products such as alternators and starters, (ii) wheel hub products, (iii) brake-related products, including brake calipers, brake boosters, brake rotors, brake pads and brake master cylinders, and (iv) turbochargers,

•
Test Solutions and Diagnostic Equipment, including (i) applications for combustion engine vehicles, including bench top testers for alternators and starters, (ii) equipment for the pre- and post-production of electric vehicles, and (iii) software emulation of power systems applications for the electrification of all forms of transportation (including automobiles, trucks, the emerging electrification of systems within the aerospace industry, and electric vehicle charging stations), and

•	Heavy Duty, including non-discretionary automotive aftermarket replacement hard parts for heavy-duty truck, industrial, marine, and agricultural applications.

Our Hard Parts operating segment meets the criteria of a reportable segment. The Test Solutions and Diagnostic Equipment and Heavy Duty segments are not material, are not required to be separately reported, and are included within the “all other” category. See Note 17 of the notes to condensed consolidated financial statements for more information.

Results of Operations for the Three Months Ended June 30, 2023 and 2022

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Three Months Ended June 30,
	2023	2022
Consolidated cash flow used in operations	$(20,470,000)	$(982,000)
Consolidated finished goods turnover (annualized) (1)	3.5	3.1

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended June 30,
	2023	2022
Net sales	$159,705,000	$163,985,000
Cost of goods sold	133,138,000	133,683,000
Gross profit	26,567,000	30,302,000
Gross profit percentage	16.6%	18.5%

Net Sales. Our net sales for the three months ended June 30, 2023 were $159,705,000, which represents a decrease of $4,280,000, or 2.6%, from the three months ended June 30, 2022 of $163,985,000. Sales for the three months ended June 30, 2023 were impacted by the purchasing patterns of certain of our largest customers, which were partially offset by growing sales of our brake-related products.

Gross Profit. Our gross profit was $26,567,000, or 16.6% of net sales, for the three months ended June 30, 2023 compared with $30,302,000, or 18.5% of net sales, for the three months ended June 30, 2022. This change in our gross margin for the three months ended June 30, 2023 compared with the three months ended June 30, 2022 was due primarily to changes in product mix and (i) additional expenses of $1,984,000 and $799,000, respectively, primarily due to certain costs for disruptions in the supply chain, (ii) amortization of core and finished goods premiums paid to customers related to new business of $2,657,000 and $3,044,000, respectively, and (iii) the non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, which resulted in a write-down of $778,000 and $572,000, respectively.

Operating Expenses

The following summarizes operating expenses:

	Three Months Ended June 30,
	2023	2022
General and administrative	$12,602,000	$13,634,000
Sales and marketing	5,419,000	5,542,000
Research and development	2,375,000	3,113,000
Foreign exchange impact of lease liabilities and forward contracts	(4,270,000)	678,000

Percent of net sales

General and administrative	7.9%	8.3%
Sales and marketing	3.4%	3.4%
Research and development	1.5%	1.9%
Foreign exchange impact of lease liabilities and forward contracts	(2.7)%	0.4%

General and Administrative. Our general and administrative expenses for the three months ended June 30, 2023 were $12,602,000, which represents a decrease of $1,032,000, or 7.6%, from the three months ended June 30, 2022 of $13,634,000. This decrease was primarily due to the favorable foreign currency exchange rates during the three months ended June 30, 2023 as compared with the three months ended June 30, 2022.

Sales and Marketing. Our sales and marketing expenses for the three months ended June 30, 2023 were $5,419,000, which represents a decrease of $123,000, or 2.2%, from the three months ended June 30, 2022 of $5,542,000. This decrease was primarily due to $258,000 of decreased employee-related expenses due to our cost-cutting measures partially offset by $172,000 of increased commissions.

Research and Development. Our research and development expenses for the three months ended June 30, 2023 were $2,375,000, which represents a decrease of $738,000, or 23.7%, from the three months ended June 30, 2022 of $3,113,000. This decrease was primarily due to (i) $427,000 of decreased employee-related expenses due to our cost-cutting measures, (ii) $178,000 of decreased outside services, and (iii) $121,000 of decreased purchases of samples for our core library and other research and development supplies.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts for the three months ended June 30, 2023 was a non-cash gain of $4,270,000 compared with a non-cash loss of $678,000 for the three months ended June 30, 2022. This change was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities, which resulted in non-cash gains of $3,770,000 and $20,000 for the three months ended June 30, 2023 and 2022, respectively, due to foreign currency exchange rate fluctuations and (ii) the forward foreign currency exchange contracts, which resulted in a non-cash gain of $500,000 compared with a non-cash loss of $698,000 for the three months ended June 30, 2023 and 2022, respectively, due to the changes in their fair values.

Operating Income

Consolidated Operating Income. Our consolidated operating income for the three months ended June 30, 2023 was $10,441,000, which represents an increase of $3,106,000, or 42.3%, from the three months ended June 30, 2022 of $7,335,000. Operating income increased primarily due to lower operating expenses partially offset by decreased gross profit as discussed above.

Interest Expense

Interest Expense, net. Our interest expense for the three months ended June 30, 2023 was $11,720,000, which represents an increase of $4,799,000, or 69.3%, from interest expense for the three months ended June 30, 2022 of $6,921,000. This increase was primarily due to higher interest rates on our borrowing and accounts receivable discount programs, which have variable interest rates. Interest expense for the three months ended June 30, 2023 was further impacted by interest expense incurred on the Convertible Notes.

Change in Fair Value of Compound Net Derivative Liability

Change in Fair Value of Compound Net Derivative Liability. Our change in fair value of compound net derivative liability for the three months ended June 30, 2023 was a non-cash loss of $140,000 associated with the Convertible Notes issued on March 31, 2023.

Provision for Income Taxes

Income Tax. We recorded an income tax benefit of $9,000, or an effective tax rate of 0.6%, and income tax expense of $589,000, or an effective tax rate of 142.3%, for the three months ended June 30, 2023 and 2022, respectively. Effective tax rates are based on current annual projections and any changes in future periods could result in an effective tax rate that is materially different from the current estimate. The effective tax rate for the three months ended June 30, 2023, was primarily impacted by (i) foreign income taxed at rates that are different from the federal statutory rate, (ii) non-deductible executive compensation under Internal Revenue Code Section 162(m), and (iii) specific jurisdictions that we do not expect to recognize the benefit of losses.

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $153,726,000 and $154,886,000, a ratio of current assets to current liabilities of 1.4:1.0, at June 30, 2023 and March 31, 2023, respectively.  The change in our working capital is due to the short-term classification of our term loans as we plan to repay the outstanding balance in August 2023 partially offset by the replenishment of our inventory due to higher sales in the prior year.

We have $32,000,000 of aggregate principal amount of convertible notes outstanding that bear interest at a rate of 10% per year. The convertible notes may either be redeemed for cash, converted into shares of our common stock, or a combination thereof, at our election. The convertible notes will mature on March 30, 2029, unless earlier converted, repurchased or redeemed.

Our primary source of liquidity was from the use of our receivable discount programs and credit facility during the three months ended June 30, 2023. In addition, we have access to our existing cash, as well as our available credit facilities to meet short-term liquidity needs. We believe our cash and cash equivalents, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, repayment of our term loans, and lease and capital expenditure obligations over the next 12 months.

Share Repurchase Program

In August 2018, our board of directors approved an increase in our share repurchase program from $20,000,000 to $37,000,000 of our common stock. As of June 30, 2023, $18,745,000 had been utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our credit facility. We retired the 837,007 shares repurchased under this program through June 30, 2023. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Cash Flows

The following summarizes cash flows as reflected in the condensed consolidated statements of cash flows:

	Three Months Ended June 30,
	2023	2022
Cash flows (used in) provided by:
Operating activities	$(20,470,000)	$(982,000)
Investing activities	(67,000)	(1,461,000)
Financing activities	19,673,000	(11,266,000)
Effect of exchange rates on cash and cash equivalents	155,000	(90,000)
Net decrease in cash and cash equivalents	$(709,000)	$(13,799,000)
Additional selected cash flow data:
Depreciation and amortization	$3,033,000	$3,124,000
Capital expenditures	40,000	1,375,000

Net cash used in operating activities was $20,470,000 and $982,000 during the three months ended June 30, 2023 and 2022, respectively. The change in our operating activities reflects our higher accounts receivable balances as we managed the use of our customers’ receivable discount programs and replenishment of inventory due to higher sales in the prior year.

Net cash used in investing activities was $67,000 and $1,461,000 during the three months ended June 30, 2023 and 2022, respectively. The change in our investing activities primarily resulted from decreased capital expenditures.

Net cash provided by financing activities was $19,673,000 compared with cash used in financing activities of $11,266,000 during the three months ended June 30, 2023 and 2022, respectively. The change in our financing activities resulted from increased borrowing and lower repayments under our credit facility as we managed the use of our customers’ receivable discount programs to reduce overall interest expense during the three months ended June 30, 2023.

Capital Resources

Credit Facility

We are party to a $268,620,000 senior secured financing (as amended from time to time, the “Credit Facility”) consisting of a $238,620,000 revolving loan facility (the “Revolving Facility”), subject to certain restrictions, and a $30,000,000 term loan facility (the “Term Loans”). The loans under the Credit Facility mature on May 28, 2026 and the lenders have a security interest in substantially all of our assets. The interest rate on our Term Loans and Revolving Facility was 8.52% and 8.46% respectively, at June 30, 2023, and 8.02% and 8.13% respectively, at March 31, 2023.

On August 3, 2023, we entered into a seventh amendment to the Credit Facility, which among other things, (i) permits us to repay our outstanding balance of Term Loans, (ii) permits the exclusion of quarterly principal payments of Term Loans from the fixed charge coverage ratio (including retrospectively for the prior periods) for all quarters beginning June 30, 2023, (iii) resets the fixed charge coverage ratio financial covenant level for the quarters ending September 30, 2023 and December 31, 2023, (iv) eliminates the senior leverage ratio financial covenant effective with the quarter ended June 30, 2023, (v) extends the minimum undrawn availability financial covenant through the delivery of the June 30, 2024 compliance certificate, and (vi) excludes the amount of all amendment fees and expenses incurred in connection with this amendment as well as prior unamortized fees associated with the Term Loans from bank EBITDA and the fixed charge coverage ratio financial covenant. The modifications to the financial covenants were effective as of June 30, 2023. On August 3, 2023, we repaid the outstanding balance of our Term Loans and wrote-off the remaining unamortized financing fees recorded in connection with the Term Loans.

The Credit Facility, among other things, requires us to maintain certain financial covenants, including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all amended financial covenants as of June 30, 2023.

We had $167,000,000 and $145,200,000 outstanding under the Revolving Facility at June 30, 2023 and March 31, 2023, respectively. In addition, $6,370,000 was outstanding for letters of credit at June 30, 2023. At June 30, 2023, after certain contractual adjustments, $65,250,000 was available under the Revolving Facility.

Convertible Notes

On March 31, 2023, we entered into a note purchase agreement, (the “Note Purchase Agreement”) with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P. (collectively, the “Purchasers”) and Bison Capital Partners VI, L.P., as the purchaser representative (the “Purchaser Representative”) for the issuance and sale of $32,000,000 in aggregate principal amount of convertible notes due in 2029 (the “Convertible Notes”), which was used for general corporate purposes. The Convertible Notes bear interest at a rate of 10.0% per annum, compounded annually, and payable (i) in kind or (ii) in cash, annually in arrears on April 1 of each year, commencing on April 1, 2024. The Convertible Notes have an initial conversion price of approximately $15.00 per share of common stock. (“Conversion Option”). Unless and until we deliver a redemption notice, the Purchasers of the Convertible Notes may convert their Convertible Notes at any time at their option. Upon conversion, the Convertible Notes will be settled in shares of our common stock. Except in the case of the occurrence of a fundamental transaction, as defined in the form of convertible promissory note, we may not redeem the Convertible Notes prior to March 31, 2026. After March 31, 2026, we may redeem all or part of the Convertible Notes for a cash purchase (the “Company Redemption”) price.

On June 8, 2023, we entered into the first amendment to the Note Purchase Agreement, which among other things, removed a provision that specified the Purchasers would be entitled to receive a dividend or distribution payable in certain circumstances. This amendment was effective as of March 31, 2023.

On August 1, 2023, we entered into the second amendment to the Note Purchase Agreement, which amended the definition of “Permitted Restricted Payments” to permit the prepayment of our Term Loans.

In connection with the Note Purchase Agreement, we entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at June 30, 2023 and March 31, 2023.

The Company Redemption option has been combined with the Conversion Option as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the condensed consolidated balance sheets at June 30, 2023 and March 31, 2023. The fair value of the Conversion Option and the Company Redemption option using Level 3 inputs and the Monte Carlo simulation model was a liability of $10,800,000 and $10,400,000, and an asset of $2,230,000 and $1,970,000 at June 30, 2023 and March 31, 2023, respectively. During the three months ended June 30, 2023, we recorded $140,000 as the change in fair value of Compound Net Derivative Liability in the condensed consolidated statement of operations and condensed consolidated statement of cash flows.

The Convertible Notes also contain additional features, such as, default interest and options related to a fundamental transaction, which were not separately accounted for as the value of such features were not material at June 30, 2023 and March 31, 2023.

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

The following is a summary of the receivable discount programs:

	Three Months Ended June 30,
	2023	2022
Receivables discounted	$104,332,000	$142,624,000
Weighted average number of days collection was accelerated	337	327
Annualized weighted average discount rate	6.4%	3.7%
Amount of discount recognized as interest expense	$6,252,000	$4,874,000

Capital Expenditures and Commitments

Capital Expenditures

Our total capital expenditures, including finance leases and non-cash capital expenditures were $64,000 and $1,190,000 for the three months ended June 30, 2023 and 2022, respectively. These capital expenditures primarily include the purchase of equipment for our current operations. We expect to incur approximately $5,000,000 of capital expenditures primarily to support our current operations during fiscal 2024. We have used and expect to continue using our working capital and additional capital lease obligations to finance these capital expenditures.

Related Party Transactions

Lease

In December 2022, we entered into an operating lease for our 35,000 square foot manufacturing, warehouse, and office facility in Ontario, Canada, with a company co-owned by a member of management. The lease, which commenced January 1, 2023, has an initial term of one year with a base rent of approximately $27,000 per month and includes options to renew for up to four years. The rent expense recorded for the related party lease was $81,000 for the three months ended June 30, 2023.

Litigation

We are subject to various lawsuits and claims. In addition, government agencies and self-regulatory organizations have the ability to conduct periodic examinations of and administrative proceedings regarding our business, and our compliance with law, code, and regulations related to all matters including but not limited to environmental, information security, taxes, levies, tariffs and such.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates that are presented in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed on June 14, 2023.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2023, which was filed with the SEC on June 14, 2023.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of June 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various lawsuits and claims. In addition, government agencies and self-regulatory organizations have the ability to conduct periodic examinations of and administrative proceedings regarding our business, and our compliance with law, code, and regulations related to all matters including but not limited to environmental, information security, taxes, levies, tariffs and such.

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed on June 14, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Limitation on Payment of Dividends and Share Repurchases

The Credit Facility currently permits the payment of up to $30,000,000 of dividends and share repurchases for fiscal year 2024, subject to pro forma compliance with amended financial covenants.

Purchases of Equity Securities by the Issuer

Shares repurchased during the three months ended June 30, 2023 were as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 1 - April 30, 2023:
Open market and privately negotiated purchases	-	$-	-	$18,255,000
May 1 - May 31, 2023:
Open market and privately negotiated purchases	-	$-	-	18,255,000
June 1 - June 30, 2023:
Open market and privately negotiated purchases	-	$-	-	18,255,000
Total	0		0	$18,255,000

(1)
As of June 30, 2023, $18,745,000 had been utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our Credit Facility. We retired the 837,007 shares repurchased under this program through June 30, 2023. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

(a)	None.

(b)	None.

(c)
During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

(a)	Exhibits:

Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 17, 2014.

3.8	Amendment to the Amended and Restated By-Laws of Motorcar Parts of America, Inc., as adopted on June 9, 2016	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 14, 2016.

3.9	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 22, 2017.

3.10	Third Amendment to the Amended and Restated By-Laws of Motorcar Parts of America, Inc., as adopted on January 26, 2022	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 1, 2022.

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed on August 9, 2022.

4.2	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.3	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.4	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

Number	Description of Exhibit	Method of Filing

4.5	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.6	2014 Non-Employee Director Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.7	Third Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on November 20, 2017.

4.8	Fourth Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 24, 2020.

4.9	2022 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 29, 2022.

4.10	Form of Convertible Promissory Note	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 31, 2023.

4.11	Form of Common Stock Warrant	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 31, 2023.

4.12	First Amended and Restated Convertible Promissory Note	Incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K filed on June 14, 2023.

4.13	First Amended and Restated Common Stock Warrant	Incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed on June 14, 2023.

10.1
Seventh Amendment to Amended and Restated Loan Agreement, dated as of August 3, 2023, among Motorcar Parts of America, Inc., D & V Electronics Ltd., Dixie Electric Ltd., and Dixie Electric Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Filed herewith.

10.2	Second Amendment to the Note Purchase Agreement	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

Number	Description of Exhibit	Method of Filing

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document).

101.SCM	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC.

Dated: August 9, 2023	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: August 9, 2023	By:	/s/ Kamlesh Shah
Kamlesh Shah
Chief Accounting Officer