Form 10-Q
period 2023-09-30
MOTORCAR PARTS OF AMERICA INC
filed 2023-11-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

There were 19,607,445 shares of Common Stock outstanding at November 2, 2023.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2023	March 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$10,293,000	$11,596,000
Short-term investments	2,036,000	2,011,000
Accounts receivable — net	161,120,000	119,868,000
Inventory	366,405,000	356,254,000
Contract assets	29,946,000	25,443,000
Prepaid expenses and other current assets	18,415,000	22,306,000
Total current assets	588,215,000	537,478,000
Plant and equipment — net	41,368,000	46,052,000
Operating lease assets	84,881,000	87,619,000
Long-term deferred income taxes	32,206,000	32,625,000
Long-term contract assets	313,613,000	318,381,000
Goodwill and intangible assets — net	4,721,000	5,348,000
Other assets	1,768,000	1,062,000
TOTAL ASSETS	$1,066,772,000	$1,028,565,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$162,879,000	$141,766,000
Customer finished goods returns accrual	29,956,000	37,984,000
Contract liabilities	53,368,000	40,340,000
Revolving loan	165,000,000	145,200,000
Other current liabilities	5,032,000	4,871,000
Operating lease liabilities	8,737,000	8,767,000
Current portion of term loan	-	3,664,000
Total current liabilities	424,972,000	382,592,000
Term loan, less current portion	-	9,279,000
Convertible notes, related party	31,819,000	30,994,000
Long-term contract liabilities	198,086,000	193,606,000
Long-term deferred income taxes	73,000	718,000
Long-term operating lease liabilities	75,698,000	79,318,000
Other liabilities	10,988,000	11,583,000
Total liabilities	741,636,000	708,090,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $0.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $0.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $0.01 per share, 50,000,000 shares authorized; 19,599,195 and 19,494,615 shares issued and outstanding at September 30, 2023 and March 31, 2023, respectively	196,000	195,000
Additional paid-in capital	234,399,000	231,836,000
Retained earnings	85,379,000	88,747,000
Accumulated other comprehensive income (loss)	5,162,000	(303,000)
Total shareholders’ equity	325,136,000	320,475,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,066,772,000	$1,028,565,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net sales	$196,639,000	$172,543,000	$356,344,000	$336,528,000
Cost of goods sold	155,491,000	146,027,000	288,629,000	279,710,000
Gross profit	41,148,000	26,516,000	67,715,000	56,818,000
Operating expenses:
General and administrative	14,325,000	14,846,000	26,927,000	28,480,000
Sales and marketing	5,688,000	6,066,000	11,107,000	11,608,000
Research and development	2,438,000	2,670,000	4,813,000	5,783,000
Foreign exchange impact of lease liabilities and forward contracts	4,760,000	1,082,000	490,000	1,760,000
Total operating expenses	27,211,000	24,664,000	43,337,000	47,631,000
Operating income	13,937,000	1,852,000	24,378,000	9,187,000
Other expenses:
Interest expense, net	15,383,000	9,283,000	27,103,000	16,204,000
Change in fair value of compound net derivative liability	390,000	-	530,000	-
Loss on extinguishment of debt	168,000	-	168,000	-
Total other expenses	15,941,000	9,283,000	27,801,000	16,204,000
Loss before income tax benefit	(2,004,000)	(7,431,000)	(3,423,000)	(7,017,000)
Income tax benefit	(46,000)	(914,000)	(55,000)	(325,000)
Net loss	$(1,958,000)	$(6,517,000)	$(3,368,000)	$(6,692,000)
Basic net loss per share	$(0.10)	$(0.34)	$(0.17)	$(0.35)
Diluted net loss per share	$(0.10)	$(0.34)	$(0.17)	$(0.35)
Weighted average number of shares outstanding:
Basic	19,599,162	19,272,557	19,554,142	19,197,181
Diluted	19,599,162	19,272,557	19,554,142	19,197,181

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net loss	$(1,958,000)	$(6,517,000)	$(3,368,000)	$(6,692,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	2,122,000	687,000	5,465,000	(181,000)
Total other comprehensive income (loss), net of tax	2,122,000	687,000	5,465,000	(181,000)
Comprehensive income (loss)	$164,000	$(5,830,000)	$2,097,000	$(6,873,000)

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31, 2023	19,494,615	$195,000	$231,836,000	$88,747,000	$(303,000)	$320,475,000
Compensation recognized under employee stock plans	-	-	1,310,000	-	-	1,310,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	104,530	1,000	(280,000)	-	-	(279,000)
Foreign currency translation	-	-	-	-	3,343,000	3,343,000
Net loss	-	-	-	(1,410,000)	-	(1,410,000)
Balance at June 30, 2023	19,599,145	$196,000	$232,866,000	$87,337,000	$3,040,000	$323,439,000
Compensation recognized under employee stock plans	-	-	1,533,000	-	-	1,533,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	50	-	-	-	-	-
Foreign currency translation	-	-	-	-	2,122,000	2,122,000
Net loss	-	-	-	(1,958,000)	-	(1,958,000)
Balance at September 30, 2023	19,599,195	$196,000	$234,399,000	$85,379,000	$5,162,000	$325,136,000

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31,2022	19,104,751	$191,000	$227,184,000	$92,954,000	$(5,066,000)	$315,263,000
Compensation recognized under employee stock plans	-	-	1,249,000	-	-	1,249,000
Exercise of stock options, net of shares withheld for employee taxes	25,543	-	191,000	-	-	191,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	84,684	1,000	(895,000)	-	-	(894,000)
Foreign currency translation	-	-	-	-	(868,000)	(868,000)
Net loss	-	-	-	(175,000)	-	(175,000)
Balance at June 30, 2022	19,214,978	$192,000	$227,729,000	$92,779,000	$(5,934,000)	$314,766,000
Compensation recognized under employee stock plans	-	-	1,251,000	-	-	1,251,000
Exercise of stock options, net of shares withheld for employee taxes	193,378	2,000	584,000	-	-	586,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	14,792	-	(75,000)	-	-	(75,000)
Foreign currency translation	-	-	-	-	687,000	687,000
Net loss	-	-	-	(6,517,000)	-	(6,517,000)
Balance at September 30, 2022	19,423,148	$194,000	$229,489,000	$86,262,000	$(5,247,000)	$310,698,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,368,000)	$(6,692,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,966,000	6,214,000
Amortization of interest and loss on extinguishment of debt	1,772,000	698,000
Accrued interest on convertible notes, related party	1,600,000	-
Amortization of core premiums paid to customers	4,994,000	5,759,000
Amortization of finished goods premiums paid to customers	370,000	349,000
Noncash lease expense	5,063,000	3,873,000
Foreign exchange impact of lease liabilities and forward contracts	490,000	1,760,000
Change in fair value of compound net derivative liability	530,000	-
(Gain) loss on short -term investments	(86,000)	387,000
Net provision for inventory reserves	6,770,000	8,715,000
Net provision for customer payment discrepancies and credit losses	1,419,000	1,012,000
Deferred income taxes	(145,000)	(1,230,000)
Share-based compensation expense	2,843,000	2,500,000
Loss on disposal of plant and equipment	8,000	16,000
Changes in operating assets and liabilities:
Accounts receivable	(42,576,000)	3,370,000
Inventory	(16,871,000)	(26,286,000)
Prepaid expenses and other current assets	1,962,000	(3,039,000)
Other assets	(704,000)	(70,000)
Accounts payable and accrued liabilities	24,509,000	4,176,000
Customer finished goods returns accrual	(8,065,000)	(10,533,000)
Contract assets	(4,971,000)	(15,556,000)
Contract liabilities	16,953,000	16,126,000
Operating lease liabilities	(4,090,000)	(3,249,000)
Other liabilities	457,000	(5,254,000)
Net cash used in operating activities	(5,170,000)	(16,954,000)
Cash flows from investing activities:
Purchase of plant and equipment	(169,000)	(2,644,000)
Purchase of short -term investments	61,000	(173,000)
Net cash used in investing activities	(108,000)	(2,817,000)
Cash flows from financing activities:
Borrowings under revolving loan	32,005,000	40,000,000
Repayments of revolving loan	(12,205,000)	(32,000,000)
Repayments of term loan	(13,125,000)	(1,875,000)
Payments for debt issuance costs	(1,426,000)	(21,000)
Payments on finance lease obligations	(962,000)	(1,223,000)
Exercise of stock options, net of cash used to pay employee taxes	-	777,000
Cash used to net share settle equity awards	(279,000)	(969,000)
Net cash provided by financing activities	4,008,000	4,689,000
Effect of exchange rate changes on cash and cash equivalents	(33,000)	(323,000)
Net decrease in cash and cash equivalents	(1,303,000)	(15,405,000)
Cash and cash equivalents — Beginning of period	11,596,000	23,016,000
Cash and cash equivalents — End of period	$10,293,000	$7,611,000
Supplemental disclosures of cash flow information:
Cash paid for interest, net	$23,831,000	$15,343,000
Cash paid for income taxes, net of refunds	4,890,000	12,336,000
Cash paid for operating leases	6,558,000	5,642,000
Cash paid for finance leases	1,081,000	1,355,000
Plant and equipment acquired under finance leases	33,000	529,000
Assets acquired under operating leases	867,000	967,000
Non-cash capital expenditures	120,000	272,000
Debt issuance costs included in accounts payable and accrued liabilities	97,000	-

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited)
1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading supplier of automotive aftermarket non-discretionary replacement parts, and test solutions and diagnostic equipment. These replacement parts are primarily sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s test solutions and diagnostic equipment primarily serves the global automotive component and powertrain testing market. The Company’s products include (i) light duty and heavy duty rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake-related products, which include brake calipers, brake boosters, brake rotors, brake pads, brake shoes, and brake master cylinders, and (iv) other products, which include (a) turbochargers and (b) test solutions and diagnostic equipment including: (i) applications for combustion engine vehicles, including bench top testers for alternators and starters, (ii) equipment for the pre- and post-production of electric vehicles, and (iii) software emulation of power system applications for the electrification of all forms of transportation (including automobiles, trucks, the emerging electrification of systems within the aerospace industry, and electric vehicle charging stations).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2023, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2023.

The accompanying condensed consolidated financial statements have been prepared on a consistent basis with, and there have been no material changes to the accounting policies described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

3. Accounts Receivable — Net

The Company has trade accounts receivable that result from the sale of goods and services. Accounts receivable — net includes offset accounts related to allowances for credit losses, customer payment discrepancies, and returned goods authorizations (“RGAs”) issued for in-transit unit returns. The Company uses accounts receivable discount programs with certain customers and their respective banks (see Note 10).

Accounts receivable — net is comprised of the following:

	September 30, 2023	March 31, 2023
Accounts receivable — trade	$182,879,000	$136,076,000
Allowance for credit losses	(312,000)	(339,000)
Customer payment discrepancies	(1,848,000)	(1,634,000)
Customer returns RGA issued	(19,599,000)	(14,235,000)
Total accounts receivable — net	$161,120,000	$119,868,000

4. Inventory

Inventory is comprised of the following:

	September 30, 2023	March 31, 2023
Inventory
Raw materials	$152,835,000	$147,880,000
Work-in-process	11,078,000	7,033,000
Finished goods	200,270,000	201,198,000
	364,183,000	356,111,000
Less allowance for excess and obsolete inventory	(16,490,000)	(16,436,000)
Inventory — net	347,693,000	339,675,000
Inventory unreturned	18,712,000	16,579,000
Total inventory	$366,405,000	$356,254,000

5. Contract Assets

During the three months ended September 30, 2023 and 2022, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $1,995,000 and $1,269,000, respectively. During the six months ended September 30, 2023 and 2022, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $2,773,000 and $1,841,000, respectively.

Contract assets are comprised of the following:

	September 30, 2023	March 31, 2023
Short-term contract assets
Cores expected to be returned by customers	$17,982,000	$13,463,000
Core premiums paid to customers	9,669,000	9,812,000
Upfront payments to customers	1,509,000	1,593,000
Finished goods premiums paid to customers	786,000	575,000
Total short-term contract assets	$29,946,000	$25,443,000
Long-term contract assets
Remanufactured cores held at customers’ locations	$269,371,000	$271,628,000
Core premiums paid to customers	34,493,000	38,310,000
Long-term core inventory deposits	5,569,000	5,569,000
Finished goods premiums paid to customers	2,604,000	2,530,000
Upfront payments to customers	1,576,000	344,000
Total long-term contract assets	$313,613,000	$318,381,000

6. Significant Customer and Other Information

Significant Customer Concentrations

The largest customers accounted for the following percentage of consolidated net sales:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net sales
Customer A	37%	39%	35%	38%
Customer C	27%	26%	27%	23%
Customer B	21%	20%	20%	22%
Customer D	4%	4%	5%	4%

Revenues for Customers A through C were derived from the Hard Parts segment and Test Solutions and Diagnostic Equipment segment. Revenues for Customer D were derived from the Hard Parts segment. See Note 17 for a discussion of the Company’s segments.

The largest customers accounted for the following percentage of accounts receivable – trade:

	September 30, 2023	March 31, 2023
Accounts receivable - trade
Customer A	40%	33%
Customer C	24%	21%
Customer B	17%	18%
Customer D	6%	12%

Geographic and Product Information

The Company’s products are sold predominantly in North America and accounted for the following percentages of net sales:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Product line
Rotating electrical products	67%	67%	66%	67%
Brake-related products	20%	20%	21%	19%
Wheel hub products	9%	11%	10%	11%
Other products	4%	2%	3%	3%
	100%	100%	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three and six months ended September 30, 2023 and 2022.

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

On August 3, 2023, the Company entered into a seventh amendment to the Credit Facility, which among other things, (i) permitted the Company to repay its outstanding balance of Term Loans, (ii) permitted the exclusion of quarterly principal payments of Term Loans from the fixed charge coverage ratio (including retrospectively for the prior periods) for all quarters beginning June 30, 2023, (iii) reset the fixed charge coverage ratio financial covenant level for the quarters ending September 30, 2023 and December 31, 2023, (iv) eliminated the senior leverage ratio financial covenant effective with the quarter ended June 30, 2023, (v) extended the minimum undrawn availability financial covenant through the delivery of the June 30, 2024 compliance certificate, and (vi) excluded the amount of all amendment fees and expenses incurred in connection with this amendment as well as prior unamortized fees associated with the Term Loans from bank EBITDA and the fixed charge coverage ratio financial covenant.

On August 3, 2023, the Company repaid the remaining outstanding balance of its Term Loans and recorded a loss on extinguishment of debt for the remaining unamortized debt issuance costs of $168,000 in the condensed consolidated statement of operations.

The Credit Facility, as amended, requires the Company to maintain a minimum fixed charge coverage ratio and a specified minimum undrawn availability. The Company was in compliance these covenants as of September 30, 2023.

The Company had $165,000,000 and $145,200,000 outstanding under the Revolving Facility at September 30, 2023 and March 31, 2023, respectively. In addition, $6,370,000 was outstanding for letters of credit at September 30, 2023. At September 30, 2023, after certain contractual adjustments, $67,250,000 was available under the Revolving Facility. The interest rate on the Company’s Revolving Facility was 8.68% and 8.13% respectively, at September 30, 2023 and March 31, 2023, respectively.

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

The Company’s Convertible Notes are comprised of the following:

	September 30, 2023	March 31, 2023

Principal amount of Convertible Notes	$32,000,000	$32,000,000
Less: unamortized debt discount attributed to Compound Net Derivative Liability	(8,021,000)	(8,430,000)
Less: unamortized debt discount attributed to debt issuance costs	(1,120,000)	(1,006,000)
Carrying amount of the Convertible Notes	22,859,000	22,564,000
Plus: Compound Net Derivative Liability	8,960,000	8,430,000
Net carrying amount of Convertible Notes, related party	$31,819,000	$30,994,000

In connection with the Note Purchase Agreement, the Company entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at September 30, 2023 and March 31, 2023.

The Company Redemption option has been combined with the Conversion Option as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the condensed consolidated balance sheets at September 30, 2023 and March 31, 2023. The fair value of the Conversion Option and the Company Redemption option using Level 3 inputs and the Monte Carlo simulation model was a liability of $11,300,000 and $10,400,000, and an asset of $2,340,000 and $1,970,000 at September 30, 2023 and March 31, 2023, respectively. During the three and six months ended September 30, 2023, the Company recorded $390,000 and $530,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statement of operations and condensed consolidated statement of cash flows.

The Convertible Notes also contain additional features, such as, default interest and options related to a fundamental transaction, which were not separately accounted for as the value of such features were not material at September 30, 2023 and March 31, 2023.

Interest expense related to the Convertible Notes is as follows:

	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2023	2023
Contractual interest expense	$800,000	$1,600,000
Accretion of debt discount	208,000	409,000
Amortization of debt issuance costs	30,000	57,000
Total interest expense	$1,038,000	$2,066,000

There are no future payments required under the Convertible Notes prior to their maturity, therefore, the principal amount of the Convertible Notes plus interest payable in kind, assuming no early redemption or conversion has occurred, of $56,704,000 would be paid on March 30, 2029.

8. Contract Liabilities

Contract liabilities are comprised of the following:

	September 30, 2023	March 31, 2023
Short-term contract liabilities
Customer allowances earned	$26,469,000	$19,997,000
Customer core returns accruals	17,594,000	11,112,000
Accrued core payment	3,258,000	3,056,000
Customer deposits	2,766,000	3,232,000
Core bank liability	1,713,000	1,686,000
Finished goods liabilities	1,568,000	1,257,000
Total short-term contract liabilities	$53,368,000	$40,340,000
Long-term contract liabilities
Customer core returns accruals	$175,923,000	$170,420,000
Core bank liability	12,719,000	13,582,000
Accrued core payment	9,155,000	9,171,000
Finished goods liabilities	289,000	433,000
Total long-term contract liabilities	$198,086,000	$193,606,000

9. Leases

The Company leases various facilities in North America and Asia under operating leases expiring through August 2033. The Company has material nonfunctional currency leases that could have a material impact on the Company’s condensed consolidated statements of operations. As required for other monetary liabilities, lessees remeasure foreign currency-denominated lease liabilities using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates and are not affected by subsequent changes in the exchange rates. In connection with the remeasurement of these leases, the Company recorded a loss of $1,948,000 and $1,041,000 during the three months ended September 30, 2023 and 2022, respectively. During the six months ended September 30, 2023 and 2022, the Company recorded a gain of $1,822,000 and a loss of $1,021,000, respectively, in connection with the remeasurement of these leases. These amounts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of operations.

Balance sheet information for leases is as follows:

Leases	Classification	September 30, 2023	March 31, 2023
Assets:
Operating	Operating lease assets	$84,881,000	$87,619,000
Finance	Plant and equipment	4,604,000	5,549,000
Total leased assets		$89,485,000	$93,168,000

Liabilities:
Current
Operating	Operating lease liabilities	$8,737,000	$8,767,000
Finance	Other current liabilities	1,693,000	1,851,000
Long-term
Operating	Long-term operating lease liabilities	75,698,000	79,318,000
Finance	Other liabilities	1,972,000	2,742,000
Total lease liabilities		$88,100,000	$92,678,000

Lease cost recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$3,761,000	$3,130,000	$7,503,000	$6,295,000
Short-term lease cost	350,000	559,000	643,000	1,013,000
Variable lease cost	146,000	179,000	332,000	364,000
Finance lease cost:
Amortization of finance lease assets	391,000	489,000	794,000	1,028,000
Interest on finance lease liabilities	57,000	64,000	119,000	132,000
Total lease cost	$4,705,000	$4,421,000	$9,391,000	$8,832,000

Maturities of lease commitments at September 30, 2023 by fiscal year were as follows:

Maturity of lease liabilities	Operating Leases	Finance Leases	Total
2024 - remaining six months	$6,959,000	$996,000	$7,955,000
2025	12,457,000	1,576,000	14,033,000
2026	12,154,000	844,000	12,998,000
2027	10,962,000	353,000	11,315,000
2028	10,871,000	194,000	11,065,000
Thereafter	54,475,000	2,000	54,477,000
Total lease payments	107,878,000	3,965,000	111,843,000
Less amount representing interest	(23,443,000)	(300,000)	(23,743,000)
Present value of lease liabilities	$84,435,000	$3,665,000	$88,100,000

Other information about leases is as follows:

	September 30, 2023	March 31, 2023
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	2.6	2.9
Operating leases	8.7	9.0
Weighted-average discount rate:
Finance leases	6.0%	5.9%
Operating leases	5.8%	5.8%

10. Accounts Receivable Discount Programs

The Company uses accounts receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allow the Company to accelerate receipt of payment on customers’ receivables.

The following is a summary of accounts receivable discount programs:

	Six Months Ended
	September 30,
	2023	2022
Receivables discounted	$255,303,000	$283,359,000
Weighted average number of days collection was accelerated	338	327
Annualized weighted average discount rate	6.6%	4.4%
Amount of discount recognized as interest expense	$15,940,000	$11,293,000

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

The following presents a reconciliation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(1,958,000)	$(6,517,000)	$(3,368,000)	$(6,692,000)
Basic shares	19,599,162	19,272,557	19,554,142	19,197,181
Effect of potentially dilutive securities	-	-	-	-
Diluted shares	19,599,162	19,272,557	19,554,142	19,197,181
Net loss per share:
Basic net loss per share	$(0.10)	$(0.34)	$(0.17)	$(0.35)
Diluted net loss per share	$(0.10)	$(0.34)	$(0.17)	$(0.35)

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net loss per share. For the three and six months ended September 30, 2023 and 2022, there were 2,104,035 and 1,945,392, respectively, of potential common shares not included in the calculation of diluted net loss per share because their effect was anti-dilutive. In addition, for the three and six months ended September 30, 2023, there were 2,240,593, respectively, of potential common shares not included in the calculation of diluted loss per share under the “if-converted” method for the Convertible Notes because their effect was anti-dilutive. The potential common shares related to the Warrants issued in connection with the Convertible Notes (see Note 7) are anti-dilutive until they become exercisable and as of September 30, 2023, the Warrants were not exercisable.

12. Income Taxes

The Company recorded an income tax benefit of $46,000, or an effective tax rate of 2.3%, and $914,000, or an effective tax rate of 12.3%, for the three months ended September 30, 2023 and 2022, respectively. The Company recorded an income tax benefit of $55,000, or an effective tax rate of 1.6%, and $325,000, or an effective tax rate of 4.6%, for the six months ended September 30, 2023 and 2022, respectively. Effective tax rates are based on current annual projections and any changes in future periods could result in an effective tax rate that is materially different from the current estimate. The effective tax rate for the three and six months ended September 30, 2023, was primarily impacted by (i) non-deductible executive compensation under Internal Revenue Code Section 162(m), (ii) the portion of book expense related to convertible notes and derivatives that is not expected to be deductible for tax, (iii) foreign income taxed at rates that are different from the federal statutory rate, and (iv) specific jurisdictions that the Company does not expect to recognize the benefit of losses.

The Company and its subsidiaries file income tax returns in the U.S. federal, various state, and foreign jurisdictions with varying statutes of limitations. At September 30, 2023, the Company is under examination by the State of California for fiscal years 2021 and 2022. At September 30, 2023, the Company is not under any other examination in any material jurisdictions except for the State of California, and remains subject to examination from the years ended March 31, 2018. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $52,278,000 and $48,486,000 at September 30, 2023 and March 31, 2023, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to these derivative transactions is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of operations.

The following shows the effect of derivative instruments on the condensed consolidated statements of operations:

	Loss Recognized as Foreign Exchange Impact of Lease Liabilities and Forward Contracts
	Three Months Ended		Six Months Ended
Derivatives Not Designated as	September 30,		September 30,
Hedging Instruments	2023	2022	2023	2022
Forward foreign currency exchange contracts	$(2,812,000)	$(41,000)	$(2,312,000)	$(739,000)

The fair value of the forward foreign currency exchange contracts of $1,577,000 and $3,889,000 is included in prepaid expenses and other current assets in the condensed consolidated balance sheets at September 30, 2023 and March 31, 2023, respectively. The changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of cash flows for the six months ended September 30, 2023 and 2022.

14. Fair Value Measurements

The following summarizes financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	September 30, 2023				March 31, 2023
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$2,036,000	$2,036,000	$-	$-	$2,011,000	$2,011,000	$-	$-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	1,577,000	-	1,577,000	-	3,889,000	-	3,889,000	-

Liabilities
Other current liabilities
Deferred compensation	2,036,000	2,036,000	-	-	2,011,000	2,011,000	-	-
Convertible notes, related party
Compound Net Derivative Liability	8,960,000	-	-	8,960,000	8,430,000	-	-	8,430,000

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

Compound Net Derivative Liability

The Company estimates the fair value of the Compound Net Derivative Liability (see Note 7) using Level 3 inputs and the Monte Carlo simulation model at the balance sheet date. The Monte Carlo simulation model requires the input of subjective assumptions including the expected volatility of the underlying stock. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. This amount is recorded within convertible notes, related party in the condensed consolidated balance sheets at September 30, 2023 and March 31, 2023. Any changes in the fair value of the Compound Net Derivative Liability are recorded in change in fair value of compound net derivative liability in the condensed consolidated statements of operations.

The following assumptions were used to determine the fair value of the Compound Net Derivative Liability:

	September 30, 2023	March 31, 2023
Risk free interest rate	4.70%	3.64%
Cost of equity	22.90%	21.80%
Weighted average cost of capital	15.10%	14.60%
Expected volatility of MPA common stock	50.00%	50.00%
EBITDA volatility	40.00%	35.00%

The following summarizes the activity for Level 3 fair value measurements:

	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2023	2023
Beginning balance	$8,570,000	$8,430,000
Changes in fair value of Compound Net Derivative Liability included in earnings	390,000	530,000
Ending balance	$8,960,000	$8,960,000

During the three and six months ended September 30, 2023, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loan and other long-term liabilities approximate their fair value based on the variable nature of interest rates and current rates for instruments with similar characteristics. At September 30, 2023 and March 31, 2023, the net carrying amount of the Convertible Notes was $31,819,000 and $30,994,000, respectively, with unamortized debt discounts and debt issuance costs of $9,141,000 and $9,436,000, respectively, and Compound Net Derivative Liability of $8,960,000 and $8,430,000, respectively. The estimated fair value of the Company’s Convertible Notes was $34,319,000 using Level 3 inputs at September 30, 2023. The net carrying amount of the Convertible Notes approximated their fair value at March 31, 2023, as they were issued on March 31, 2023.

15. Share-based Payments

Stock Options

The Company granted options to purchase 132,133 shares of common stock during the six months ended September 30, 2023. No options to purchase shares of the Company’s common stock were granted during the six months ended September 30, 2022. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The following assumptions were used to derive the weighted average fair value of the stock options granted:

Six Months Ended
September 30,
2023
Weighted average risk free interest rate	4.53%
Weighted average expected holding period (years)	6.57
Weighted average expected volatility	51.29%
Weighted average expected dividend yield	-
Weighted average fair value of options granted	$3.75

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2023	1,232,745	$20.20
Granted	132,133	$9.32
Exercised	-	$-
Forfeited/Cancelled	(108,456)	$19.59
Expired	(134,533)	$9.32
Outstanding at September 30, 2023	1,121,889	$20.28

At September 30, 2023, options to purchase 132,133 shares of common stock were unvested at a weighted average exercise price of $9.32.

At September 30, 2023, there was $491,000 of total unrecognized compensation expense related to unvested stock option awards, which will be recognized over the weighted average remaining vesting period of approximately 3.0 years.

Restricted Stock Units and Restricted Stock Awards (collectively “RSUs”)

The Company did not grant any restricted stock awards during the six months ended September 30, 2023. During the six months ended September 30, 2022, the Company granted (i) performance-based restricted stock awards which had a threshold performance level of 33,333 shares, a target performance level of 66,667 shares, and a maximum performance level of 100,000 shares at the grant date and (ii) 176,353 of time-based vesting restricted stock units, respectively, based on the closing market price on the grant date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2023	429,354	$15.07
Granted	-	$-
Vested	(147,300)	$15.67
Forfeited/Cancelled	(77,025)	$13.24
Outstanding at September 30, 2023	205,029	$15.33

At September 30, 2023, there was $1,866,000 of unrecognized compensation expense related to RSUs, which will be recognized over the weighted average remaining vesting period of approximately 1.3 years.

Performance Stock Units (“PSUs”)

During the six months ended September 30, 2023, the Company granted 585,583 PSUs, which vest, subject to continued employment, as follows: (i) if the stock price is greater than or equal to $10.00 per share, then 1/3 of the grant will vest, (ii) if the stock price is greater than or equal to $15.00 per share then the next 1/3 of the grant will vest, and (iii) if the stock price is greater than or equal to $20.00 per share then the final 1/3 of the grant will vest. Recipients are eligible to vest in between 50% and 150% of the third tranche by achieving a stock price between $17.50 and $25.00 per share (each stock price target must be met for thirty consecutive trading days). The Company calculated the fair value of these PSUs individually for each tranche using the Monte Carlo Simulation Model at the grant date.  Compensation cost is recognized over the estimated derived service period. Compensation cost related to these awards will not be adjusted even if the market condition is not met.

During the six months ended September 30, 2022 , the Company granted 126,028 PSUs (at target performance levels), which cliff vest after three-years, subject to continued employment. These awards are contingent and granted separately for each of the following metrics: adjusted EBITDA, net sales, and relative total shareholder return (“TSR”). Compensation cost at the grant date is recognized on a straight-line basis over the requisite service period to the extent the conditions are deemed probable. The number of shares earned at the end of the three-year period will vary, based only on actual performance, from 0% to 150% of the target number of PSUs granted. Adjusted EBITDA and net sales are considered performance conditions. The Company will reassess the probability of achieving each performance condition separately each reporting period. TSR is considered a market condition because it measures the Company’s return against the performance of the Russell 3000, excluding companies classified as financials and real estate, over a given period of time. Compensation cost related to the TSR award will not be adjusted even if the market condition is not met. The Company calculated the fair value of the PSUs for each component individually.

The fair value of PSUs subject to performance conditions is equal to the closing stock price on the grant date. The fair value of PSUs subject to a market condition is determined using the Monte Carlo simulation model.The following table summarizes the assumptions used in determining the fair value of the awards subject to market conditions:

	Six Months Ended September 30,
	2023	2022
Risk free interest rate	4.32-4.35%	3.35%
Expected life in years	0.2-1.8	3
Expected volatility of MPA common stock	54.2-55.1%	51.30%
Expected average volatility of peer companies	-%	62.70%
Average correlation coefficient of peer companies	-%	27.50%
Expected dividend yield	-	-
Grant date fair value	$3.57-8.37	$16.02

The following is a summary of non-vested PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2023	192,696	$17.48
Granted	585,583	$4.50
Vested	-	$-
Forfeited	(1,162)	$5.91
Outstanding at September 30, 2023	777,117	$7.72

At September 30, 2023, there was $3,298,000 of unrecognized compensation expense related to these awards, which will be recognized over the weighted average remaining vesting period of approximately 1.5 years.

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

The following summarizes the changes in the warranty returns:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$16,677,000	$17,868,000	$19,830,000	$20,125,000
Charged to expense	37,022,000	33,895,000	68,134,000	64,815,000
Amounts processed	(37,502,000)	(33,302,000)	(71,767,000)	(66,479,000)
Balance at end of period	$16,197,000	$18,461,000	$16,197,000	$18,461,000

Contingencies

The Company is subject to various lawsuits and claims. In addition, government agencies and self-regulatory organizations have the ability to conduct periodic examinations of and administrative proceedings regarding the Company’s business, and its compliance with law, code, and regulations related to matters including, but not limited to, environmental, information security, taxes, levies, tariffs and such.

17. Segment Information

Effective as of the fourth quarter of fiscal 2023, the Company revised its segment reporting as it determined that its three operating segments no longer met the criteria to be aggregated. The Company recast its prior year segment disclosures to conform to the current year’s presentation.

The Company’s three operating segments are:

•
Hard Parts, including (i) light duty rotating electric products such as alternators and starters, (ii) wheel hub products, (iii) brake-related products, including brake calipers, brake boosters, brake rotors, brake pads and brake master cylinders, and (iv) turbochargers,

•
Test Solutions and Diagnostic Equipment, including (i) applications for combustion engine vehicles, including bench top testers for alternators and starters, (ii) equipment for the pre- and post-production of electric vehicles, and (iii) software emulation of power system applications for the electrification of all forms of transportation (including automobiles, trucks, the emerging electrification of systems within the aerospace industry, and electric vehicle charging stations), and

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

Financial information relating to the Company’s segments is as follows:

	Three Months Ended September 30, 2023
	Hard Parts	All Other	Total
Net sales to external customers	$184,421,000	$12,218,000	$196,639,000
Intersegment sales	68,000	38,000	106,000
Operating income (loss)	15,203,000	(1,300,000)	13,903,000
Depreciation and amortization	2,589,000	344,000	2,933,000
Segment assets	1,074,783,000	51,668,000	1,126,451,000
Capital expenditures	91,000	38,000	129,000

	Three Months Ended September 30, 2022
	Hard Parts	All Other	Total
Net sales to external customers	$166,061,000	$6,482,000	$172,543,000
Intersegment sales	203,000	16,000	219,000
Operating income (loss)	7,174,000	(5,215,000)	1,959,000
Depreciation and amortization	2,724,000	366,000	3,090,000
Segment assets	1,022,669,000	42,823,000	1,065,492,000
Capital expenditures	1,194,000	75,000	1,269,000

	Six Months Ended September 30, 2023
	Hard Parts	All Other	Total
Net sales to external customers	$334,168,000	$22,176,000	$356,344,000
Intersegment sales	200,000	133,000	333,000
Operating income (loss)	26,709,000	(2,379,000)	24,330,000
Depreciation and amortization	5,268,000	698,000	5,966,000
Capital expenditures	131,000	38,000	169,000

	Six Months Ended September 30, 2022
	Hard Parts	All Other	Total
Net sales to external customers	$318,489,000	$18,039,000	$336,528,000
Intersegment sales	350,000	158,000	508,000
Operating income (loss)	16,785,000	(7,495,000)	9,290,000
Depreciation and amortization	5,475,000	739,000	6,214,000
Capital expenditures	2,536,000	108,000	2,644,000

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Net sales	2023	2022	2023	2022
Total net sales for reportable segment	$184,489,000	$166,264,000	$334,368,000	$318,839,000
Other net sales	12,256,000	6,498,000	22,309,000	18,197,000
Elimination of intersegment net sales	(106,000)	(219,000)	(333,000)	(508,000)
Total consolidated net sales	$196,639,000	$172,543,000	$356,344,000	$336,528,000

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Profit or loss	2023	2022	2023	2022
Total operating income for reportable segment	$15,203,000	$7,174,000	$26,709,000	$16,785,000
Other operating loss	(1,300,000)	(5,215,000)	(2,379,000)	(7,495,000)
Elimination of intersegment operating income	34,000	(107,000)	48,000	(103,000)
Interest expense, net	(15,383,000)	(9,283,000)	(27,103,000)	(16,204,000)
Change in fair value of compound net derivative liability	(390,000)	-	(530,000)	-
Loss on extinguishment of debt	(168,000)	-	(168,000)	-
Total consolidated loss before income tax benefit	$(2,004,000)	$(7,431,000)	$(3,423,000)	$(7,017,000)

Assets	September 30, 2023	March 31, 2023
Total assets for reportable segment	$1,074,783,000	$1,032,739,000
Other assets	51,668,000	49,778,000
Elimination of intersegment assets	(59,679,000)	(53,952,000)
Total consolidated assets	$1,066,772,000	$1,028,565,000

18. Share Repurchases

In August 2018, the Company’s board of directors approved an increase in its share repurchase program from $20,000,000 to $37,000,000 of its common stock. During the three and six months ended September 30, 2023, the Company did not repurchase any shares of its common stock. As of September 30, 2023, $18,745,000 has been utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in the Company’s Credit Facility. The Company retired the 837,007 shares repurchased under this program through September 30, 2023. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

19. Related Party Transactions

Lease

In December 2022, the Company entered into an operating lease for its 35,000 square foot manufacturing, warehouse, and office facility in Ontario, Canada, with a company co-owned by a member of management. The lease, which commenced January 1, 2023, has an initial term of one year with a base rent of approximately $27,000 per month and includes options to renew for up to four years. The rent expense recorded by the Company for the related party lease was $81,000 and $162,000 for the three and six months ended September 30, 2023.

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

Our three operating segments are as follows:

•
Hard Parts, including (i) light duty rotating electric products such as alternators and starters, (ii) wheel hub products, (iii) brake-related products, including brake calipers, brake boosters, brake rotors, brake pads and brake master cylinders, and (iv) turbochargers,

•
Test Solutions and Diagnostic Equipment, including (i) applications for combustion engine vehicles, including bench top testers for alternators and starters, (ii) equipment for the pre- and post-production of electric vehicles, and (iii) software emulation of power system applications for the electrification of all forms of transportation (including automobiles, trucks, the emerging electrification of systems within the aerospace industry, and electric vehicle charging stations), and

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

Results of Operations for the Three Months Ended September 30, 2023 and 2022

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key consolidated operating data:

	Three Months Ended September 30,
	2023	2022
Cash flow provided by (used in) operations	$15,300,000	$(15,972,000)
Finished goods turnover (annualized) (1)	4.1	3.3

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended September 30,
	2023	2022
Net sales	$196,639,000	$172,543,000
Cost of goods sold	155,491,000	146,027,000
Gross profit	41,148,000	26,516,000
Gross profit percentage	20.9%	15.4%

Net Sales. Our consolidated net sales for the three months ended September 30, 2023 were $196,639,000, which represents an increase of $24,096,000, or 14.0%, from the three months ended September 30, 2022 of $172,543,000. Our sales reflect strong demand for rotating electrical and brake-related products for the three months ended September 30, 2023 as compared with the three months ended September 30, 2022.

Gross Profit. Our consolidated gross profit was $41,148,000, or 20.9% of consolidated net sales, for the three months ended September 30, 2023 compared with $26,516,000, or 15.4% of consolidated net sales, for the three months ended September 30, 2022. The increase in our gross margin for the three months ended September 30, 2023 reflects the partial benefit of price increases that went into effect during the current quarter and changes in product mix.

In addition, our gross margin for the three months ended September 30, 2023 compared with the three months ended September 30, 2022 was impacted by (i) additional expenses of $3,199,000 and $2,113,000, respectively, primarily due to certain costs for disruptions in the supply chain, (ii) amortization of core and finished goods premiums paid to customers related to new business of $2,707,000 and $3,064,000, respectively, and (iii) the non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, which resulted in a write-down of $1,995,000 and $1,269,000, respectively.

Operating Expenses

The following summarizes our consolidated operating expenses:

	Three Months Ended September 30,
	2023	2022
General and administrative	$14,325,000	$14,846,000
Sales and marketing	5,688,000	6,066,000
Research and development	2,438,000	2,670,000
Foreign exchange impact of lease liabilities and forward contracts	4,760,000	1,082,000
Percent of net sales
General and administrative	7.3%	8.6%
Sales and marketing	2.9%	3.5%
Research and development	1.2%	1.5%
Foreign exchange impact of lease liabilities and forward contracts	2.4%	0.6%

General and Administrative. Our general and administrative expenses for the three months ended September 30, 2023 were $14,325,000, which represents a decrease of $521,000, or 3.5%, from the three months ended September 30, 2022 of $14,846,000. This decrease was primarily due to our cost-cutting measures and fluctuations in foreign currency exchange rates during the three months ended September 30, 2023 as compared with the three months ended September 30, 2022.

Sales and Marketing. Our sales and marketing expenses for the three months ended September 30, 2023 were $5,688,000, which represents a decrease of $378,000, or 6.2%, from the three months ended September 30, 2022 of $6,066,000. This decrease was primarily due to reduced trade shows, marketing and advertising expenses.

Research and Development. Our research and development expenses for the three months ended September 30, 2023 were $2,438,000, which represents a decrease of $232,000, or 8.7%, from the three months ended September 30, 2022 of $2,670,000. This decrease was primarily due to our cost-cutting measures, which included reduced employee-related expenses.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts were non-cash losses of $4,760,000 and $1,082,000 for the three months ended September 30, 2023 and 2022, respectively. This change during the three months ended September 30, 2023 as compared with the three months ended September 30, 2022 was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities, which resulted in non-cash losses of $1,948,000 and $1,041,000, respectively, due to foreign currency exchange rate fluctuations and (ii) the forward foreign currency exchange contracts, which resulted in non-cash losses of $2,812,000 and $41,000, respectively, due to the changes in their fair values.

Operating Income

Consolidated Operating Income. Our consolidated operating income for the three months ended September 30, 2023 was $13,937,000, which represents an increase of $12,085,000, or 652.5%, from the three months ended September 30, 2022 of $1,852,000, increased primarily due to higher sales and gross profit as discussed above.

Interest Expense

Interest Expense, net. Our interest expense for the three months ended September 30, 2023 was $15,383,000, which represents an increase of $6,100,000, or 65.7%, from interest expense for the three months ended September 30, 2022 of $9,283,000. This increase was primarily due to higher interest rates on our borrowing and accounts receivable discount programs, which have variable interest rates. Interest expense for the three months ended September 30, 2023 was further impacted by non-cash interest expense incurred on the Convertible Notes issued on March 31, 2023.

Change in Fair Value of Compound Net Derivative Liability

Change in Fair Value of Compound Net Derivative Liability. Our change in fair value of compound net derivative liability for the three months ended September 30, 2023 was a non-cash loss of $390,000 associated with the convertible notes.

Loss on Extinguishment of Debt

Loss on Extinguishment of Debt. Our loss on extinguishment of debt was $168,000 in connection with the repayment of the remaining outstanding balance of our term loans during the three months ended September 30, 2023.

Provision for Income Taxes

Income Tax. We recorded an income tax benefit of $46,000, or an effective tax rate of 2.3%, and $914,000, or an effective tax rate of 12.3%, for the three months ended September 30, 2023 and 2022, respectively. Effective tax rates are based on current annual projections and any changes in future periods could result in an effective tax rate that is materially different from the current estimate. The effective tax rate for the three months ended September 30, 2023, was primarily impacted by (i) non-deductible executive compensation under Internal Revenue Code Section 162(m), (ii) the portion of book expense related to convertible notes and derivatives that is not expected to be deductible for tax, (iii) foreign income taxed at rates that are different from the federal statutory rate, and (iv) specific jurisdictions that we do not expect to recognize the benefit of losses.

Results of Operations for the Six Months Ended September 30, 2023 and 2022

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key consolidated operating data:

	Six Months Ended September 30,
	2023	2022
Cash flow used in operations	$(5,170,000)	$(16,954,000)
Finished goods turnover (annualized) (1)	3.8	3.3

(1)
Annualized finished goods turnover for the fiscal period is calculated by multiplying cost of goods sold for the period by 2 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal period. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Six Months Ended September 30,
	2023	2022
Net sales	$356,344,000	$336,528,000
Cost of goods sold	288,629,000	279,710,000
Gross profit	67,715,000	56,818,000
Gross profit percentage	19.0%	16.9%

Net Sales. Our consolidated net sales for the six months ended September 30, 2023 were $356,344,000, which represents an increase of $19,816,000, or 5.9%, from the six months ended September 30, 2022 of $336,528,000. Our sales reflect strong demand for brake-related and rotating electrical products for the six months ended September 30, 2023 as compared with the six months ended September 30, 2022.

Gross Profit. Our consolidated gross profit was $67,715,000, or 19.0% of consolidated net sales, for the six months ended September 30, 2023 compared with $56,818,000, or 16.9% of consolidated net sales, for the six months ended September 30, 2022. The increase in our gross margin for the six months ended September 30, 2023 reflects the partial benefit of price increases that went into effect during the current six-month period and changes in product mix.

In addition, our gross margin for the six months ended September 30, 2023 compared with the six months ended September 30, 2022 was impacted by (i) additional expenses of $5,183,000 and $2,912,000, respectively, primarily due to certain costs for disruptions in the supply chain, (ii) amortization of core and finished goods premiums paid to customers related to new business of $5,364,000 and $6,108,000, respectively, and (iii) the non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, which resulted in a write-down of $2,773,000 and $1,841,000, respectively.

Operating Expenses

The following summarizes consolidated operating expenses:

	Six Months Ended September 30,
	2023	2022

General and administrative	$26,927,000	$28,480,000
Sales and marketing	11,107,000	11,608,000
Research and development	4,813,000	5,783,000
Foreign exchange impact of lease liabilities and forward contracts	490,000	1,760,000
Percent of net sales
General and administrative	7.6%	8.5%
Sales and marketing	3.1%	3.4%
Research and development	1.4%	1.7%
Foreign exchange impact of lease liabilities and forward contracts	0.1%	0.5%

General and Administrative. Our general and administrative expenses for the six months ended September 30, 2023 were $26,927,000, which represents a decrease of $1,553,000, or 5.5%, from the six months ended September 30, 2022 of $28,480,000. This decrease was primarily due to the fluctuations in foreign currency exchange rates and our cost-cutting measures during the six months ended September 30, 2023 as compared with the six months ended September 30, 2022.

Sales and Marketing. Our sales and marketing expenses for the six months ended September 30, 2023 were $11,107,000, which represents a decrease of $501,000, or 4.3%, from the six months ended September 30, 2022 of $11,608,000. This decrease was primarily due to our cost-cutting measures, which included (i) $355,000 of decreased employee-related expenses, (ii) $228,000 of decreased marketing and advertising expenses, and (iii) $121,000 of decreased trade shows. These decreases were partially offset by $304,000 of increased commissions due to higher sales.

Research and Development. Our research and development expenses for the six months ended September 30, 2023 were $4,813,000, which represents a decrease of $970,000, or 16.8%, from the six months ended September 30, 2022 of $5,783,000. This decrease was primarily due to our cost-cutting measures which included head count reduction and a reduction in other research and development expenses.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts for the six months ended September 30, 2023 and 2022 were non-cash losses of $490,000 and $1,760,000, respectively. This change during the six months ended September 30, 2023 as compared with the six months ended September 30, 2022 was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities, which resulted in a non-cash gain of $1,822,000 compared with a non-cash loss of $1,021,000, respectively, due to foreign currency exchange rate fluctuations and (ii) the forward foreign currency exchange contracts, which resulted in non-cash losses of $2,312,000 and $739,000, respectively, due to the changes in their fair values.

Operating Income

Consolidated Operating Income. Our consolidated operating income for the six months ended September 30, 2023 was $24,378,000, which represents an increase of $15,191,000, or 165.4%, from the six months ended September 30, 2022 of $9,187,000, increased primarily due to higher sales, higher gross profit, and lower operating expenses as discussed above.

Interest Expense

Interest Expense, net. Our interest expense for the six months ended September 30, 2023 was $27,103,000, which represents an increase of $10,899,000, or 67.3%, from interest expense for the six months ended September 30, 2022 of $16,204,000. This increase was primarily due to higher interest rates on our borrowing and accounts receivable discount programs, which have variable interest rates. Interest expense for the six months ended September 30, 2023 was further impacted by non-cash interest expense incurred on the Convertible Notes issued on March 31, 2023.

Change in Fair Value of Compound Net Derivative Liability

Change in Fair Value of Compound Net Derivative Liability. Our change in fair value of compound net derivative liability for the six months ended September 30, 2023 was a non-cash loss of $530,000 associated with the convertible notes.

Loss on Extinguishment of Debt

Loss on Extinguishment of Debt. Our loss on extinguishment of debt was $168,000 in connection with the repayment of the remaining outstanding balance of our term loans during the six months ended September 30, 2023.

Provision for Income Taxes

Income Tax. We recorded an income tax benefit of $55,000, or an effective tax rate of 1.6%, and $325,000, or an effective tax rate of 4.6%, for the six months ended September 30, 2023 and 2022, respectively. Effective tax rates are based on current annual projections and any changes in future periods could result in an effective tax rate that is materially different from the current estimate. The effective tax rate for the six months ended September 30, 2023, was primarily impacted by (i) non-deductible executive compensation under Internal Revenue Code Section 162(m), (ii) the portion of book expense related to convertible notes and derivatives that is not expected to be deductible for tax, (iii) foreign income taxed at rates that are different from the federal statutory rate, and (iv) specific jurisdictions that we do not expect to recognize the benefit of losses.

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $163,243,000 and $154,886,000, a ratio of current assets to current liabilities of 1.4:1.0, at September 30, 2023 and March 31, 2023, respectively.  Our working capital increased as we managed the use of our accounts receivable discount programs and timing of vendor payments in connection with our inventory purchases.

We have $32,000,000 of aggregate principal amount of convertible notes outstanding that bear interest at a rate of 10% per year. The convertible notes may either be redeemed for cash, converted into shares of our common stock, or a combination thereof, at our election. The convertible notes will mature on March 30, 2029, unless earlier converted, repurchased or redeemed.

Our primary source of liquidity was from the use of our accounts receivable discount programs and credit facility during the six months ended September 30, 2023. We believe our cash and cash equivalents, use of accounts receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, and lease and capital expenditure obligations over the next 12 months.

Share Repurchase Program

In August 2018, our board of directors approved an increase in our share repurchase program from $20,000,000 to $37,000,000 of our common stock. As of September 30, 2023, $18,745,000 had been utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our credit facility. We retired the 837,007 shares repurchased under this program through September 30, 2023. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Cash Flows

The following summarizes cash flows as reflected in the condensed consolidated statements of cash flows:

	Six Months Ended September 30,
	2023	2022
Cash flows (used in) provided by:
Operating activities	$(5,170,000)	$(16,954,000)
Investing activities	(108,000)	(2,817,000)
Financing activities	4,008,000	4,689,000
Effect of exchange rates on cash and cash equivalents	(33,000)	(323,000)
Net decrease in cash and cash equivalents	$(1,303,000)	$(15,405,000)
Additional selected cash flow data:
Depreciation and amortization	$5,966,000	$6,214,000
Capital expenditures	169,000	2,644,000

Net cash used in operating activities was $5,170,000 and $16,954,000 during the six months ended September 30, 2023 and 2022, respectively. The change in our operating activities reflects (i) the increase in our accounts receivable balances as we managed the use of accounts receivable discount programs, (ii) a less significant increase in inventory during the current year as compared with the prior year, and (iii) increased operating results (net income plus the net add-back for non-cash transactions in earnings).

Net cash used in investing activities was $108,000 and $2,817,000 during the six months ended September 30, 2023 and 2022, respectively. The change in our investing activities primarily resulted from decreased capital expenditures.

Net cash provided by financing activities was $4,008,000 and $4,689,000 during the six months ended September 30, 2023 and 2022, respectively. The change in our financing activities primarily resulted from payments of debt issuance costs in connection with the convertible notes and the amendment to our credit facility, which allowed us to repay the remaining outstanding balance of our term loans, partially offset by an increase in net borrowing under our credit facility as we managed the use of our accounts receivable discount programs to reduce overall interest expense during the six months ended September 30, 2023.

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

On August 3, 2023, we entered into a seventh amendment to the Credit Facility, which among other things, (i) permitted us to repay our outstanding balance of Term Loans, (ii) permitted the exclusion of quarterly principal payments of Term Loans from the fixed charge coverage ratio (including retrospectively for the prior periods) for all quarters beginning June 30, 2023, (iii) reset the fixed charge coverage ratio financial covenant level for the quarters ending September 30, 2023 and December 31, 2023, (iv) eliminated the senior leverage ratio financial covenant effective with the quarter ended June 30, 2023, (v) extended the minimum undrawn availability financial covenant through the delivery of the June 30, 2024 compliance certificate, and (vi) excluded the amount of all amendment fees and expenses incurred in connection with this amendment as well as prior unamortized fees associated with the Term Loans from bank EBITDA and the fixed charge coverage ratio financial covenant.

On August 3, 2023, we repaid the remaining outstanding balance of our Term Loans and recorded a loss on extinguishment of debt for the remaining unamortized debt issuance costs of $168,000 in the condensed consolidated statement of operations.

The Credit Facility, as amended, requires us to maintain a minimum fixed charge coverage ratio and a specified minimum undrawn availability. We were in compliance these covenants as of September 30, 2023.

We had $165,000,000 and $145,200,000 outstanding under the Revolving Facility at September 30, 2023 and March 31, 2023, respectively. In addition, $6,370,000 was outstanding for letters of credit at September 30, 2023. At September 30, 2023, after certain contractual adjustments, $67,250,000 was available under the Revolving Facility. The interest rate on the Company’s Revolving Facility was 8.68% and 8.13% respectively, at September 30, 2023 and March 31, 2023, respectively.

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

In connection with the Note Purchase Agreement, we entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at September 30, 2023 and March 31, 2023.

The Company Redemption option has been combined with the Conversion Option as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the condensed consolidated balance sheets at September 30, 2023 and March 31, 2023. The fair value of the Conversion Option and the Company Redemption option using Level 3 inputs and the Monte Carlo simulation model was a liability of $11,300,000 and $10,400,000, and an asset of $2,340,000 and $1,970,000 at September 30, 2023 and March 31, 2023, respectively. During the three and six months ended September 30, 2023, we recorded $390,000 and $530,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statement of operations and condensed consolidated statement of cash flows.

The Convertible Notes also contain additional features, such as, default interest and options related to a fundamental transaction, which were not separately accounted for as the value of such features were not material at September 30, 2023 and March 31, 2023.

Accounts Receivable Discount Programs

We use accounts receivable discount programs with certain customers and their respective banks. Under these programs, we have options to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allow us to accelerate receipt of payment on customers’ receivables. While these arrangements have reduced our working capital needs, there can be no assurance that these programs will continue in the future. Interest expense resulting from these programs would increase if interest rates rise, if utilization of these discounting arrangements expands, if customers extend their payment to us, or if the discount period is extended to reflect more favorable payment terms to customers.

The following is a summary of the accounts receivable discount programs:

	Six Months Ended September 30,
	2023	2022
Receivables discounted	$255,303,000	$283,359,000
Weighted average number of days collection was accelerated	338	327
Annualized weighted average discount rate	6.6%	4.4%
Amount of discount recognized as interest expense	$15,940,000	$11,293,000

Capital Expenditures and Commitments

Capital Expenditures

Our total capital expenditures, including finance leases and non-cash capital expenditures were $315,000 and $2,792,000 for the six months ended September 30, 2023 and 2022, respectively. These capital expenditures primarily include the purchase of equipment for our operations. We expect to incur approximately $4,000,000 of capital expenditures during fiscal 2024 to support our operations. We have used and expect to continue using our working capital and additional capital lease obligations to finance these capital expenditures.

Related Party Transactions

Lease

In December 2022, we entered into an operating lease for our 35,000 square foot manufacturing, warehouse, and office facility in Ontario, Canada, with a company co-owned by a member of management. The lease, which commenced January 1, 2023, has an initial term of one year with a base rent of approximately $27,000 per month and includes options to renew for up to four years. The rent expense recorded for the related party lease was $81,000 and $162,000 for the three and six months ended September 30, 2023.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Shares repurchased during the three months ended September 30, 2023 were as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

July 1 - July 31, 2023:
Open market and privately negotiated purchases	-	$-	-	$18,255,000
August 1 - August 31, 2023:
Open market and privately negotiated purchases	-	$-	-	18,255,000
September 1 - September 30, 2023:
Open market and privately negotiated purchases	-	$-	-	18,255,000
Total	0		0	$18,255,000

(1)
As of September 30, 2023, $18,745,000 had been utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our Credit Facility. We retired the 837,007 shares repurchased under this program through September 30, 2023. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

(a)	None.

(b)	None.

(c)
During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408 of Regulation S-K.

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
Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2023.

10.2	Second Amendment to the Note Purchase Agreement	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 9, 2023.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

Number	Description of Exhibit	Method of Filing

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document).

101.SCM	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC.

Dated: November 9, 2023	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: November 9, 2023	By:	/s/ Kamlesh Shah
Kamlesh Shah
Chief Accounting Officer