Form 10-Q
period 2023-12-31
MOTORCAR PARTS OF AMERICA INC
filed 2024-02-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

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

There were 19,662,380 shares of Common Stock outstanding at February 2, 2024.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2023	March 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$12,155,000	$11,596,000
Short-term investments	2,206,000	2,011,000
Accounts receivable — net	93,008,000	119,868,000
Inventory	393,777,000	356,254,000
Contract assets	25,236,000	25,443,000
Prepaid expenses and other current assets	17,978,000	22,306,000
Total current assets	544,360,000	537,478,000
Plant and equipment — net	39,644,000	46,052,000
Operating lease assets	85,187,000	87,619,000
Long-term deferred income taxes	2,447,000	32,625,000
Long-term contract assets	318,323,000	318,381,000
Goodwill and intangible assets — net	4,461,000	5,348,000
Other assets	1,511,000	1,062,000
TOTAL ASSETS	$995,933,000	$1,028,565,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$178,881,000	$141,766,000
Customer finished goods returns accrual	37,883,000	37,984,000
Contract liabilities	43,848,000	40,340,000
Revolving loan	115,000,000	145,200,000
Other current liabilities	5,369,000	4,871,000
Operating lease liabilities	8,564,000	8,767,000
Current portion of term loan	-	3,664,000
Total current liabilities	389,545,000	382,592,000
Term loan, less current portion	-	9,279,000
Convertible notes, related party	33,226,000	30,994,000
Long-term contract liabilities	206,590,000	193,606,000
Long-term deferred income taxes	74,000	718,000
Long-term operating lease liabilities	73,725,000	79,318,000
Other liabilities	11,021,000	11,583,000
Total liabilities	714,181,000	708,090,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $0.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $0.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $0.01 per share, 50,000,000 shares authorized; 19,662,380 and 19,494,615 shares issued and outstanding at December 31, 2023 and March 31, 2023, respectively	197,000	195,000
Additional paid-in capital	235,823,000	231,836,000
Retained earnings	38,165,000	88,747,000
Accumulated other comprehensive income (loss)	7,567,000	(303,000)
Total shareholders’ equity	281,752,000	320,475,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$995,933,000	$1,028,565,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Net sales	$171,862,000	$151,819,000	$528,206,000	$488,347,000
Cost of goods sold	141,819,000	130,826,000	430,448,000	410,536,000
Gross profit	30,043,000	20,993,000	97,758,000	77,811,000
Operating expenses:
General and administrative	15,198,000	13,599,000	42,125,000	42,079,000
Sales and marketing	5,931,000	5,634,000	17,038,000	17,242,000
Research and development	2,539,000	2,547,000	7,352,000	8,330,000
Foreign exchange impact of lease liabilities and forward contracts	(3,149,000)	(4,313,000)	(2,659,000)	(2,553,000)
Total operating expenses	20,519,000	17,467,000	63,856,000	65,098,000
Operating income	9,524,000	3,526,000	33,902,000	12,713,000
Other expenses:
Interest expense, net	18,297,000	11,471,000	45,400,000	27,675,000
Change in fair value of compound net derivative liability	1,160,000	-	1,690,000	-
Loss on extinguishment of debt	-	-	168,000	-
Total other expenses	19,457,000	11,471,000	47,258,000	27,675,000
Loss before income tax expense (benefit)	(9,933,000)	(7,945,000)	(13,356,000)	(14,962,000)
Income tax expense (benefit)	37,281,000	(8,971,000)	37,226,000	(9,296,000)
Net (loss) income	$(47,214,000)	$1,026,000	$(50,582,000)	$(5,666,000)
Basic net (loss) income per share	$(2.40)	$0.05	$(2.58)	$(0.29)
Diluted net (loss) income per share	$(2.40)	$0.05	$(2.58)	$(0.29)
Weighted average number of shares outstanding:
Basic	19,634,306	19,474,871	19,580,960	19,383,531
Diluted	19,634,306	19,634,153	19,580,960	19,383,531

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Net (loss) income	$(47,214,000)	$1,026,000	$(50,582,000)	$(5,666,000)
Other comprehensive income, net of tax:
Foreign currency translation gain	2,405,000	2,123,000	7,870,000	1,942,000
Total other comprehensive income, net of tax	2,405,000	2,123,000	7,870,000	1,942,000
Comprehensive (loss) income	$(44,809,000)	$3,149,000	$(42,712,000)	$(3,724,000)

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31, 2023	19,494,615	$195,000	$231,836,000	$88,747,000	$(303,000)	$320,475,000
Compensation recognized under employee stock plans	-	-	1,310,000	-	-	1,310,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	104,530	1,000	(280,000)	-	-	(279,000)
Foreign currency translation	-	-	-	-	3,343,000	3,343,000
Net loss	-	-	-	(1,410,000)	-	(1,410,000)
Balance at June 30, 2023	19,599,145	$196,000	$232,866,000	$87,337,000	$3,040,000	$323,439,000
Compensation recognized under employee stock plans	-	-	1,533,000	-	-	1,533,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	50	-	-	-	-	-
Foreign currency translation	-	-	-	-	2,122,000	2,122,000
Net loss	-	-	-	(1,958,000)	-	(1,958,000)
Balance at September 30, 2023	19,599,195	$196,000	$234,399,000	$85,379,000	$5,162,000	$325,136,000
Compensation recognized under employee stock plans	-	-	1,425,000	-	-	1,425,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	63,185	1,000	(1,000)	-	-	-
Foreign currency translation	-	-	-	-	2,405,000	2,405,000
Net loss	-	-	-	(47,214,000)	-	(47,214,000)
Balance at December 31, 2023	19,662,380	$197,000	$235,823,000	$38,165,000	$7,567,000	$281,752,000

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31,2022	19,104,751	$191,000	$227,184,000	$92,954,000	$(5,066,000)	$315,263,000
Compensation recognized under employee stock plans	-	-	1,249,000	-	-	1,249,000
Exercise of stock options, net of shares withheld for employee taxes	25,543	-	191,000	-	-	191,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	84,684	1,000	(895,000)	-	-	(894,000)
Foreign currency translation	-	-	-	-	(868,000)	(868,000)
Net loss	-	-	-	(175,000)	-	(175,000)
Balance at June 30, 2022	19,214,978	$192,000	$227,729,000	$92,779,000	$(5,934,000)	$314,766,000
Compensation recognized under employee stock plans	-	-	1,251,000	-	-	1,251,000
Exercise of stock options, net of shares withheld for employee taxes	193,378	2,000	584,000	-	-	586,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	14,792	-	(75,000)	-	-	(75,000)
Foreign currency translation	-	-	-	-	687,000	687,000
Net loss	-	-	-	(6,517,000)	-	(6,517,000)
Balance at September 30, 2022	19,423,148	$194,000	$229,489,000	$86,262,000	$(5,247,000)	$310,698,000
Compensation recognized under employee stock plans	-	-	1,021,000	-	-	1,021,000
Exercise of stock options, net of shares withheld for employee taxes	14,058	-	121,000	-	-	121,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	53,653	1,000	(1,000)	-	-	-
Foreign currency translation	-	-	-	-	2,123,000	2,123,000
Net income	-	-	-	1,026,000	-	1,026,000
Balance at December 31, 2022	19,490,859	$195,000	$230,630,000	$87,288,000	$(3,124,000)	$314,989,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(50,582,000)	$(5,666,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,844,000	9,322,000
Amortization of interest and loss on extinguishment of debt	2,528,000	1,131,000
Accrued interest on convertible notes, related party	2,400,000	-
Amortization of core premiums paid to customers	7,627,000	8,670,000
Amortization of finished goods premiums paid to customers	575,000	513,000
Noncash lease expense	7,614,000	5,955,000
Foreign exchange impact of lease liabilities and forward contracts	(2,659,000)	(2,553,000)
Change in fair value of compound net derivative liability	1,690,000	-
(Gain) loss on short-term investments	(237,000)	281,000
Net provision for inventory reserves	9,637,000	14,248,000
Net provision for customer payment discrepancies and credit losses	1,112,000	1,250,000
Deferred income taxes	29,721,000	212,000
Share-based compensation expense	4,268,000	3,521,000
Loss on disposal of plant and equipment	9,000	17,000
Changes in operating assets and liabilities:
Accounts receivable	26,272,000	7,560,000
Inventory	(46,558,000)	(20,888,000)
Prepaid expenses and other current assets	5,316,000	(12,696,000)
Other assets	(392,000)	314,000
Accounts payable and accrued liabilities	38,734,000	(19,518,000)
Customer finished goods returns accrual	(190,000)	(5,054,000)
Contract assets	(7,639,000)	(14,486,000)
Contract liabilities	15,561,000	14,700,000
Operating lease liabilities	(6,368,000)	(5,135,000)
Other liabilities	1,162,000	(3,126,000)
Net cash provided by (used in) operating activities	48,445,000	(21,428,000)
Cash flows from investing activities:
Purchase of plant and equipment	(462,000)	(3,607,000)
Purchase of short-term investments	42,000	(248,000)
Net cash used in investing activities	(420,000)	(3,855,000)
Cash flows from financing activities:
Borrowings under revolving loan	64,005,000	58,000,000
Repayments of revolving loan	(94,205,000)	(38,000,000)
Repayments of term loan	(13,125,000)	(2,813,000)
Payments for debt issuance costs	(2,617,000)	(376,000)
Payments on finance lease obligations	(1,425,000)	(1,842,000)
Exercise of stock options, net of cash used to pay employee taxes	-	898,000
Cash used to net share settle equity awards	(279,000)	(969,000)
Net cash (used in) provided by financing activities	(47,646,000)	14,898,000
Effect of exchange rate changes on cash and cash equivalents	180,000	(52,000)
Net increase (decrease) in cash and cash equivalents	559,000	(10,437,000)
Cash and cash equivalents — Beginning of period	11,596,000	23,016,000
Cash and cash equivalents — End of period	$12,155,000	$12,579,000
Supplemental disclosures of cash flow information:
Cash paid for interest, net	$40,826,000	$26,425,000
Cash paid for income taxes, net of refunds	8,143,000	13,135,000
Cash paid for operating leases	10,025,000	8,760,000
Cash paid for finance leases	1,595,000	2,042,000
Plant and equipment acquired under finance leases	33,000	609,000
Assets acquired under operating leases	879,000	7,530,000
Non-cash capital expenditures	71,000	77,000
Debt issuance costs included in accounts payable and accrued liabilities	1,340,000	-

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2023
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

2. Basis of Presentation and New Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2023, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2023.

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

Recently Adopted Accounting Pronouncements

Supplier Finance Programs

In September 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations. This standard requires qualitative and quantitative disclosures to enable users of the financial statements to understand the nature, activity during the period, changes from period to period and potential magnitude of supplier finance programs. The guidance is effective for fiscal years beginning after December 15, 2022.

During the three months ended December 31, 2023, the Company launched a supplier finance program as part of its ongoing efforts to improve cash flow and liquidity. This program allows certain of the Company’s suppliers to sell their receivables due from the Company to a participating financial institution at the sole discretion of both the supplier and the financial institution. The program is administered by a third party. The Company has no economic interest in the sale of these receivables and no direct relationship with the financial institution. Payments to the third-party administrator are based on services rendered and are not related to the volume or number of financing agreements between suppliers, financial institution, and the third-party administrator. The Company is not a party to agreements negotiated between participating suppliers and the financial institution. The Company’s obligations to its suppliers, including amounts due and payment terms, are not affected by a supplier’s decision to participate in this program. The Company does not provide guarantees and there are no assets pledged to the financial institution or the third-party administrator for the committed payment in connection with this program. Any amounts confirmed as outstanding supplier invoices are included within accounts payable on the condensed consolidated balance sheets. As of December 31, 2023, the Company had no outstanding supplier obligations confirmed under this program.

Accounting Pronouncements Not Yet Adopted

Disclosure Improvements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This standard was issued in response to the SEC’s disclosure update and simplification initiative, which affects a variety of topics within the Accounting Standards Codification. The amendments apply to all reporting entities within the scope of the affected topics unless otherwise indicated. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.

Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This standard requires the Company to disclose significant segment expenses that are regularly provided to the CODM and are included within each reported measure of segment operating results. The standard also requires the Company to disclose the total amount of any other items included in segment operating results, which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. In addition, the standard also requires disclosure of the CODM’s title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources. The standard also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). This standard requires the Company to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes. The standard also requires the Company to annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction.  This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be applied prospective basis, although optional retrospective application is permitted. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.
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

Accounts receivable — net is comprised of the following:

	December 31, 2023	March 31, 2023
Accounts receivable — trade	$109,804,000	$136,076,000
Allowance for credit losses	(189,000)	(339,000)
Customer payment discrepancies	(1,360,000)	(1,634,000)
Customer returns RGA issued	(15,247,000)	(14,235,000)
Total accounts receivable — net	$93,008,000	$119,868,000

4. Inventory

Inventory is comprised of the following:

	December 31, 2023	March 31, 2023
Inventory
Raw materials	$167,612,000	$147,880,000
Work-in-process	9,872,000	7,033,000
Finished goods	213,239,000	201,198,000
	390,723,000	356,111,000
Less allowance for excess and obsolete inventory	(16,429,000)	(16,436,000)
Inventory — net	374,294,000	339,675,000
Inventory unreturned	19,483,000	16,579,000
Total inventory	$393,777,000	$356,254,000

5. Contract Assets

During the three months ended December 31, 2023 and 2022, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $1,607,000 and $863,000, respectively. During the nine months ended December 31, 2023 and 2022, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $4,380,000 and $2,704,000, respectively.

Contract assets are comprised of the following:

	December 31, 2023	March 31, 2023
Short-term contract assets
Cores expected to be returned by customers	$13,338,000	$13,463,000
Core premiums paid to customers	9,684,000	9,812,000
Upfront payments to customers	1,471,000	1,593,000
Finished goods premiums paid to customers	743,000	575,000
Total short-term contract assets	$25,236,000	$25,443,000
Long-term contract assets
Remanufactured cores held at customers’ locations	$275,768,000	$271,628,000
Core premiums paid to customers	32,384,000	38,310,000
Long-term core inventory deposits	5,569,000	5,569,000
Finished goods premiums paid to customers	2,481,000	2,530,000
Upfront payments to customers	2,121,000	344,000
Total long-term contract assets	$318,323,000	$318,381,000

6. Significant Customer and Other Information

Significant Customer Concentrations

The largest customers accounted for the following percentage of consolidated net sales:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net sales
Customer A	34%	36%	35%	38%
Customer C	26%	21%	27%	22%
Customer B	23%	27%	21%	24%
Customer D	4%	4%	5%	4%

Revenues for Customers A through C were derived from the Hard Parts segment and Test Solutions and Diagnostic Equipment segment. Revenues for Customer D were derived from the Hard Parts segment. See Note 17 for a discussion of the Company’s segments.

The largest customers accounted for the following percentage of accounts receivable – trade:

	December 31, 2023	March 31, 2023
Accounts receivable - trade
Customer A	40%	33%
Customer B	20%	18%
Customer C	12%	21%
Customer D	8%	12%

Geographic and Product Information

The Company’s products are sold predominantly in North America and accounted for the following percentages of consolidated net sales:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Product line
Rotating electrical products	65%	66%	66%	67%
Brake-related products	21%	20%	21%	19%
Wheel hub products	11%	10%	10%	11%
Other products	3%	4%	3%	3%
	100%	100%	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three and nine months ended December 31, 2023 and 2022.

7. Debt

The Company is party to a $268,620,000 senior secured financing, (as amended from time to time, the “Credit Facility”), consisting of a $238,620,000 revolving loan facility (the “Revolving Facility”), subject to certain restrictions, and a $30,000,000 term loan facility (the “Term Loans”). Prior to the eighth amendment discussed below, the loans under the Credit Facility were scheduled to mature on May 28, 2026. The lenders have a security interest in substantially all of the assets of the Company.

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

On December 12, 2023, the Company entered into an eighth amendment to the Credit Facility, which among other things, (i) extended the maturity date to December 12, 2028 from May 28, 2026, (ii) amended the definition of “Applicable Margin” to provide for a pricing grid, with the Applicable Margin for Term SOFR loans ranging from 2.75% to 3.25% and the Applicable Margin for base rate loans ranging from 1.75% to 2.25%, in each case based on average daily undrawn availability for the most recently completed calendar quarter, (iii) amended the existing fixed charge coverage ratio financial covenant that is only tested if undrawn availability (which may include up to $8,000,000 of suppressed availability) is less than 22.5% of the aggregate revolving commitments, and (iv) amended the definitions of Consolidated EBITDA and fixed charge coverage ratio and certain component definitions used therein.

The Company had $115,000,000 and $145,200,000 outstanding under the Revolving Facility at December 31, 2023 and March 31, 2023, respectively. In addition, $6,370,000 was outstanding for letters of credit at December 31, 2023. At December 31, 2023, after certain contractual adjustments, $114,168,000 was available under the Revolving Facility. The interest rate on the Company’s Revolving Facility was 8.71% and 8.13% respectively, at December 31, 2023 and March 31, 2023, respectively.

The Credit Facility, as amended, requires the Company to maintain a minimum fixed charge coverage ratio if undrawn availability is less than 22.5% of aggregate revolving commitments and a specified minimum undrawn availability. At December 31, 2023, undrawn availability was greater than the 22.5% threshold, therefore, the fixed charge coverage ratio financial covenant was not required to be tested. The Company was in compliance with these covenants as of December 31, 2023.

Convertible Notes

On March 31, 2023, the Company entered into a note purchase agreement, as amended, (the “Note Purchase Agreement”) with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P. (collectively, the “Purchasers”) and Bison Capital Partners VI, L.P., as the purchaser representative (the “Purchaser Representative”) for the issuance and sale of $32,000,000 in aggregate principal amount of convertible notes due in 2029 (the “Convertible Notes”), which was used for general corporate purposes. The Convertible Notes bear interest at a rate of 10.0% per annum, compounded annually, and payable (i) in kind or (ii) in cash, annually in arrears on April 1 of each year, commencing on April 1, 2024. The Convertible Notes have an initial conversion price of approximately $15.00 per share of common stock (“Conversion Option”). Unless and until the Company delivers a redemption notice, the Purchasers of the Convertible Notes may convert their Convertible Notes at any time at their option. Upon conversion, the Convertible Notes will be settled in shares of the Company’s common stock. Except in the case of the occurrence of a fundamental transaction, as defined in the form of convertible promissory note, the Company may not redeem the Convertible Notes prior to March 31, 2026. After March 31, 2026, the Company may redeem all or part of the Convertible Notes for a cash purchase (the “Company Redemption”) price.

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

The Company’s Convertible Notes are comprised of the following:

	December 31, 2023	March 31, 2023

Principal amount of Convertible Notes	$32,000,000	$32,000,000
Less: unamortized debt discount attributed to Compound Net Derivative Liability	(7,804,000)	(8,430,000)
Less: unamortized debt discount attributed to debt issuance costs	(1,090,000)	(1,006,000)
Carrying amount of the Convertible Notes	23,106,000	22,564,000
Plus: Compound Net Derivative Liability	10,120,000	8,430,000
Net carrying amount of Convertible Notes, related party	$33,226,000	$30,994,000

In connection with the Note Purchase Agreement, the Company entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at December 31, 2023 and March 31, 2023.

The Company Redemption option has been combined with the Conversion Option as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the condensed consolidated balance sheets at December 31, 2023 and March 31, 2023. The fair value of the Conversion Option and the Company Redemption option using Level 3 inputs and the Monte Carlo simulation model was a liability of $13,500,000 and $10,400,000, and an asset of $3,380,000 and $1,970,000 at December 31, 2023 and March 31, 2023, respectively. During the three and nine months ended December 31, 2023, the Company recorded $1,160,000 and $1,690,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statement of operations and condensed consolidated statement of cash flows.

The Convertible Notes also contain additional features, such as, default interest and options related to a fundamental transaction, which were not separately accounted for as the value of such features were not material at December 31, 2023 and March 31, 2023.

Interest expense related to the Convertible Notes is as follows:

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2023	2023
Contractual interest expense	$800,000	$2,400,000
Accretion of debt discount	217,000	626,000
Amortization of debt issuance costs	30,000	87,000
Total interest expense	$1,047,000	$3,113,000

There are no future payments required under the Convertible Notes prior to their maturity, therefore, the principal amount of the Convertible Notes plus interest payable in kind, assuming no early redemption or conversion has occurred, of $56,704,000 would be paid on March 30, 2029.

8. Contract Liabilities

Contract liabilities are comprised of the following:

	December 31, 2023	March 31, 2023
Short-term contract liabilities
Customer allowances earned	$21,771,000	$19,997,000
Customer core returns accruals	12,807,000	11,112,000
Accrued core payment	3,470,000	3,056,000
Customer deposits	3,329,000	3,232,000
Core bank liability	1,726,000	1,686,000
Finished goods liabilities	745,000	1,257,000
Total short-term contract liabilities	$43,848,000	$40,340,000
Long-term contract liabilities
Customer core returns accruals	$186,341,000	$170,420,000
Core bank liability	12,283,000	13,582,000
Accrued core payment	7,749,000	9,171,000
Finished goods liabilities	217,000	433,000
Total long-term contract liabilities	$206,590,000	$193,606,000

9. Leases

The Company leases various facilities in North America and Asia under operating leases expiring through August 2033. The Company has material nonfunctional currency leases that could have a material impact on the Company’s condensed consolidated statements of operations. As required for other monetary liabilities, lessees remeasure foreign currency-denominated lease liabilities using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates and are not affected by subsequent changes in the exchange rates. In connection with the remeasurement of these leases, the Company recorded gains of $2,608,000 and $3,129,000 during the three months ended December 31, 2023 and 2022, respectively. During the nine months ended December 31, 2023 and 2022, the Company recorded gains of $4,430,000 and $2,108,000, respectively, in connection with the remeasurement of these leases. These amounts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

Balance sheet information for leases is as follows:

Leases	Classification	December 31, 2023	March 31, 2023
Assets:
Operating	Operating lease assets	$85,187,000	$87,619,000
Finance	Plant and equipment	4,251,000	5,549,000
Total leased assets		$89,438,000	$93,168,000

Liabilities:
Current
Operating	Operating lease liabilities	$8,564,000	$8,767,000
Finance	Other current liabilities	1,564,000	1,851,000
Long-term
Operating	Long-term operating lease liabilities	73,725,000	79,318,000
Finance	Other liabilities	1,640,000	2,742,000
Total lease liabilities		$85,493,000	$92,678,000

Lease cost recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$3,740,000	$3,232,000	$11,243,000	$9,527,000
Short-term lease cost	274,000	340,000	917,000	1,353,000
Variable lease cost	138,000	164,000	470,000	528,000
Finance lease cost:
Amortization of finance lease assets	361,000	503,000	1,155,000	1,531,000
Interest on finance lease liabilities	51,000	68,000	170,000	200,000
Total lease cost	$4,564,000	$4,307,000	$13,955,000	$13,139,000

Maturities of lease commitments at December 31, 2023 by fiscal year were as follows:

Maturity of lease liabilities	Operating Leases	Finance Leases	Total
2024 - remaining three months	$3,506,000	$483,000	$3,989,000
2025	12,514,000	1,577,000	14,091,000
2026	12,200,000	844,000	13,044,000
2027	10,974,000	353,000	11,327,000
2028	10,873,000	194,000	11,067,000
Thereafter	54,486,000	2,000	54,488,000
Total lease payments	104,553,000	3,453,000	108,006,000
Less amount representing interest	(22,264,000)	(249,000)	(22,513,000)
Present value of lease liabilities	$82,289,000	$3,204,000	$85,493,000

Other information about leases is as follows:

	December 31, 2023	March 31, 2023
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	2.4	2.9
Operating leases	8.5	9.0
Weighted-average discount rate:
Finance leases	6.0%	5.9%
Operating leases	5.8%	5.8%

10. Accounts Receivable Discount Programs

The Company uses accounts receivable discount programs offered by certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allow the Company to accelerate receipt of payment on customers’ receivables.

The following is a summary of accounts receivable discount programs:

	Nine Months Ended
	December 31,
	2023	2022
Receivables discounted	$465,073,000	$428,868,000
Weighted average number of days collection was accelerated	334	323
Annualized weighted average discount rate	6.8%	5.0%
Amount of discount recognized as interest expense	$29,395,000	$19,131,000

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

The following presents a reconciliation of basic and diluted net (loss) income per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net (loss) income	$(47,214,000)	$1,026,000	$(50,582,000)	$(5,666,000)
Basic shares	19,634,306	19,474,871	19,580,960	19,383,531
Effect of potentially dilutive securities	-	159,282	-	-
Diluted shares	19,634,306	19,634,153	19,580,960	19,383,531
Net (loss) income per share:
Basic net (loss) income per share	$(2.40)	$0.05	$(2.58)	$(0.29)
Diluted net (loss) income per share	$(2.40)	$0.05	$(2.58)	$(0.29)

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net (loss) income per share. For the three and nine months ended December 31, 2023 there were 2,130,615, respectively, of potential common shares not included in the calculation of diluted net (loss) income per share because their effect was anti-dilutive. For the three and nine months ended December 31, 2022 there were 1,201,984 and 1,897,876, respectively, of potential common shares not included in the calculation of diluted net (loss) income per share because their effect was anti-dilutive.

For the three and nine months ended December 31, 2023 there were 2,293,926, respectively, of potential common shares not included in the calculation of diluted (loss) income per share under the “if-converted” method for the Convertible Notes because their effect was anti-dilutive. The potential common shares related to the Warrants issued in connection with the Convertible Notes (see Note 7) are anti-dilutive until they become exercisable and as of December 31, 2023, the Warrants were not exercisable.

12. Income Taxes

The Company recorded an income tax expense of $37,281,000, or an effective tax rate of (375.3%), and an income tax benefit of $8,971,000, or an effective tax rate of 112.9%, for the three months ended December 31, 2023 and 2022, respectively. The Company recorded an income tax expense of $37,226,000, or an effective tax rate of (278.7%), and an income tax benefit of $9,296,000, or an effective tax rate of 62.1%, for the nine months ended December 31, 2023 and 2022, respectively. The effective tax rate for the three and nine months ended December 31, 2023, was primarily impacted by (i) the establishment of a valuation allowance on deferred tax assets that the Company does not expect to be realized, (ii) foreign income taxed at rates that are different from the federal statutory rate, (iii) the portion of book expense related to convertible notes and derivatives that is not expected to be deductible for tax, and (iv) non-deductible executive compensation under Internal Revenue Code Section 162(m).

Management assesses the need for the valuation allowance on a quarterly basis by jurisdiction. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, past financial performance, and tax planning strategies. During the three months ended December 31, 2023, the Company recorded a discrete non-cash valuation allowance of $37,461,000 on U.S. federal and various state deferred tax assets that is considered not more likely than not to be realized under U.S. GAAP. This change in realizability assessment is primarily due to recent losses and an updated forecast during the three months ended December 31, 2023.

The Company and its subsidiaries file income tax returns for the U.S. federal, various state, and foreign jurisdictions with varying statutes of limitations. At December 31, 2023, the Company is only under examination by the State of California for fiscal years 2020, 2021, and 2022 and remains subject to examination from the years ended March 31, 2019 and forward. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $53,301,000 and $48,486,000 at December 31, 2023 and March 31, 2023, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to these derivative transactions is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of operations.

The following shows the effect of derivative instruments on the condensed consolidated statements of operations:

	Gain (Loss) Recognized as Foreign Exchange Impact of Lease Liabilities and Forward Contracts
	Three Months Ended		Nine Months Ended
Derivatives Not Designated as	December 31,		December 31,
Hedging Instruments	2023	2022	2023	2022
Forward foreign currency exchange contracts	$541,000	$1,184,000	$(1,771,000)	$445,000

The fair value of the forward foreign currency exchange contracts of $2,118,000 and $3,889,000 is included in prepaid expenses and other current assets in the condensed consolidated balance sheets at December 31, 2023 and March 31, 2023, respectively. The changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of cash flows for the nine months ended December 31, 2023 and 2022.

14. Fair Value Measurements

The following summarizes financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	December 31, 2023				March 31, 2023
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$2,206,000	$2,206,000	$-	$-	$2,011,000	$2,011,000	$-	$-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	2,118,000	-	2,118,000	-	3,889,000	-	3,889,000	-

Liabilities
Other current liabilities
Deferred compensation	2,206,000	2,206,000	-	-	2,011,000	2,011,000	-	-
Convertible notes, related party
Compound Net Derivative Liability	10,120,000	-	-	10,120,000	8,430,000	-	-	8,430,000

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

Compound Net Derivative Liability

The Company estimates the fair value of the Compound Net Derivative Liability (see Note 7) using Level 3 inputs and the Monte Carlo simulation model at the balance sheet date. The Monte Carlo simulation model requires the input of subjective assumptions including the expected volatility of the underlying stock. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. This amount is recorded within convertible notes, related party in the condensed consolidated balance sheets at December 31, 2023 and March 31, 2023. Any changes in the fair value of the Compound Net Derivative Liability are recorded in change in fair value of compound net derivative liability in the condensed consolidated statements of operations.

The following assumptions were used to determine the fair value of the Compound Net Derivative Liability:

	December 31, 2023	March 31, 2023
Risk free interest rate	4.02%	3.64%
Cost of equity	23.10%	21.80%
Weighted average cost of capital	15.50%	14.60%
Expected volatility of MPA common stock	50.00%	50.00%
EBITDA volatility	40.00%	35.00%

The following summarizes the activity for Level 3 fair value measurements:

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2023	2023
Beginning balance	$8,960,000	$8,430,000
Changes in fair value of Compound Net Derivative Liability included in earnings	1,160,000	1,690,000
Ending balance	$10,120,000	$10,120,000

During the three and nine months ended December 31, 2023, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loan and other long-term liabilities approximate their fair value based on the variable nature of interest rates and current rates for instruments with similar characteristics. At December 31, 2023 and March 31, 2023, the net carrying amount of the Convertible Notes was $33,226,000 and $30,994,000, respectively, with unamortized debt discounts and debt issuance costs of $8,894,000 and $9,436,000, respectively, and Compound Net Derivative Liability of $10,120,000 and $8,430,000, respectively. The estimated fair value of the Company’s Convertible Notes was $39,226,000 using Level 3 inputs at December 31, 2023. The net carrying amount of the Convertible Notes approximated their fair value at March 31, 2023, as they were issued on March 31, 2023.

15. Share-based Payments

Stock Options

The Company granted options to purchase 132,133 shares of common stock during the nine months ended December 31, 2023. No options to purchase shares of the Company’s common stock were granted during the nine months ended December 31, 2022. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The following assumptions were used to derive the weighted average fair value of the stock options granted:

Nine Months Ended
December 31,
2023
Weighted average risk free interest rate	4.53%
Weighted average expected holding period (years)	6.57
Weighted average expected volatility	51.29%
Weighted average expected dividend yield	-
Weighted average fair value of options granted	$3.75

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2023	1,232,745	$20.20
Granted	132,133	$9.32
Exercised	-	$-
Forfeited/Cancelled	(111,262)	$19.64
Expired	(140,533)	$9.66
Outstanding at December 31, 2023	1,113,083	$20.30

At December 31, 2023, options to purchase 132,133 shares of common stock were unvested at a weighted average exercise price of $9.32.

At December 31, 2023, there was $450,000 of total unrecognized compensation expense related to unvested stock option awards, which will be recognized over the weighted average remaining vesting period of approximately 2.7 years.

Restricted Stock Units and Restricted Stock Awards (collectively “RSUs”)

During the nine months ended December 31, 2023, the Company granted 100,624 of time-based vesting restricted stock units, based on the closing market price on the grant date. During the nine months ended December 31, 2022, the Company granted (i) performance-based restricted stock awards which had a threshold performance level of 33,333 shares, a target performance level of 66,667 shares, and a maximum performance level of 100,000 shares at the grant date and (ii) 229,121 of time-based vesting restricted stock units, respectively, based on the closing market price on the grant date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2023	429,354	$15.07
Granted	100,624	$7.95
Vested	(210,485)	$15.58
Forfeited/Cancelled	(77,626)	$13.25
Outstanding at December 31, 2023	241,867	$12.25

At December 31, 2023, there was $2,002,000 of unrecognized compensation expense related to RSUs, which will be recognized over the weighted average remaining vesting period of approximately 1.1 years.

Performance Stock Units (“PSUs”)

During the nine months ended December 31, 2023, the Company granted 585,583 PSUs, which vest, subject to continued employment, as follows: (i) if the stock price is greater than or equal to $10.00 per share, then 1/3 of the grant will vest, (ii) if the stock price is greater than or equal to $15.00 per share then the next 1/3 of the grant will vest, and (iii) if the stock price is greater than or equal to $20.00 per share then the final 1/3 of the grant will vest. Recipients are eligible to vest in between 50% and 150% of the third tranche by achieving a stock price between $17.50 and $25.00 per share (each stock price target must be met for thirty consecutive trading days). The Company calculated the fair value of these PSUs individually for each tranche using the Monte Carlo Simulation Model at the grant date.  Compensation cost is recognized over the estimated derived service period. Compensation cost related to these awards will not be adjusted even if the market condition is not met.

During the nine months ended December 31, 2022 , the Company granted 126,028 PSUs (at target performance levels), which cliff vest after three-years, subject to continued employment. These awards are contingent and granted separately for each of the following metrics: adjusted EBITDA, net sales, and relative total shareholder return (“TSR”). Compensation cost at the grant date is recognized on a straight-line basis over the requisite service period to the extent the conditions are deemed probable. The number of shares earned at the end of the three-year period will vary, based only on actual performance, from 0% to 150% of the target number of PSUs granted. Adjusted EBITDA and net sales are considered performance conditions. The Company will reassess the probability of achieving each performance condition separately each reporting period. TSR is considered a market condition because it measures the Company’s return against the performance of the Russell 3000, excluding companies classified as financials and real estate, over a given period of time. Compensation cost related to the TSR award will not be adjusted even if the market condition is not met. The Company calculated the fair value of the PSUs for each component individually.

The fair value of PSUs subject to performance conditions is equal to the closing stock price on the grant date. The fair value of PSUs subject to a market condition is determined using the Monte Carlo simulation model.The following table summarizes the assumptions used in determining the fair value of the awards subject to market conditions:

	Nine Months Ended December 31,
	2023	2022
Risk free interest rate	4.32-4.35%	3.35%
Expected life in years	0.2-1.8	3
Expected volatility of MPA common stock	54.2-55.1%	51.30%
Expected average volatility of peer companies	-%	62.70%
Average correlation coefficient of peer companies	-%	27.50%
Expected dividend yield	-	-
Grant date fair value	$3.57-8.37	$16.02

The following is a summary of non-vested PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2023	192,696	$17.48
Granted	585,583	$4.50
Vested	-	$-
Forfeited	(2,614)	$6.09
Outstanding at December 31, 2023	775,665	$7.72

At December 31, 2023, there was $2,488,000 of unrecognized compensation expense related to these awards, which will be recognized over the weighted average remaining vesting period of approximately 1.2 years.

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

The following summarizes the changes in the warranty returns:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Balance at beginning of period	$16,197,000	$18,461,000	$19,830,000	$20,125,000
Charged to expense	34,532,000	31,621,000	102,666,000	96,436,000
Amounts processed	(34,599,000)	(32,510,000)	(106,366,000)	(98,989,000)
Balance at end of period	$16,130,000	$17,572,000	$16,130,000	$17,572,000

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

Financial information relating to the Company’s segments is as follows:

	Three Months Ended December 31, 2023
	Hard Parts	All Other	Total
Net sales to external customers	$161,254,000	$10,608,000	$171,862,000
Intersegment sales	242,000	116,000	358,000
Operating income (loss)	9,993,000	(473,000)	9,520,000
Depreciation and amortization	2,557,000	321,000	2,878,000
Segment assets	1,005,470,000	51,965,000	1,057,435,000
Capital expenditures	221,000	72,000	293,000

	Three Months Ended December 31, 2022
	Hard Parts	All Other	Total
Net sales to external customers	$139,809,000	$12,010,000	$151,819,000
Intersegment sales	128,000	27,000	155,000
Operating income (loss)	4,191,000	(678,000)	3,513,000
Depreciation and amortization	2,737,000	371,000	3,108,000
Segment assets	1,020,855,000	50,225,000	1,071,080,000
Capital expenditures	778,000	185,000	963,000

	Nine Months Ended December 31, 2023
	Hard Parts	All Other	Total
Net sales to external customers	$495,422,000	$32,784,000	$528,206,000
Intersegment sales	442,000	249,000	691,000
Operating income (loss)	36,702,000	(2,852,000)	33,850,000
Depreciation and amortization	7,825,000	1,019,000	8,844,000
Capital expenditures	352,000	110,000	462,000

	Nine Months Ended December 31, 2022
	Hard Parts	All Other	Total
Net sales to external customers	$458,298,000	$30,049,000	$488,347,000
Intersegment sales	478,000	185,000	663,000
Operating income (loss)	20,976,000	(8,173,000)	12,803,000
Depreciation and amortization	8,212,000	1,110,000	9,322,000
Capital expenditures	3,314,000	293,000	3,607,000

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Net sales	2023	2022	2023	2022
Total net sales for reportable segment	$161,496,000	$139,937,000	$495,864,000	$458,776,000
Other net sales	10,724,000	12,037,000	33,033,000	30,234,000
Elimination of intersegment net sales	(358,000)	(155,000)	(691,000)	(663,000)
Total consolidated net sales	$171,862,000	$151,819,000	$528,206,000	$488,347,000

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Profit or loss	2023	2022	2023	2022
Total operating income for reportable segment	$9,993,000	$4,191,000	$36,702,000	$20,976,000
Other operating loss	(473,000)	(678,000)	(2,852,000)	(8,173,000)
Elimination of intersegment operating income (loss)	4,000	13,000	52,000	(90,000)
Interest expense, net	(18,297,000)	(11,471,000)	(45,400,000)	(27,675,000)
Change in fair value of compound net derivative liability	(1,160,000)	-	(1,690,000)	-
Loss on extinguishment of debt	-	-	(168,000)	-
Total consolidated loss before income tax expense (benefit)	$(9,933,000)	$(7,945,000)	$(13,356,000)	$(14,962,000)

Assets	December 31, 2023	March 31, 2023
Total assets for reportable segment	$1,005,470,000	$1,032,739,000
Other assets	51,965,000	49,778,000
Elimination of intersegment assets	(61,502,000)	(53,952,000)
Total consolidated assets	$995,933,000	$1,028,565,000

18. Share Repurchases

In August 2018, the Company’s board of directors approved an increase in its share repurchase program from $20,000,000 to $37,000,000 of its common stock. During the three and nine months ended December 31, 2023, the Company did not repurchase any shares of its common stock. As of December 31, 2023, $18,745,000 has been utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in the Company’s Credit Facility. The Company retired the 837,007 shares repurchased under this program through December 31, 2023. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

19. Related Party Transactions

Lease

In December 2022, the Company entered into an operating lease for its 35,000 square foot manufacturing, warehouse, and office facility in Ontario, Canada, with a company co-owned by a member of management. The lease, which commenced January 1, 2023, has an initial term of one year with a base rent of approximately $27,000 per month and includes options to renew for up to four years. In November 2023, the Company exercised one of these options to renew for an additional one-year period. The rent expense recorded for the related party lease was $81,000 and $243,000 for the three and nine months ended December 31, 2023.

Convertible Note and Election of Director

In connection with the issuance and sale of the Company’s Convertible Notes on March 31, 2023 (see Note 7), the Board appointed Douglas Trussler, a co-founder of Bison Capital in 2001, to the Board. Mr. Trussler’s compensation will be consistent with the Company’s previously disclosed standard compensation practices for non-employee directors, which are described in the Company’s Definitive Proxy Statement, filed with the SEC on July 28, 2023.

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

Results of Operations for the Three Months Ended December 31, 2023 and 2022

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key consolidated operating data:

	Three Months Ended
	December 31,
	2023	2022
Cash flow provided by (used in) operations	$53,615,000	$(4,474,000)
Finished goods turnover (annualized) (1)	3.6	3.1

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended
	December 31,
	2023	2022
Net sales	$171,862,000	$151,819,000
Cost of goods sold	141,819,000	130,826,000
Gross profit	30,043,000	20,993,000
Gross profit percentage	17.5%	13.8%

Net Sales. Our consolidated net sales for the three months ended December 31, 2023 were $171,862,000, which represents an increase of $20,043,000, or 13.2%, from the three months ended December 31, 2022 of $151,819,000. Our sales for the three months ended December 31, 2023 compared with the three months ended December 31, 2022 reflect strong demand across all product lines.

Gross Profit. Our consolidated gross profit was $30,043,000, or 17.5% of consolidated net sales, for the three months ended December 31, 2023 compared with $20,993,000, or 13.8% of consolidated net sales, for the three months ended December 31, 2022. The increase in our gross margin for the three months ended December 31, 2023 reflects increased utilization of our facilities and the benefit of price increases that went into effect during prior periods.

In addition, our gross margin for the three months ended December 31, 2023 compared with the three months ended December 31, 2022 was impacted by (i) additional expenses of $1,555,000 and $2,370,000, respectively, primarily due to certain costs for disruptions in the supply chain, (ii) amortization of core and finished goods premiums paid to customers related to new business of $2,838,000 and $3,075,000, respectively, and (iii) the non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, which resulted in a write-down of $1,607,000 and $863,000, respectively.

Operating Expenses

The following summarizes our consolidated operating expenses:

	Three Months Ended
	December 31,
	2023	2022
General and administrative	$15,198,000	$13,599,000
Sales and marketing	5,931,000	5,634,000
Research and development	2,539,000	2,547,000
Foreign exchange impact of lease liabilities and forward contracts	(3,149,000)	(4,313,000)

Percent of net sales

General and administrative	8.8%	9.0%
Sales and marketing	3.5%	3.7%
Research and development	1.5%	1.7%
Foreign exchange impact of lease liabilities and forward contracts	(1.8)%	(2.8)%

General and Administrative. Our general and administrative expenses for the three months ended December 31, 2023 were $15,198,000, which represents an increase of $1,599,000, or 11.8%, from the three months ended December 31, 2022 of $13,599,000. This increase was primarily for employee-related expenses, which included (i) $1,777,000 of increased employee incentives and (ii) $405,000 of increased share-based compensation expense in connection with equity grants made to employees. These increases were partially offset by $596,000 of decreased severance expense due to headcount reductions during the three months ended December 31, 2022.

Sales and Marketing. Our sales and marketing expenses for the three months ended December 31, 2023 were $5,931,000, which represents an increase of $297,000, or 5.3%, from the three months ended December 31, 2022 of $5,634,000. This increase was primarily due to increased employee-related expenses and higher commissions, which resulted from higher sales, partially offset by reduced expenses for trade shows during the three months ended December 31, 2023 compared with the three months ended December 31, 2022.

Research and Development. Our research and development expenses were consistent at $2,539,000 for the three months ended December 31, 2023 compared with $2,547,000 for the three months ended December 31, 2022.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts were non-cash gains of $3,149,000 and $4,313,000 for the three months ended December 31, 2023 and 2022, respectively. This change during the three months ended December 31, 2023 compared with the three months ended December 31, 2022 was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities, which resulted in non-cash gains of $2,608,000 and $3,129,000, respectively, due to foreign currency exchange rate fluctuations and (ii) the forward foreign currency exchange contracts, which resulted in non-cash gains of $541,000 and $1,184,000, respectively, due to the changes in their fair values.

Operating Income

Consolidated Operating Income. Our consolidated operating income for the three months ended December 31, 2023 was $9,524,000, which represents an increase of $5,998,000, or 170.1%, from the three months ended December 31, 2022 of $3,526,000. This increase was primarily due to higher sales and gross profit as discussed above.

Interest Expense

Interest Expense, net. Our interest expense for the three months ended December 31, 2023 was $18,297,000, which represents an increase of $6,826,000, or 59.5%, from interest expense for the three months ended December 31, 2022 of $11,471,000. This increase was primarily due to (i) increased utilization of and higher interest rates on our accounts receivable discount programs, which have variable interest rates and (ii) non-cash interest expense incurred on the Convertible Notes issued on March 31, 2023.

Change in Fair Value of Compound Net Derivative Liability

Change in Fair Value of Compound Net Derivative Liability. Our change in fair value of compound net derivative liability for the three months ended December 31, 2023 was a non-cash loss of $1,160,000 associated with the convertible notes issued on March 31, 2023.

Loss on Extinguishment of Debt

Loss on Extinguishment of Debt. We did not incur any loss on extinguishment of debt during the three months ended December 31, 2023.

Provision for Income Taxes

Income Tax. We recorded an income tax expense of $37,281,000, or an effective tax rate of (375.3%), and an income tax benefit of $8,971,000, or an effective tax rate of 112.9%, for the three months ended December 31, 2023 and 2022, respectively. During the three months ended December 31, 2023, we recorded a discrete non-cash valuation allowance of $37,461,000 on our U.S. federal and various state deferred tax assets primarily due to recent losses. The change in the valuation allowance resulted from an updated forecast during the three months ended December 31, 2023. The effective tax rate for the three months ended December 31, 2023, was primarily impacted by (i) the establishment of a valuation allowance on deferred tax assets that we do not expect to be realized, (ii) foreign income taxed at rates that are different from the federal statutory rate, (iii) the portion of book expense related to convertible notes and derivatives that is not expected to be deductible for tax, and (iv) non-deductible executive compensation under Internal Revenue Code Section 162(m).

Results of Operations for the Nine Months Ended December 31, 2023 and 2022

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key consolidated operating data:

	Nine Months Ended
	December 31,
	2023	2022
Cash flow provided by (used in) operations	$48,445,000	$(21,428,000)
Finished goods turnover (annualized) (1)	3.7	3.3

(1)
Annualized finished goods turnover for the fiscal period is calculated by multiplying cost of goods sold for the period by 1.33 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal period. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Nine Months Ended
	December 31,
	2023	2022
Net sales	$528,206,000	$488,347,000
Cost of goods sold	430,448,000	410,536,000
Gross profit	97,758,000	77,811,000
Gross profit percentage	18.5%	15.9%

Net Sales. Our consolidated net sales for the nine months ended December 31, 2023 were $528,206,000, which represents an increase of $39,859,000, or 8.2%, from the nine months ended December 31, 2022 of $488,347,000. Our sales for the nine months ended December 31, 2023 compared with the nine months ended December 31, 2022 increased due to strong demand across all product lines.

Gross Profit. Our consolidated gross profit was $97,758,000, or 18.5% of consolidated net sales, for the nine months ended December 31, 2023 compared with $77,811,000, or 15.9% of consolidated net sales, for the nine months ended December 31, 2022. The increase in our gross margin for the nine months ended December 31, 2023 reflects increased utilization of our facilities and the benefit of price increases that went into effect during prior periods.

In addition, our gross margin for the nine months ended December 31, 2023 compared with the nine months ended December 31, 2022 was impacted by (i) additional expenses of $6,738,000 and $5,282,000, respectively, primarily due to certain costs for disruptions in the supply chain, (ii) amortization of core and finished goods premiums paid to customers related to new business of $8,202,000 and $9,183,000, respectively, and (iii) the non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, which resulted in a write-down of $4,380,000 and $2,704,000, respectively.

Operating Expenses

The following summarizes consolidated operating expenses:

	Nine Months Ended
	December 31,
	2023	2022

General and administrative	$42,125,000	$42,079,000
Sales and marketing	17,038,000	17,242,000
Research and development	7,352,000	8,330,000
Foreign exchange impact of lease liabilities and forward contracts	(2,659,000)	(2,553,000)

Percent of net sales

General and administrative	8.0%	8.6%
Sales and marketing	3.2%	3.5%
Research and development	1.4%	1.7%
Foreign exchange impact of lease liabilities and forward contracts	(0.5)%	(0.5)%

General and Administrative. Our general and administrative expenses for the nine months ended December 31, 2023 were $42,125,000, which represents an increase of $46,000, or 0.1%, from the nine months ended December 31, 2022 of $42,079,000. This increase was primarily due to (i) $1,802,000 of increased employee incentives, (ii) $857,000 of increased professional services, and (iii) $747,000 of increased share-based compensation expense in connection with equity grants made to employees. These increases were partially offset by $901,000 of decreased severance and $672,000 of decreased employee-related expenses due to headcount reductions in the prior year. In addition, our general and administrative expenses for the nine months ended December 31, 2023 decreased due to fluctuations in foreign currency exchange rates compared with the prior year.

Sales and Marketing. Our sales and marketing expenses for the nine months ended December 31, 2023 were $17,038,000, which represents a decrease of $204,000, or 1.2%, from the nine months ended December 31, 2022 of $17,242,000. This decrease was primarily due to our cost-cutting measures, which included decreased marketing and advertising expenses, decreased trade show expenses, and decreased employee-related expenses. These decreases were partially offset by increased commissions due to higher sales.

Research and Development. Our research and development expenses for the nine months ended December 31, 2023 were $7,352,000, which represents a decrease of $978,000, or 11.7%, from the nine months ended December 31, 2022 of $8,330,000. This decrease was primarily due to our cost-cutting measures, which included headcount reduction and a reduction in research and development expenses.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts for the nine months ended December 31, 2023 and 2022 were non-cash gains of $2,659,000 and $2,553,000, respectively. This change during the nine months ended December 31, 2023 compared with the nine months ended December 31, 2022 was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities, which resulted in non-cash gains of $4,430,000 and $2,108,000, respectively, due to foreign currency exchange rate fluctuations and (ii) the forward foreign currency exchange contracts, which resulted in a non-cash loss of $1,771,000 compared with a non-cash gain of $445,000, respectively, due to the changes in their fair values.

Operating Income

Consolidated Operating Income. Our consolidated operating income for the nine months ended December 31, 2023 was $33,902,000, which represents an increase of $21,189,000, or 166.7%, from the nine months ended December 31, 2022 of $12,713,000. This increase was primarily due to higher sales and higher gross profit as discussed above.

Interest Expense

Interest Expense, net. Our interest expense for the nine months ended December 31, 2023 was $45,400,000, which represents an increase of $17,725,000, or 64.0%, from interest expense for the nine months ended December 31, 2022 of $27,675,000. This increase was primarily due to (i) higher interest rates and increased utilization of our accounts receivable discount programs, which have variable interest rates, (ii) higher interest rates on lower average outstanding balances under our credit facility, which also has variable interest rates, and (iii) non-cash interest expense incurred on the Convertible Notes issued on March 31, 2023.

Change in Fair Value of Compound Net Derivative Liability

Change in Fair Value of Compound Net Derivative Liability. Our change in fair value of compound net derivative liability for the nine months ended December 31, 2023 was a non-cash loss of $1,690,000 associated with the convertible notes issued on March 31, 2023.

Loss on Extinguishment of Debt

Loss on Extinguishment of Debt. Our loss on extinguishment of debt was $168,000 in connection with the repayment of the remaining outstanding balance of our term loans during the nine months ended December 31, 2023.

Provision for Income Taxes

Income Tax. We recorded an income tax expense of $37,226,000, or an effective tax rate of (278.7%), and an income tax benefit of $9,296,000, or an effective tax rate of 62.1%, for the nine months ended December 31, 2023 and 2022, respectively. During the nine months ended December 31, 2023, we recorded a discrete non-cash valuation allowance of $37,461,000 on our U.S. federal and various state deferred tax assets primarily due to recent losses. The change in the valuation allowance resulted from an updated forecast during the nine months ended December 31, 2023. The effective tax rate for the nine months ended December 31, 2023, was primarily impacted by (i) the establishment of a valuation allowance on deferred tax assets that we do not expect to be realized, (ii) foreign income taxed at rates that are different from the federal statutory rate, (iii) the portion of book expense related to convertible notes and derivatives that is not expected to be deductible for tax, and (iv) non-deductible executive compensation under Internal Revenue Code Section 162(m).

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $154,815,000 and $154,886,000, a ratio of current assets to current liabilities of 1.4:1.0, at December 31, 2023 and March 31, 2023, respectively.

Our primary source of liquidity was from cash generated from operations during the nine months ended December 31, 2023. We believe cash generated from operations, our cash and cash equivalents, use of accounts receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our working capital needs, and lease and capital expenditure obligations over the next 12 months.

Share Repurchase Program

In August 2018, our board of directors approved an increase in our share repurchase program from $20,000,000 to $37,000,000 of our common stock. As of December 31, 2023, $18,745,000 had been utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our credit facility. We retired the 837,007 shares repurchased under this program through December 31, 2023. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Cash Flows

The following summarizes cash flows as reflected in the condensed consolidated statements of cash flows:

	Nine Months Ended December 31,
	2023	2022
Cash flows provided by (used in):
Operating activities	$48,445,000	$(21,428,000)
Investing activities	(420,000)	(3,855,000)
Financing activities	(47,646,000)	14,898,000
Effect of exchange rates on cash and cash equivalents	180,000	(52,000)
Net increase (decrease) in cash and cash equivalents	$559,000	$(10,437,000)
Additional Selected Cash flow data:
Depreciation and amortization	$8,844,000	$9,322,000
Capital expenditures	462,000	3,607,000

Net cash provided by operating activities was $48,445,000 during the nine months ended December 31, 2023 compared with net cash used in operations of $21,428,000 during the nine months ended December 31, 2022. The significant changes in our operating activities reflect (i) the timing of supplier payments compared with the prior year, (ii) continued investments in inventory to support anticipated future demand for our products compared with inventory reduction initiatives in the prior year, and (iii) increased collections of our accounts receivable balances resulting from higher sales during the current year. We continue to manage our working capital to maximize our operating cash flow.

Net cash used in investing activities was $420,000 and $3,855,000 during the nine months ended December 31, 2023 and 2022, respectively. The change in our investing activities primarily resulted from decreased capital expenditures.

Net cash used in financing activities was $47,646,000 during the nine months ended December 31, 2023 compared with net cash provided by financing activities of $14,898,000 during the nine months ended December 31, 2022. The change in our financing activities primarily resulted from (i) the repayment of amounts outstanding under our credit facility of $43,325,000 and (ii) the payment of debt issuance costs incurred in connection with the amendments to our credit facility and convertible notes during the nine months ended December 31, 2023.

Capital Resources

Credit Facility

We are party to a $268,620,000 senior secured financing (as amended from time to time, the “Credit Facility”) consisting of a $238,620,000 revolving loan facility (the “Revolving Facility”), subject to certain restrictions, and a $30,000,000 term loan facility (the “Term Loans”). Prior to the eighth amendment discussed below, the loans under the Credit Facility were scheduled to mature on May 28, 2026. The lenders have a security interest in substantially all of our assets.

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

On December 12, 2023, we entered into an eighth amendment to the Credit Facility, which among other things, (i) extended the maturity date to December 12, 2028 from May 28, 2026, (ii) amended the definition of “Applicable Margin” to provide for a pricing grid, with the Applicable Margin for Term SOFR loans ranging from 2.75% to 3.25% and the Applicable Margin for base rate loans ranging from 1.75% to 2.25%, in each case based on average daily undrawn availability for the most recently completed calendar quarter, (iii) amended the existing fixed charge coverage ratio financial covenant that is only tested if undrawn availability (which may include up to $8,000,000 of suppressed availability) is less than 22.5% of the aggregate revolving commitments, and (iv) amended the definitions of Consolidated EBITDA and fixed charge coverage ratio and certain component definitions used therein.

We had $115,000,000 and $145,200,000 outstanding under the Revolving Facility at December 31, 2023 and March 31, 2023, respectively. In addition, $6,370,000 was outstanding for letters of credit at December 31, 2023. At December 31, 2023, after certain contractual adjustments, $114,168,000 was available under the Revolving Facility. The interest rate on our Revolving Facility was 8.71% and 8.13% respectively, at December 31, 2023 and March 31, 2023, respectively.

The Credit Facility, as amended, requires us to maintain a minimum fixed charge coverage ratio if undrawn availability is less than 22.5% of the aggregate revolving commitments and a specified minimum undrawn availability. At December 31, 2023, the undrawn availability was greater than the 22.5% threshold, therefore, the fixed charge coverage ratio financial covenant was not required to be tested. We were in compliance with these covenants as of December 31, 2023.

Convertible Notes

On March 31, 2023, we entered into a note purchase agreement, as amended, (the “Note Purchase Agreement”) with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P. (collectively, the “Purchasers”) and Bison Capital Partners VI, L.P., as the purchaser representative (the “Purchaser Representative”) for the issuance and sale of $32,000,000 in aggregate principal amount of convertible notes due in 2029 (the “Convertible Notes”), which was used for general corporate purposes. The Convertible Notes bear interest at a rate of 10.0% per annum, compounded annually, and payable (i) in kind or (ii) in cash, annually in arrears on April 1 of each year, commencing on April 1, 2024. The Convertible Notes have an initial conversion price of approximately $15.00 per share of common stock. (“Conversion Option”). Unless and until we deliver a redemption notice, the Purchasers of the Convertible Notes may convert their Convertible Notes at any time at their option. Upon conversion, the Convertible Notes will be settled in shares of our common stock. Except in the case of the occurrence of a fundamental transaction, as defined in the form of convertible promissory note, we may not redeem the Convertible Notes prior to March 31, 2026. After March 31, 2026, we may redeem all or part of the Convertible Notes for a cash purchase (the “Company Redemption”) price.

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

In connection with the Note Purchase Agreement, we entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at December 31, 2023 and March 31, 2023.

The Company Redemption option has been combined with the Conversion Option as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the condensed consolidated balance sheets at December 31, 2023 and March 31, 2023. The fair value of the Conversion Option and the Company Redemption option using Level 3 inputs and the Monte Carlo simulation model was a liability of $13,500,000 and $10,400,000, and an asset of $3,380,000 and $1,970,000 at December 31, 2023 and March 31, 2023, respectively. During the three and nine months ended December 31, 2023, we recorded $1,160,000 and $1,690,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statement of operations and condensed consolidated statement of cash flows.

The Convertible Notes also contain additional features, such as, default interest and options related to a fundamental transaction, which were not separately accounted for as the value of such features were not material at December 31, 2023 and March 31, 2023.

Accounts Receivable Discount Programs

We use accounts receivable discount programs offered by certain customers and their respective banks. Under these programs, we have options to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allow us to accelerate receipt of payment on customers’ receivables. While these arrangements have reduced our working capital needs, there can be no assurance that these programs will continue in the future. Interest expense resulting from these programs would increase if interest rates rise, if utilization of these discounting arrangements expands, if customers extend their payment to us, or if the discount period is extended to reflect more favorable payment terms to customers.

The following is a summary of the accounts receivable discount programs:

	Nine Months Ended December 31,
	2023	2022
Receivables discounted	$465,073,000	$428,868,000
Weighted average number of days collection was accelerated	334	323
Annualized weighted average discount rate	6.8%	5.0%
Amount of discount recognized as interest expense	$29,395,000	$19,131,000

Capital Expenditures and Commitments

Capital Expenditures

Our total capital expenditures, including finance leases and non-cash capital expenditures were $559,000 and $3,632,000 for the nine months ended December 31, 2023 and 2022, respectively. These capital expenditures primarily include the purchase of equipment for our operations. We expect to incur approximately $1,500,000 of capital expenditures during fiscal 2024 to support our operations. We have used and expect to continue using our working capital and additional capital lease obligations to finance these capital expenditures.

Related Party Transactions

Lease

In December 2022, we entered into an operating lease for our 35,000 square foot manufacturing, warehouse, and office facility in Ontario, Canada, with a company co-owned by a member of management. The lease, which commenced January 1, 2023, had an initial term of one year with a base rent of approximately $27,000 per month and included options to renew for up to four years. In November 2023, we exercised one of these options to renew for an additional one-year period.  The rent expense recorded for the related party lease was $81,000 and $243,000 for the three and nine months ended December 31, 2023.

Convertible Note and Election of Director

In connection with the issuance and sale of our Convertible Notes on March 31, 2023, the Board appointed Douglas Trussler, a co-founder of Bison Capital in 2001, to the Board. Mr. Trussler’s compensation will be consistent with our previously disclosed standard compensation practices for non-employee directors, which are described in our Definitive Proxy Statement, filed with the SEC on July 28, 2023.

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

Critical Accounting Policies

There have been no material changes to, except as noted below, our critical accounting policies and estimates that are presented in our Annual Report on Form 10-K for the year ended March 31, 2023, which was filed on June 14, 2023.

Recently Adopted Accounting Pronouncements

Supplier Finance Programs

In September 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations. This standard requires qualitative and quantitative disclosures sufficient to enable users of the financial statements to understand the nature, activity during the period, changes from period to period and potential magnitude of supplier finance programs. The guidance is effective for fiscal years beginning after December 15, 2022.

During the three months ended December 31, 2023, we launched a supplier finance program as part of our ongoing efforts to improve cash flow and liquidity. This program allows certain of our suppliers to sell their receivables due from us to a participating financial institution at the sole discretion of both the supplier and the financial institution. The program is administered by a third party. We have no economic interest in the sale of these receivables and no direct relationship with the financial institution. Payments to the third-party administrator are based on services rendered and are not on related to the volume or number of financing agreements between suppliers, financial institution, and the third-party administrator. We are not a party to agreements negotiated between participating suppliers and the financial institution. Our obligations to our suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in this program. We do not provide guarantees and there are no assets pledged to the financial institution or the third-party administrator for the committed payment in connection with this program. Any amounts confirmed as outstanding supplier invoices are included within accounts payable on the condensed consolidated balance sheets. As of December 31, 2023, we had no outstanding supplier obligations confirmed under this program.

Accounting Pronouncements Not Yet Adopted

Disclosure Improvements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This standard was issued in response to the SEC’s disclosure update and simplification initiative, which affects a variety of topics within the Accounting Standards Codification. The amendments apply to all reporting entities within the scope of the affected Topics unless otherwise indicated. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. We are currently evaluating the impact this guidance will have on our financial statement disclosures.

Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This standard requires us to disclose significant segment expenses that are regularly provided to the CODM and are included within each reported measure of segment operating results. The standard also requires us to disclose the total amount of any other items included in segment operating results, which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. In addition, the standard also requires disclosure of the CODM’s title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources. The standard also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact this guidance will have on our financial statement disclosures.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). This standard requires us to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes. The standard also requires us to annually disclose our income taxes paid (net of refunds received), disaggregated by jurisdiction.  This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be applied prospective basis, although optional retrospective application is permitted. We are currently evaluating the impact this guidance will have on our financial statement disclosures.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Shares repurchased during the three months ended December 31, 2023 were as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

October 1 - October 31, 2023:
Open market and privately negotiated purchases	-	$-	-	$18,255,000
November 1 - November 30, 2023:
Open market and privately negotiated purchases	-	$-	-	18,255,000
December 1 - December 31, 2023:
Open market and privately negotiated purchases	-	$-	-	18,255,000
Total	0		0	$18,255,000

(1)
As of December 31, 2023, $18,745,000 had been utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our Credit Facility. We retired the 837,007 shares repurchased under this program through December 31, 2023. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

(a)	None.

(b)	None.

(c)
During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408 of Regulation S-K.

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

10.3
Eighth Amendment to Amended and Restated Loan Agreement, dated as of December 12, 2023, among Motorcar Parts of America, Inc., D & V Electronics Ltd., Dixie Electric Ltd., and Dixie Electric Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2023.

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

MOTORCAR PARTS OF AMERICA, INC.

Dated: February 9, 2024	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: February 9, 2024	By:	/s/ Kamlesh Shah
Kamlesh Shah
Chief Accounting Officer