Form 10-K
period 2024-03-31
MOTORCAR PARTS OF AMERICA INC
filed 2024-06-11
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of September 30, 2023, which was the last business day of the registrant’s most recently completed fiscal second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $151,868,000 based on the closing sale price as reported on the NASDAQ Global Select Market.

There were 19,662,380 shares of common stock outstanding as of June 4, 2024.

DOCUMENTS INCORPORATED BY REFERENCE:

In accordance with General Instruction G (3) of Form 10-K, the information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s Definitive Proxy Statement for the registrant’s next Annual Meeting of Stockholders filed within 120 days of March 31, 2024 or will be included in an amendment to this Form 10-K filed within 120 days of March 31, 2024.

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

Demand for replacement parts generally increases with the age of vehicles and miles driven, which provides favorable opportunities for sales of our products. The current population of light-duty vehicles in the U.S. is approximately 288 million, and the average age of these vehicles is approximately 13 years and is expected to continue to grow, in particular during recession years. Although miles driven can fluctuate for various reasons, including fuel prices, they have been generally increasing for several years.

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

To accomplish our strategic vision, we are focused on the following key initiatives:

Hard Parts

•
Grow our current product lines both with existing and potential new customers.  We continue to develop and offer current and new sales programs to ensure that we are supporting our customers’ business needs. We remain dedicated to managing growth and continuing to focus on enhancements to our infrastructure and making investments in resources to support our customers. We have globally positioned manufacturing and distribution centers to support our continuous growth.

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

Test Solutions and Diagnostic Equipment

•
We provide industry-leading test solutions and diagnostic equipment to both original equipment manufacturers and the aftermarket. We are continuously upgrading our equipment to accommodate testing for the latest alternator and starter technology for both existing and new customers. These software and hardware upgrades are also available for existing products that the customer is using. In addition, we provide industry leading maintenance and service support to provide a better end-user experience and value to our customers.

•
Market and grow our new product lines on a global basis. We offer products and services that cater to automotive test solutions and diagnostic equipment for inverter and electric motors for both development and production. In addition, we provide power supply hardware and emulation software diagnostic products. Our strategy is to market these products on a global basis to original equipment manufacturers as well as suppliers to the original equipment manufacturers for development and production of electric vehicles and electric vehicle charging systems. We believe this is a rapidly emerging business and see the opportunity for accelerating growth rates. In addition, we are well-positioned to supply the aerospace industry to support its shift to electric power-driven control systems in airplanes.

Heavy Duty

•
Market and grow our innovative design solutions and commitment to quality. We continue to develop and improve product performance, ease of installation, and coverage simplification to deliver installation-ready products to provide extended service life and reduced downtime for our customers.

Products

We carry approximately 42,000 stock keeping units (“SKUs”) to support automotive aftermarket non-discretionary replacement parts and test solutions and diagnostic equipment. Our products are sold under our customers’ widely recognized private label brand names and our own brand names including Quality-Built®, Pure Energy™, D&V Electronics, Dixie Electric, and DelStar®.

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

Segment Reporting

Our three operating segments are as follows:

•
Hard Parts, which includes (i) light duty rotating electric products such as alternators and starters, (ii) wheel hub products, (iii) brake-related products, including brake calipers, brake boosters, brake rotors, brake pads and brake master cylinders, and (iv) turbochargers,

•
Test Solutions and Diagnostic Equipment, which includes (i) applications for combustion engine vehicles, including bench-top testers for alternators and starters, (ii) equipment for the pre- and post-production of electric vehicles, and (iii) software emulation of power system applications for the electrification of all forms of transportation (including automobiles, trucks, the emerging electrification of systems within the aerospace industry, and electric vehicle charging stations), and

•	Heavy Duty, which includes non-discretionary automotive aftermarket replacement hard parts for heavy-duty truck, industrial, marine, and agricultural applications.

Our Hard Parts operating segment meets the criteria of a reportable segment. The Test Solutions and Diagnostic Equipment and Heavy Duty segments are not material, are not required to be separately reported, and are included within the “all other” category. See Note 19 of the notes to consolidated financial statements for more information.

Sales, Marketing and Distribution

We sell our hard parts products to the largest automotive chains, including Advance Auto Parts, AutoZone, Genuine Parts (NAPA), and O’Reilly Auto Parts with an aggregate of approximately 25,000 retail outlets. In addition, these products are sold to warranty replacement programs (“OES”) customers, professional installers, and a diverse group of automotive warehouse distributors. Our heavy-duty products, which have some overlap with the light-duty automotive aftermarket, are also sold via specialty distribution channels through OES, fleet, and auto electric outlets. We also sell test solutions and diagnostic equipment to the automotive chains listed above and via direct and indirect sales channels, technical conferences, and trade shows to some of the world’s leading automotive companies, and to the aerospace/aviation sector. We offer testing services at our technical center located in Detroit, Michigan. During fiscal 2024, we sold approximately 98% of our products in North America, with approximately 2% of our products sold in Asian and European countries.

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

Customers: Customer Concentration. While we continually seek to diversify our customer base, we currently derive, and have historically derived, a substantial portion of our sales from a small number of large customers. Sales to our three largest customers in the aggregate represented 83%, 84%, and 85%, and sales to our largest customer, represented 35%, 37%, and 38% of our net sales during fiscal 2024, 2023 and 2022, respectively. Any meaningful reduction in the level of sales to any of these customers, deterioration of the financial condition of any of these customers or the loss of any of these customers could have a materially adverse impact on our business, results of operations, and financial condition.

Customer Arrangements: Impact on Working Capital. We have various length agreements with our customers. Under these agreements, which in most cases have initial terms of at least four years, we are designated as the exclusive or primary supplier for specified categories of our products. Because of the very competitive nature of the market and the limited number of customers for these products, our customers have sought and obtained price concessions, significant marketing allowances and more favorable delivery and payment terms in consideration for our designation as a customer’s exclusive or primary supplier. These incentives differ from contract to contract and can include: (i) the purchase of Remanufactured Core inventory on customer shelves, (ii) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (iii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iv) discounts granted in connection with each individual shipment of product, and (v) store expansion or product development support. These contracts typically require that we meet ongoing performance standards.

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

Competition

Our business is highly competitive. We compete with several large and medium-sized companies, including (i) BBB Industries, First Brands and DRIV for hard parts, (ii) Burke Porter and Loccionni for test solutions and diagnostic equipment, and (iii) a large number of smaller regional and specialty companies. We also compete with other overseas manufacturers, particularly those located in China who are increasing their operations and could become a significant competitive force in the future.

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

Operations

Production Process for Non-discretionary Replacement Parts. The majority of our products are remanufactured at our facilities in Mexico, Canada, and to a lesser extent in Malaysia. We continue to maintain production of certain remanufactured units that require specialized service at our Torrance, California facility. We also manufacture and assemble new products at our facilities in Canada, Malaysia and India. Our remanufacturing process begins with the receipt of Used Cores from our customers or core brokers. The Used Cores are evaluated for inventory control purposes and then sorted by part number. Each Used Core is completely disassembled into its fundamental components. The components are cleaned in an environmentally sound process that employs customized equipment and cleaning materials in accordance with the required specifications of the particular component. All components known to be subject to major wear and those components determined not to be reusable or repairable are replaced by new components. Non-salvageable components of the Used Core are sold as scrap.

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

As of March 31, 2024, we employed approximately 5,900 people, with 400 people in the United States, 5,000 people in Mexico, 200 people Canada, and 300 people in Malaysia and China. Approximately 5,400 people are production employees. We have non-union and unionized facilities. Approximately 4,900 production employees are covered by a local union. We believe we have a strong relationship with the union that represents our employees.

Our facilities are located in labor markets with readily available access to skilled and unskilled workers. Our relationship and communication with our unionized and non-represented workforce is good.

Inclusion and Diversity. Our board is ethnically diverse and comprised of 8 independent directors, including three women. We believe an inclusive workforce is critical to our success, with an ongoing focus on the hiring, retention, and advancement of women and other underrepresented ethnic groups. We employ 37% women and 63% men globally. In the United States, 73% of our workforce are considered ethnic minorities.

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

Risks Related to Economic, Political and Health Conditions

Developments in global and local conditions, such as international trade disputes, a foreign or domestic debt crisis, currency volatility, natural disasters, war, such as the war in Ukraine and the conflict in Israel, Gaza and surrounding areas, epidemics and pandemics, the fear of spread of contagious diseases and civil unrest, may have a material impact on our results of operations and financial condition, and the continuation of or worsening of such conditions could have a similar or worse impact.

Several conditions have led to adverse impacts on the U.S. and global economies and created uncertainty regarding the potential effects on our employees, supply chains, operations, and customer demand including international trade disputes, a foreign or domestic debt crisis, currency volatility, natural disasters, war, such as the war in Ukraine and the conflict in Israel, Gaza and surrounding areas, epidemics and pandemics, the fear of spread of contagious diseases and civil unrest. Certain of these conditions may impact our operations and the operations of our customers, suppliers, and vendors in a number of ways, including but not limited to, the following:

•
supply chain delays or stoppages due to shipping delays (cargo ship, train and truck shortages as well as staffing shortages) resulting in increased freight costs, closed supplier facilities or distribution centers, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods from some countries or areas;

•	change in demand for or availability of our products as a result of our customers modifying their restocking, fulfillment, or shipping practices;
•	increased raw material, and other input costs;
•	increased working capital needs and/or an increase in trade accounts receivable write-offs as a result of increased financial pressures on our suppliers or customers; and
•	fluctuations in foreign currency exchange rates or interest rates.

Unfavorable economic conditions may adversely affect our business.

Adverse changes in economic conditions, including inflation, recession, increased fuel prices, tariffs, and unemployment levels, availability of consumer credit, taxation or instability in the financial markets or credit markets may either lower demand for our products or increase our operational costs, or both. In addition, elections and other changes in the political landscape could have similar effects. Such conditions may also materially impact our customers, suppliers and other parties with whom we do business. Our revenue will be adversely affected if demand for our products declines. The impact of unfavorable economic conditions may also impair the ability of our customers to pay for products they have purchased. As a result, reserves for doubtful accounts and write-offs of accounts receivables may increase, and delay or failure to collect a significant portion of amounts due on those receivables could have a material adverse effect upon our business, results of operations, and financial condition.  In addition, we also get pressure from our suppliers to pay them faster and our customers to pay us slower, which impacts our cash flows.

Risks Related to Our Business and Industry

We rely on a few customers for a majority of our business, and the loss of any of these customers, significant changes in the prices, marketing allowances or other important terms provided to any of these customers, or adverse developments with respect to the financial condition of these customers, could harm our operating results.

Our net sales are concentrated among a small number of our customers. Sales to our three largest customers in the aggregate represented 83%, and sales to our largest customer represented 35% of our net sales during fiscal 2024. We are under ongoing pressure from our major customers to offer lower prices, extend payment terms, increase marketing and other allowances and other terms more favorable to these customers because our sales to these customers are concentrated, and provide the market in which we operate is very competitive. Customer demands have put continued pressure on our operating margins and profitability, resulted in periodic contract renegotiation to provide more favorable prices and terms to these customers and significantly increased our working capital needs. The loss of or a significant decline in sales to any of these customers could adversely affect our business, results of operations, and financial condition. In addition, customer concentration leaves us vulnerable to any adverse change in the financial condition of these customers.

We regularly review our accounts receivable and allowance for credit losses by considering factors such as historical experience, credit quality and age of the accounts receivable, and the current economic conditions that may affect a customer’s ability to pay amounts owed to us. We participate in trade accounts receivable discount programs with our major customers. If the creditworthiness of any of our customers was downgraded, we could be adversely affected as we may be subjected to higher interest rates on the use of these discount programs or we could be forced to wait longer for payment. Should our customers experience significant cash flow problems, our financial position and results of operations could be materially and adversely affected, and our losses could include the outstanding receivable balance, Used Cores expected to be returned by customers, and the value of the Remanufactured Cores held at customers’ locations. We maintain an allowance for credit losses that, in our opinion, provides for an adequate reserve to cover losses that may be incurred. However, we cannot assure you that our losses will not exceed our reserve for the reasons and risks above. Changes in terms with, significant allowances for, and collections from these customers could affect our operating results and cash flows.

Failure to compete effectively could reduce our market share and significantly harm our financial performance.

Our industry is highly competitive, and our success depends on our ability to compete with suppliers of automotive aftermarket products, some of which may have substantially greater financial, marketing and other resources than we do. The automotive aftermarket industry is highly competitive, and our success depends on our ability to compete with domestic and international suppliers of automotive aftermarket products. Due to the diversity of our product offering, we compete with several large and medium-sized companies, including (i) BBB Industries, First Brands and DRIV for hard parts, (ii) Burke Porter and Loccionni for test solutions and diagnostic equipment, and (iii) a large number of smaller regional and specialty companies. We also face competition from original equipment manufacturers, which, through their automotive dealerships, supply many of the same types of replacement parts we sell. In addition, other overseas competitors, particularly those located in China, are increasing their operations and are becoming a significant competitive force.

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

•	engage in more extensive research and development; and
•	allocate more money and resources on marketing and promotion.

Increased competition could put additional pressure on us to reduce prices or take other actions, which may have an adverse effect on our operating results. We may also lose significant customers or lines of business to competitors.

If we do not respond appropriately, the evolution of the automotive industry could adversely affect our business.

The automotive industry is increasingly focused on the development of hybrid and electric vehicles and of advanced driver assistance technologies, with the goal of a commercially-viable, fully-automated driving experience. There has also been an increase in consumer preferences for mobility on demand services, such as car and ride sharing, as opposed to automobile ownership, which may result in a long-term reduction in the number of vehicles per capita. In addition, some industry participants are exploring transportation through alternatives to automobiles. These evolving areas have also attracted increased competition from entrants outside the traditional automotive industry. If we do not continue to innovate and develop, or acquire, new and compelling products that capitalize upon new technologies in response to consumer preferences, it could have an adverse impact on our results of operations. These changes may also reduce demand for our products for combustion engine vehicles.

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

In addition to the continuous pressure on pricing which we have experienced from our largest customers, we also may not be able to recoup the higher costs of our products due to changes in the prices of raw materials, including, but not limited to, aluminum, copper, steel, and cardboard. We recover a substantial portion of our raw materials from Used Cores returned to us by our customers through the core exchange programs. To supplement Used Cores received from our customers, we purchase Used Cores from core brokers. Although this is not a primary source of Used Cores, it is a critical source for meeting our raw material demands. The higher prices of these Used Cores that we purchase could impact the cost of raw materials. Raw material price increases have had an impact on our product costs and profitability and continued increases will similarly adversely affect us.

Our financial results are affected by automotive parts failure rates that are outside of our control.

Our operating results are affected over the long term by automotive parts failure rates. These failure rates are impacted by a number of factors outside of our control, including the reliability and durability of vehicles and parts, the number of miles driven by consumers, and the average age of vehicles on the road. These trends could reduce the demand for our products and thus adversely affect our sales and profitability.

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

A significant portion of automotive parts and components we use in our remanufacturing process are imported from suppliers located outside the U.S., including China and other countries in Asia. As a result, we are subject to various risks of doing business in foreign markets and importing products from abroad, such as the following, which we have experienced in the last fiscal year:

●	significant delays in the delivery of cargo due to port security and over-crowding considerations;
●	imposition of duties, taxes, tariffs or other charges on imports;
●	financial or political instability in the countries in which our product is manufactured;
●	potential recalls or cancellations of orders for products that do not meet our quality standards;
●	disruption of imports by labor disputes or strikes and local business practices;
●	inability of our non-U.S. suppliers to obtain adequate credit or access liquidity to finance their operations; and
●	natural disasters, conflicts, disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods.

We also face the following risks related to doing business in foreign markets and importing products from abroad:

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

●	our ability to enforce agreements with our foreign suppliers.

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

Products manufactured overseas and imported into the U.S. and other countries are subject to import restrictions and duties, which could delay their delivery or increase their cost. We are regularly in contact with customs officials from various countries and disagree from time to time on the amounts due. In addition, government agencies and self-regulatory organizations have the ability to conduct periodic examinations of and administrative proceedings regarding our business.

Our operating results may continue to fluctuate significantly.

We have experienced significant variations in our annual and quarterly results of operations. These fluctuations have resulted from many factors, including shifts in the demand and pricing for our products, general economic conditions, including changes in prevailing interest rates, wage inflation and multiple minimum wage increases in Mexico in the past and likely in the future, and the introduction of new products. Our gross profit percentage fluctuates due to numerous factors, some of which are outside of our control. These factors include the timing and level of marketing allowances provided to our customers, actual sales during the relevant period, pricing strategies, the mix of products sold during a reporting period, and general market and competitive conditions. We also incur allowances, accruals, charges and other expenses that differ from period to period based on changes in our business, which causes our operating income to fluctuate.

Natural disasters or other disruptions in our business in California and Baja California, Mexico could increase our operating expenses or cause us to lose revenues.

A substantial portion of our operations are located in Southern California and Baja California, Mexico, including our headquarters, remanufacturing and warehouse facilities. Any natural disaster, such as an earthquake, or other damage to our facilities from weather, fire or other events could cause us to lose inventory, delay delivery of orders to customers, incur additional repair-related expenses, disrupt our operations or otherwise harm our business. These events could also disrupt our information systems, which would harm our ability to manage our operations worldwide and compile and report financial information. As a result, we could incur additional expenses or liabilities or lose revenues, which could exceed any insurance coverage and would adversely affect our financial condition and results of operations. During fiscal 2024, we sustained minor damage from rain, which resulted in short-term power outages.

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

Our international operations, especially our operations in Mexico, increase our exposure to political, criminal or economic instability in the host countries and to currency fluctuations. Risks are inherent in international operations, including:

•	exchange controls and currency restrictions;
•	currency fluctuations and devaluations;
•	changes in local economic conditions;
•	repatriation restrictions (including the imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries);
•	global sovereign uncertainty and hyperinflation;
•	laws and regulations relating to export and import restrictions;
•	exposure to government actions;
•	increased required employment related costs; and
•	exposure to local political or social unrest including resultant acts of war, terrorism or similar events.

These and other factors may have a material adverse effect on our international activities and on our business, results of operations and financial condition. Our overall success as a business depends substantially upon our ability to manage our foreign operations. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business, and failure to do so could materially and adversely impact our business, results of operations, and financial condition.

Unfavorable currency exchange rate fluctuations could adversely affect us.

We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. In fiscal 2024, approximately 27% of our total expenses were in currencies other than the U.S. dollar. As a result of our extensive operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso. To mitigate this currency risk, we enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. We also enter into forward foreign exchange contracts to exchange U.S. dollars for Chinese yuan in order to mitigate risk related to our purchases and payments to our Chinese vendors. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. These contracts generally expire in a year or less. Any change in the fair value of foreign exchange contracts is accounted for as an increase or decrease to foreign exchange impact of lease liabilities and forward contracts in the consolidated statements of operations. We recorded a non-cash loss of $1,373,000, a non-cash gain of $2,776,000, and a non-cash loss of $316,000 due to the change in the fair value of the forward foreign currency exchange contracts during fiscal 2024, 2023, and 2022, respectively. In addition, we recorded gains of $5,187,000, $6,515,000, and $1,989,000 in connection with the remeasurement of foreign currency-denominated lease liabilities during fiscal 2024, 2023, and 2022, respectively.

Changes in trade policy and other factors beyond our control could materially adversely affect our business.

We are affected by trade policy, including the North American Free Trade Agreement (“NAFTA”) and the World Trade Organization (the “WTO”). In December 2019, the United States, Mexico and Canada signed the amended United States-Mexico-Canada Agreement (the “USMCA”), which replaced NAFTA. In July 2020, the U.S. notified the United Nations of its intention to withdraw from the WTO. While the current presidential administration has rejoined the WTO, it remains difficult to predict what effect the USMCA, the WTO or other trade agreements and organizations will have on our business. If the U.S. were to withdraw from or materially modify any other international trade agreements to which it is a party or if the U.S. imposes significant additional tariffs on imports from China or other restrictions, it could have an adverse impact on our business.

Possible new tariffs that might be imposed by the United States government could have a material adverse effect on our results of operations.

The U.S. government has placed tariffs on certain goods imported from China and may impose new tariffs on goods imported from China and other countries, including products that we import. In retaliation, China has responded by imposing tariffs on a wide range of products imported from the U.S. and by adjusting the value of its currency. If renegotiations of existing tariffs are unsuccessful or additional tariffs or trade restrictions are implemented by the U.S. or other countries in connection with a global trade war, the resulting escalation of trade tensions could have a material adverse effect on world trade and the global economy. Even in the absence of further tariffs or trade restrictions, the related uncertainty and the market's fear of an economic slowdown could lead to a decrease in consumer spending, and we may experience lower net sales than expected. Reduced net sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses.

Risks Related to Our Indebtedness

Our debt can impact our operating results and cash flows and limit our operations.

As of March 31, 2024, we had $128,000,000 of debt outstanding under our credit facility, which is at variable interest rates. Fluctuations in those rates could impact our operating results and cash flows. In particular, interest rates have been rising recently, which increases our interest expense. The weighted average interest on our debt was 8.43% at March 31, 2024 compared with 8.12% at March 31, 2023. In addition, our credit facility has covenants that limit aspects of our operations.

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

Our stock price has fluctuated in the past and may decline substantially in the future as a result of developments in our business, the volatile nature of the stock market, and other factors beyond our control. Our stock price and the stock market generally has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, including: (i) our operating results failing to meet the expectations of securities analysts or investors in any period, (ii) downward revisions in securities analysts’ estimates, (iii) market perceptions concerning our future earnings prospects, (iv) public or private sales of a substantial number of shares of our common stock, (v) adverse changes in general market conditions or economic trends, and (vi) market shocks generally or in our industry. Our stock price is also affected by volume, which impacts the ability of investors to buy or sell our stock.

General Risk Factors

We have made and may continue to make strategic acquisitions of other companies and businesses, and these acquisitions have and may continue to introduce significant risks and uncertainties, including risks related to integrating the acquired businesses and achieving benefits from the acquisitions.

In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include:

•	the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner;
•	the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions;
•	the potential loss of key employees of the acquired businesses;
•	the risk of diverting the attention of senior management from our operations;
•	risks associated with integrating financial reporting and internal control systems;
•	difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; and
•	future impairments of any goodwill of an acquired business.

We may also incur significant expenses to pursue and consummate acquisitions. Any of the foregoing, or a combination of them, could cause us to incur additional expenses and materially and adversely impact our business, financial condition, results of operations or liquidity.

Increasing attention to environmental, social, and governance matters may impact our business, financial results, or stock price.

In recent years, increasing attention has been given to corporate activities related to environmental, social, and governance (“ESG”) matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities, and other members of the investing community. These activities include increasing attention and demands for action related to climate change and promoting the use of energy saving building materials. As they evaluate investment decisions, many investors and customers, look not only at company disclosures but also to ESG rating systems that have been developed by third parties to allow ESG comparisons among companies. Although we participate in a number of these ratings systems, we do not participate in all such systems. The criteria used in these ratings systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us accurately or other companies accurately or that other companies have provided them with accurate data. We supplement our participation in ratings systems with published disclosures of our ESG activities, but some investors may desire other disclosures that we do not provide.  We also incur significant costs in complying with reporting obligations and could incur liability if a regulator or other third party disagrees with our statements.

In addition, the SEC recently issued final rules that mandate additional ESG disclosure and impose other requirements on us. In addition, some of the domestic and foreign jurisdictions in which we operate could mandate additional ESG disclosure and impose additional requirements on us. For example, in October 2023, California passed two bills that require certain companies that do business in California to disclose their GHG emissions and climate-related financial risks starting in 2026. A failure to comply with investor or customer expectations and standards, which are evolving, or if we are perceived to not have responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, could also cause reputational harm to our business, cause certain investors to be unwilling to invest in our stock, which could adversely impact our ability to raise capital and could have other material adverse effects on us.

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

The products we manufacture or contract to manufacture contain small quantities of Tin and Gold. We manufacture or contract to manufacture one product with small quantities of Tantalum. For the reporting year ending December 31, 2023, we surveyed 255 smelters or refiners for these minerals that are, or could be, in our supply chain. Of these, 87% were validated as Compliant or Conformant as conflict-free, per publicly available information on the Conflict Free Sourcing Initiative website. We have not been able to ascertain the conflict-free status of the remaining smelters or refiners.

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

The incidence of cyber-attacks and other breaches of information technology security have increased worldwide. Cyber-attacks or other breaches of network or information technology security may cause equipment failure or disruption to our operations. We may face such attacks through use of malware, computer viruses, attachments to e-mails and other means for disruption or unauthorized access The risk of a cybersecurity attack, including by computer hackers (individual or hacking organizations), foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. The techniques and sophistication used to conduct cyber-attacks and breaches of IT systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time.

We have been impacted by security incidents in the past and will likely continue to experience security incidents of varying degrees. The preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber-attack in the future. As cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful. To the extent that any disruption or security breach results in a loss or damage to our data or unauthorized disclosure of confidential information, it could cause significant damage to our reputation, affect our relationship with our customers, suppliers and employees, and lead to claims against us and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future including if such security breaches result in a violation of applicable federal and state privacy and other laws, or subject us to private consumer, business partner, or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. While we maintain specific cyber insurance coverage, which may apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Material Effects of Cybersecurity Incidents

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition. Further information regarding cybersecurity risks can be found in Item 1A. Risk Factors - risks relating to “cyber-attacks or other breaches of information technology security could adversely impact our business and operation”.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity program designed to provide structured and thorough cybersecurity risk management and governance. Our cybersecurity program prioritizes, among other things, prevention of unauthorized access; protection of sensitive information; detection, assessment, and response to cyber threats; and continuous improvement of our cybersecurity measures. We seek to achieve our cybersecurity program priorities through a multi-pronged approach to address cyber threats and incidents that includes (i) implementation of various industry best practices, (ii) proactive monitoring of our IT systems, (iii) ongoing employee training, (iv) quarterly phishing campaigns, (v) continued education for our cybersecurity team, and (vi) regular risk assessments. We also maintain cyber insurance coverage to help mitigate a portion of the potential costs in the event of covered events.

Our cybersecurity program is aligned with various frameworks for managing cybersecurity risks, such as the National Institute of Standards and Technology Cybersecurity Framework for IT.  We have an Information Technology Steering Committee that oversees the IT function, material projects, budgeting, and cybersecurity.  In addition, we have an Incident Response Team, as highlighted in our cybersecurity policy to respond to any information security risks or incidents.  These committees report directly to the Audit Committee of the Board of Directors, which is responsible for overall oversight of the Company’s cybersecurity program.

We rely upon both internal and external resources for evaluating and enhancing our cyber posture. Our information security team works with external cybersecurity firms to review and provide feedback on improving our cybersecurity program, including in the areas of data protection, threat and vulnerability management, and end-point protection. We require annual cybersecurity training by our employees, send out regular tips and memos to help our employees recognize phishing emails and other social engineering tactics, and provide various methods for employees to report suspicious activity that may give rise to a cyber-incident or threat. Significant results of such testing and reviews are communicated to our executive management team and our Audit Committee, as applicable, and are utilized in our cybersecurity program’s continuous improvement process.

In response to the growing risks associated with third-party service providers, we do not have any direct connections between our enterprise resource planning (“ERP”) system to our third-party suppliers and their access to our IT systems that could significantly disrupt our operations.

We maintain a set of core practices and procedures when responding to certain high-risk information security threats and incidents, which are designed to ensure appropriate resources are utilized to provide an effective, timely, and coordinated response in managing crises, including significant cyber threats and incidents. Our Management Risk Committee will assume overall responsibility in an effort to ensure that the appropriate functions and work streams are mobilized and coordinated to effectively manage any significant cyber events.

We have been a target of cyberattacks and other hacking activities, as have certain of our third-party service providers. While our cybersecurity program is designed to prevent unauthorized access and protect sensitive information, including through continuous improvement of our cybersecurity measures, and we have not experienced any material cyber threats or incidents to date, we can give no assurance that we will be able to prevent, identify, respond to, or mitigate the impact of all cyber threats or incidents. To the extent future cyber threats or incidents result in significant disruptions and costs to our operations, reduce the effectiveness of our internal controls over financial reporting, or otherwise substantially impact our business, it could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. For additional discussion on our cybersecurity risks, refer to Item 1A. “Risk Factors” of this Form 10-K.

Cybersecurity Governance

Our Board of Directors oversees the management of risks inherent in the operation of our business, with a focus on the most significant risks that we face, including those related to cybersecurity. Our Board of Directors has delegated oversight of cybersecurity, including privacy and information security, as well as enterprise risk management to the Audit Committee. In connection with that oversight responsibility, our VP of IT and General Counsel meet with the Audit Committee on a quarterly basis to provide information and updates on a range of cybersecurity topics which may include our cybersecurity program and governance processes; cyber risk monitoring and management; the status of projects to strengthen our cybersecurity and privacy capabilities; recent significant incidents or threats impacting our operations, industry, or third-party suppliers; and the emerging threat landscape.

Our cybersecurity team is managed by a dedicated information security team, led by our VP of IT. Our VP of IT has more than 25 years of information technology experience across various disciplines, including nearly 15 years of experience in the financial, re-manufacturing, and distribution industries. She has led our global information security organization for almost three years. In addition to her employment experience in the cybersecurity field, our VP of IT has a Bachelor’s of Business Administration and Computer Information Systems, and meets regularly with other members of our executive team to provide relevant updates on our cybersecurity program.

Item 2.	Properties

The following sets forth the location, type of facility, square footage and ownership interest in each of our material facilities.

Location	Type of Facility	Approx. Square Feet	Leased or Owned	Expiration
Torrance, CA	Remanufacturing, Warehouse, Administrative, and Office	231,000	Leased	March 2032
Tijuana, Mexico	Remanufacturing, Warehouse, and Office	312,000	Leased	August 2033
Tijuana, Mexico	Distribution Center and Office	410,000	Leased	December 2032
Tijuana, Mexico	Remanufacturing, Warehouse, and Office	199,000	Leased	December 2032
Tijuana, Mexico	Core Induction, Warehouse, and Office	173,000	Leased	December 2032
Tijuana, Mexico	Warehouse	68,000	Leased	June 2026
Singapore & Malaysia	Remanufacturing, Warehouse, and Office	144,000	Leased	Various through September 2032
Shanghai, China	Warehouse and Office	27,000	Leased	March 2027
Ontario, Canada	Remanufacturing, Warehouse, and Office	157,000	Leased	May 2026
Ontario, Canada	Manufacturing, Warehouse, and Office	35,000	Leased	December 2024

We believe the above mentioned facilities are sufficient to satisfy our current and foreseeable operations.

Item 3.	Legal Proceedings

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

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol MPAA. As of June 4, 2024, there were 19,662,380 shares of common stock outstanding held by 10 holders of record.

Purchases of Equity Securities by the Issuer

Share repurchase activity during the fourth quarter of fiscal 2024 was as follows:
Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

January 1 - January 31, 2024:
Open market and privately negotiated purchases	-	$-	-	$18,255,000
February 1 - February 29, 2024:
Open market and privately negotiated purchases	-	$-	-	18,255,000
March 1 - March 31, 2024:
Open market and privately negotiated purchases	-	$-	-	18,255,000
Total	0		0	$18,255,000

(1)
As of March 31, 2024, $18,745,000 of the $37,000,000 was utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our Credit Facility. We retired the 837,007 shares repurchased under this program through March 31, 2024. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Equity Compensation Plan Information

The following summarizes our equity compensation plans as of March 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c )
Equity compensation plans approved by security holders	2,122,863	(1)	$9.32	(2)	430,129	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	2,122,863		$9.32		430,129

(1)
Consists of (i) 140,299 restricted stock units (“RSUs”), 192,696 performance stock units (PSU’s), and 975,884 stock options issued under the Fourth Amended and Restated 2010 Incentive Award Plan (the “2010 Plan”) and (ii) 100,624 RSUs, 581,227 PSUs, and 132,133 stock options issued under our 2022 Incentive Award Plan (the “2022 Plan”).

(2)	The weighted average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs and PSUs, since RSUs and PSUs have no exercise price.
(3)	Consists of shares available for future issuance under our 2022 Plan.

Stock Performance Graph

The following graph compares the cumulative return to holders of our common stock for the five years ending March 31, 2024 with the NASDAQ Composite Total Returns Index and the Zacks Retail and Wholesale Auto Parts Index. The comparison assumes $100 was invested at the close of business on March 31, 2019 in our common stock and in each of the comparison groups, and assumes reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2024
250.00
200.00
150.00
100.00
50.00
0.00
2019
2020
2021
2022
2023
2024
Motorcar Parts of America, Inc.
NASDAQ Composite-Total Return
Zacks Retail and Wholesale Auto Parts Index

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

Highlights and Accomplishments in Fiscal 2024

During fiscal 2024, we continued to execute our strategic plan – focusing on meaningful growth and improving profitability by leveraging our offshore infrastructure, industry position and customer relationships. The following significant accomplishments support our optimism moving forward:

•	Sales increased by 5.1 percent to a record $717.7 million, despite industry softness in the fiscal fourth quarter;
•	Increased market share for our brake-related product lines for both our branded Quality-Built® and our private label retail brake products;
•	Expanded brand equity by increasing sales under the MPA portfolio of brands, including Quality-Built®, in the professional installer market;
•	Sales growth in our recently launched Mexican market continued to accelerate, driven by market share gains through additional business being awarded by current customers;
•	Secured additional commitments for our JBT-1 bench-top testers that are being rolled-out to the majority of retail stores in North America;
•	Gross profit increased 16.3 percent to $132.6 million;
•	Gross margin increased 1.8 percentage points to 18.5 percent;
•	Opened a new facility in Malaysia to support manufacturing of wheel hub products for direct shipments to our customers;
•	Operating income increased 26.5 percent to $46.1 million;
•	Generated cash from operating activities of approximately $39.2 million;
•	Reduced net bank debt by $32.5 million to $114.0 million;
•	Restructured our credit agreement to eliminate the senior leverage ratio financial covenant;
•	Retired our term loans and materially reduced the balance of our revolving facility;
•	Instituted a vendor supply chain financing program to support our strategy for neutralization of working capital; and
•	Made significant progress on enhancing our Environmental, Social and Governance practices on a global basis.

Trends Affecting Our Business

Our business is impacted by various factors within the economy that affect both our customers and our industry, including but not limited to inflation, interest rates, disruptions in the supply chain, fuel costs, wage rates, and other economic conditions. Given the nature of these various factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

Inflation

The cost to manufacture and distribute our products is impacted by the cost of raw materials, finished goods, labor, and transportation. During fiscal 2024, we experienced increased costs of raw materials, finished goods, higher labor costs in Mexico, and other administrative costs. We can only pass our increased costs onto customers on a limited basis. Future general price inflation and its impact on costs and availability of materials could adversely affect our financial results.

Interest Rates

Interest rates remain high in an effort to curb on-going inflation. We are experiencing higher interest costs for our accounts receivable discount programs and borrowings under our credit facility, which have interest costs that vary with interest rate movements. The majority of our interest costs result from our accounts receivable discount programs, which had a weighted average discount rate of 6.8% for fiscal 2024 compared with 5.3% for fiscal 2023. These continued higher interest rates and any future increases in interest rates will continue to adversely impact our financial results.

Segment Reporting

Our three operating segments are as follows:

•
Hard Parts, which includes (i) light duty rotating electric products such as alternators and starters, (ii) wheel hub products, (iii) brake-related products, including brake calipers, brake boosters, brake rotors, brake pads and brake master cylinders, and (iv) turbochargers,

•
Test Solutions and Diagnostic Equipment, which includes (i) applications for combustion engine vehicles, including bench-top testers for alternators and starters, (ii) equipment for the pre- and post-production of electric vehicles, and (iii) software emulation of power system applications for the electrification of all forms of transportation (including automobiles, trucks, the emerging electrification of systems within the aerospace industry, and electric vehicle charging stations), and

•	Heavy Duty, which includes non-discretionary automotive aftermarket replacement hard parts for heavy-duty truck, industrial, marine, and agricultural applications.

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

In preparing our consolidated financial statements, we use estimates and assumptions for matters that are inherently uncertain. We base our estimates on historical experiences and reasonable assumptions. Our use of estimates and assumptions affect the reported amounts of assets, liabilities and the amount and timing of revenues and expenses we recognize for and during the reporting period. We are not currently aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of March 31, 2024. However, these estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

During fiscal 2024, we launched a supplier finance program as part of our ongoing efforts to improve cash flow and liquidity. This program allows certain of our suppliers to sell their receivables due from us to a participating financial institution at the sole discretion of both the supplier and the financial institution. The program is administered by a third party. We have no economic interest in the sale of these receivables and no direct relationship with the financial institution. Payments to the third-party administrator are based on services rendered and are not on related to the volume or number of financing agreements between suppliers, financial institution, and the third-party administrator. We are not a party to agreements negotiated between participating suppliers and the financial institution. Our obligations to our suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in this program. We do not provide guarantees and there are no assets pledged to the financial institution or the third-party administrator for the committed payment in connection with this program. As of March 31, 2024, we had $1,695,000 of outstanding supplier obligations confirmed under this program, included in accounts payable in the consolidated balance sheet.

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

•
We record an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. We periodically review inventory to identify excess quantities and part numbers that are experiencing a reduction in demand. Any part numbers with quantities identified during this process are reserved for at rates based upon our judgment, historical rates, and consideration of possible scrap and liquidation values which may be as high as 100% of cost if no liquidation market exists for the part. As a result of this process, we recorded reserves for excess and obsolete inventory of $17,372,000 and $16,436,000 at March 31, 2024 and 2023, respectively. This increase in the reserve was primarily due to excess inventory of certain finished goods on hand at March 31, 2024 compared with March 31, 2023.

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

Customer deposits represent the receipt of prepayments from customers for the obligation to transfer goods or services in the future. We classify these customer deposits as short-term contract liabilities as we expect to satisfy these obligations within our normal operating cycle, which is generally one year.

Customer Finished Goods Returns Accrual

The customer finished goods returns accrual represents our estimate of our exposure to customer returns, including warranty returns, under our general right of return policy to allow customers to return items that their end user customers have returned to them and from time to time, stock adjustment returns when the customers’ inventory of certain product lines exceeds the anticipated sales to end-user customers. The customer finished goods returns accrual represents the Unit Value of the estimated returns and is classified as a current liability due to the expectation that these returns will occur within the normal operating cycle of one year. Our customer finished goods returns accrual was $38,312,000 and $37,984,000 at March 31, 2024 and 2023, respectively. The change in the customer finished goods returns accrual primarily resulted from the timing of returned goods authorizations (“RGAs”) issued at March 31, 2024 compared with March 31, 2023.

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

Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable income. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. A valuation allowance is established when we believe it is not more likely than not all or some of a deferred tax assets will be realized. In evaluating our ability to recover deferred tax assets within the jurisdiction in which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, past financial performance, and tax planning strategies. Deferred tax assets arising primarily as a result of net operating loss carry-forwards and research and development credits in connection with our Canadian operations have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. During the year ended March 31, 2024, we recorded a discrete non-cash valuation allowance of $38,009,000 on U.S. federal and various state deferred tax assets that is considered not more likely than not to be realized under U.S. GAAP. Should the actual amount differ from our estimate, the amount of our valuation allowance could be impacted.

We have made an accounting policy election to recognize the U.S. tax effects of global intangible low-taxed income as a component of income tax expense in the period the tax arises.

Results of Operations

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating consolidated data for the periods indicated:

	Fiscal Years Ended March 31,
	2024	2023	2022

Cash flows provided by (used in) operations	$39,172,000	$(21,754,000)	$(44,862,000)
Finished goods turnover (1)	3.7	3.6	3.8

(1)
Finished goods turnover is calculated by dividing the cost of goods sold for the year by the average of beginning and ending non-core finished goods inventory values, for each fiscal year. We believe that this provides a useful measure of our ability to turn our inventory into revenues.

Fiscal 2024 Compared with Fiscal 2023

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Fiscal Years Ended March 31,
	2024	2023

Net sales to external customers	$717,684,000	$683,074,000
Cost of goods sold	585,133,000	569,112,000
Gross profit	132,551,000	113,962,000
Gross profit percentage	18.5%	16.7%

Net Sales. Our consolidated net sales for fiscal 2024 were $717,684,000, which represents an increase of $34,610,000, or 5.1%, from fiscal 2023 of $683,074,000 due to strong demand for both our rotating electric and brake-related product lines.

The following summarizes consolidated net sales by product mix:

	Fiscal Years Ended March 31,
	2024	2023

Rotating electrical products	66%	67%
Brake-related products	20%	18%
Wheel hub products	10%	11%
Other products	4%	4%
	100%	100%

Gross Profit. Our consolidated gross profit for fiscal 2024 increased $18,589,000, or 16.3%, to $132,551,000 from $113,962,000 for fiscal 2023. Our consolidated gross margin, as a percentage of consolidated net sales, improved by 1.8% for fiscal 2024 to 18.5% from 16.7% for fiscal 2023. This improvement is due to better utilization of our facilities and the benefit of price increases that went into effect during current and prior periods.

In addition, our gross margin for fiscal 2024 compared with fiscal 2023 was impacted by (i) additional expenses of $7,472,000 and $8,195,000, respectively, primarily due to certain costs for disruptions in the supply chain, (ii) amortization of core and finished goods premiums paid to customers related to new business of $10,963,000 and $11,791,000, respectively, and (iii) the non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, which resulted in a write-down of $5,353,000 and $3,736,000, respectively.

In addition, gross margin for fiscal 2023 was impacted by a $2,034,000 reduction of payroll expense for the Employee Retention Credit (“ERC”).

Operating Expenses

The following summarizes consolidated operating expenses:

	Fiscal Years Ended March 31,
	2024	2023

General and administrative	$57,769,000	$54,756,000
Sales and marketing	22,481,000	21,729,000
Research and development	9,995,000	10,322,000
Foreign exchange impact of lease liabilities and forward contracts	(3,814,000)	(9,291,000)
Percent of net sales
General and administrative	8.0%	8.0%
Sales and marketing	3.1%	3.2%
Research and development	1.4%	1.5%
Foreign exchange impact of lease liabilities and forward contracts	(0.5)%	(1.4)%

General and Administrative. Our general and administrative expenses for fiscal 2024 were $57,769,000, which represents an increase of $3,013,000, or 5.5%, from fiscal 2023 of $54,756,000. This increase was primarily due to (i) $2,960,000 of increased employee incentives, (ii) $1,075,000 of increased employee-related expenses which resulted from the $1,377,000 employee retention credit recorded in the prior year partially offset by lower expenses due to cost-cutting measures, and (iii) $1,033,000 of increased professional services. These increases were partially offset by (i) $952,000 of decreased severance and (ii) the benefit of our continued cost-cutting measures at our offshore locations.

Sales and Marketing. Our sales and marketing expenses for fiscal 2024 were $22,481,000, which represents an increase of $752,000, or 3.5%, from fiscal 2023 of $21,729,000. This increase was primarily due to (i) the $968,000 employee retention credit recorded in the prior year and (ii) $467,000 of increased commissions due to higher sales. These increases were partially offset by our cost-cutting measures, which included (i) $375,000 of decreased marketing and advertising expenses and (ii) $218,000 of decreased trade show expense.

Research and Development. Our research and development expenses for fiscal 2024 were $9,995,000, which represents a decrease of $327,000, or 3.2%, from fiscal 2023 of $10,322,000. This decrease was primarily due to a headcount reduction and a reduction in research and development expenses. These decreases were partially offset by the $725,000 employee retention credit recorded in the prior year.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts for fiscal 2024 and 2023 were non-cash gains of $3,814,000 and $9,291,000, respectively. This change during fiscal 2024 compared with fiscal 2023 was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities, which resulted in non-cash gains of $5,187,000 and $6,515,000, respectively, due to foreign currency exchange rate fluctuations and (ii) the forward foreign currency exchange contracts, which resulted in a non-cash loss of $1,373,000 compared with a non-cash gain of $2,776,000, respectively, due to the changes in their fair values.

Operating Income

Consolidated Operating Income. Our consolidated operating income for fiscal 2024 was $46,120,000, which represents an increase of $9,674,000, or 26.5%, from fiscal 2023 of $36,446,000. Operating income increased primarily due to higher gross profit, which was partially offset by higher operating expenses as discussed above.

Interest Expense

Interest Expense, net. Our interest expense for fiscal 2024 was $60,040,000, which represents an increase of $20,485,000, or 51.8%, from interest expense for fiscal 2023 of $39,555,000. This increase was primarily due to (i) higher interest rates and increased collection of receivables utilizing accounts receivable discount programs on higher sales, (ii) higher interest rates offset by lower average outstanding balances under our credit facility, and (iii) non-cash interest expense incurred on the convertible notes issued on March 31, 2023.

Change in Fair Value of Compound Net Derivative Liability

Change in Fair Value of Compound Net Derivative Liability. Our change in fair value of compound net derivative liability for fiscal 2024 was a non-cash gain of $1,020,000 associated with the convertible notes issued on March 31, 2023.

Loss on Extinguishment of Debt

Loss on Extinguishment of Debt. Our loss on extinguishment of debt was $168,000 in connection with the repayment of the remaining outstanding balance of our term loans during fiscal 2024.

Provision for Income Taxes

Income Tax. We recorded an income tax expense of $36,176,000, or an effective tax rate of (276.8)%, and $1,098,000, or an effective tax rate of (35.3)%, for fiscal 2024 and 2023, respectively. During fiscal 2024, we recorded a discrete non-cash valuation allowance of $38,009,000 on our U.S. federal and various state deferred tax assets primarily due to recent losses. The effective tax rate for fiscal 2024, was primarily impacted by (i) the valuation allowance on U.S. and Canadian deferred tax assets that we do not expect to be realized, (ii) excess tax benefit from stock-based compensation, (iii) non-deductible executive compensation under Internal Revenue Code Section 162(m), and (iv) foreign income taxed at rates that are different from the federal statutory rate.

Fiscal 2023 Compared with Fiscal 2022

A discussion of the changes in our results of operations for the year ended March 31, 2023, as compared with the year ended March 31, 2022, has been omitted from this Form 10-K but may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the annual report on Form 10-K for the year ended March 31, 2023, filed with the SEC on June 14, 2023, which is available free of charge on the SEC’s website at www.sec.gov by searching with our ticker symbol “MPAA” or at our internet address, www.motorcarparts.com, by clicking “Investors” located at the top of the page.

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $156,034,000 and $154,886,000, a ratio of current assets to current liabilities of 1.4:1.0 at March 31, 2024 and 2023, respectively.

Our primary source of liquidity was from cash generated from operations during fiscal 2024. We believe cash generated from operations, our cash and cash equivalents, use of accounts receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our working capital needs, and lease and capital expenditure obligations over the next 12 months.

Cash Flows

The following summarizes cash flows as reflected in the consolidated statements of cash flows:

	Fiscal Years Ended March 31,
	2024	2023	2022
Cash provided by (used in):
Operating activities	$39,172,000	$(21,754,000)	$(44,862,000)
Investing activities	(479,000)	(4,191,000)	(7,938,000)
Financing activities	(36,439,000)	14,308,000	60,215,000
Effect of exchange rates on cash and cash equivalents	124,000	217,000	78,000
Net increase (decrease) in cash and cash equivalents	$2,378,000	$(11,420,000)	$7,493,000
Additional selected cash flow data:
Depreciation and amortization	$11,619,000	$12,444,000	$12,886,000
Capital expenditures	1,000,000	4,201,000	7,550,000

Fiscal 2024 Compared with Fiscal 2023

Net cash provided by operating activities was $39,172,000 for fiscal 2024 compared with net cash used in operations of $21,754,000 for fiscal 2023. The significant changes in our operating activities reflect (i) increased collections of our accounts receivable balances resulting from higher sales during the current year, (ii) the timing of supplier payments compared with the prior year, and (iii) continued investments in inventory to support anticipated future demand for our products compared with inventory reduction initiatives in the prior year. We continue to manage our working capital to maximize our operating cash flow.

Net cash used in investing activities was $479,000 and $4,191,000 for fiscal 2024 and 2023, respectively. The change in our investing activities primarily resulted from decreased capital expenditures.

Net cash used in financing activities was $36,439,000 for fiscal 2024 compared with net cash provided by financing activities of $14,308,000 for fiscal 2023. The change in our financing activities primarily resulted from (i) the net repayment of amounts outstanding under our credit facility of $30,325,000 during fiscal 2024 compared with $13,550,000 during fiscal 2023 and (ii) the payment of debt issuance costs incurred in connection with the amendments to our credit facility and convertible notes during fiscal 2024. During fiscal 2023 we generated proceeds, less debt issuance costs, from the issuance of $32,000,000 in convertible notes issued on March 31, 2023.

Fiscal 2023 Compared with Fiscal 2022

A discussion of the changes in our operating activities, investing activities, and financing activities for the year ended March 31, 2023, as compared with the year ended March 31, 2022, has been omitted from this Form 10-K but may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the annual report on Form 10-K for the year ended March 31, 2023, filed with the SEC on June 14, 2023, which is available free of charge on the SEC’s website at www.sec.gov by searching with our ticker symbol “MPAA” or at our internet address, www.motorcarparts.com, by clicking “Investors” located at the top of the page.

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

On August 3, 2023, we repaid the remaining outstanding balance of our Term Loans and recorded a loss on extinguishment of debt for the remaining unamortized debt issuance costs of $168,000 in the consolidated statement of operations.

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

We had $128,000,000 and $145,200,000 outstanding under the Revolving Facility at March 31, 2024 and 2023, respectively. In addition, $6,370,000 was outstanding for letters of credit at March 31, 2024. At March 31, 2024, after certain contractual adjustments, $100,915,000 was available under the Revolving Facility. The interest rate on our Revolving Facility was 8.43% and 8.13% respectively, at March 31, 2024 and 2023, respectively.

The Credit Facility, as amended, requires us to maintain a minimum fixed charge coverage ratio if undrawn availability is less than 22.5% of the aggregate revolving commitments and a specified minimum undrawn availability. During the period ended March 31, 2024, undrawn availability was greater than the 22.5% threshold, therefore, the fixed charge coverage ratio financial covenant was not required to be tested.

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

The aggregate proceeds from the offering were approximately $31,280,000, net of initial purchasers’ fees and other related expenses. The initial conversion rate is 66.6667 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.00 per share of common stock). At March 31, 2024, we had 28,214,757 shares of our common stock available to be issued if the Convertible Notes were converted.

In connection with the Note Purchase Agreement, we entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The Warrants do not become exercisable unless a Company Redemption (as defined below) occurs and the volume weighted average price of our common stock for 20 consecutive days prior to the redemption is less than $15.00. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at March 31, 2024 and 2023. We estimate the fair value of the Warrants at each balance sheet date. Any subsequent changes from the initial recognition in the fair value of the Warrants will be recorded in current period earnings in the consolidated statements of operations.

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

If there is a Fundamental Transaction, as defined in the Form of Convertible Promissory Note, we may redeem all or part of the Convertible Notes. Except in the case of the occurrence of a Fundamental Transaction, we may not redeem the Convertible Notes prior to March 31, 2026. After March 31, 2026, we may redeem all or part of the Convertible Notes for a cash purchase (the “Company Redemption”) price equal to the redemption price plus $5,000,000, but only if (i) we are listed on a national exchange, (ii) there is no “Event of Default” occurring and continuing and (iii) Adjusted EBITDA for the prior four quarters is greater than $80,000,000.  The “Redemption Price” shall mean a cash amount equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest. However, if the volume weighted average price of our common stock for 20 consecutive days prior to the notice of the Company Redemption is less than $15, the Purchasers may exercise the warrants and we will pay the Redemption Price plus $2,000,000.

The Conversion Option and the Company Redemption both met the criteria for bifurcation from the Convertible Notes as derivatives and have been combined as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the consolidated balance sheets. The fair value of the Conversion Option and the Company Redemption option using Level 3 inputs and the Monte Carlo simulation model was a liability of $9,800,000 and $10,400,000, and an asset of $2,390,000 and $1,970,000 at March 31, 2024 and 2023, respectively. We estimate the fair value of the Compound Net Derivative Liability at each balance sheet date. Any subsequent changes from the initial recognition in the fair value of the Compound Net Derivative Liability will be recorded in current period earnings in the consolidated statements of operations. During the year ended March 31, 2024, we recorded a gain of $1,020,000 as the change in fair value of the Compound Net Derivative Liability in the consolidated statement of operations and consolidated statement of cash flows.

The Convertible Notes also contain additional features, such as, default interest and options related to a Fundamental Transaction, requiring bifurcation which were not separately accounted for as the value of such features were not material at March 31, 2024 and 2023. Any subsequent changes from the initial recognition in the fair value of those features will be recorded in current period earnings in the consolidated statements of operations.

The Convertible Notes include customary provisions relating to the occurrence of Events of Default, which include the following: (i) certain payment defaults on the Convertible Notes; (ii) certain events of bankruptcy, insolvency and reorganization involving us or any of our subsidiaries; (iii) the entering of one or more final judgments or orders against us or any of our subsidiaries for an aggregate payment exceeding $25,000,000; (iv) the acceleration of senior debt; (v) certain failures of us to comply with certain provisions of the Note Purchase Agreement or material breaches of the Note Purchase Agreement by us or any of our subsidiaries; (vi) any material provision of the Note Purchase Agreement, the Convertible Notes, the guarantee, the subordination agreement, the warrants or the registration rights agreement, for any reason, ceases to be valid and binding on us or any subsidiary, or any subsidiary shall so claim in writing to challenge the validity of or our liability under the Note Purchase Agreement, the Convertible Notes, or the registration rights agreement; or (vii) we fail to maintain the listing of our capital stock on a national securities exchange. Events of Default will be subject to a 30-day cure period except for those related to clause (ii) and (iv) of the preceding sentence.

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

Unamortized debt issuance costs of $1,058,000 and $1,006,000 are presented in the balance sheet as a direct deduction from the carrying amounts of the Convertible Notes at March 31, 2024 and 2023, respectively. Debt issuance costs are amortized using the effective interest method through the maturity of the Convertible Notes and recorded in interest expense in the consolidated statements of operations. The effective interest rate was 18.3% as of March 31, 2024. Debt issuance costs of $360,000 allocated to the Compound Net Derivative Liability were immediately expensed to interest expense in the consolidated statements of operations for the year ended March 31, 2023.

Additionally, pursuant to the Note Purchase Agreement, subject to certain conditions, the Purchaser Representative shall have the right to nominate one director to serve (the “Investor Director”) on our Board of Directors (the “Board”). If an Investor Director is not currently serving on the Board, and subject to certain other conditions set forth in the Note Purchase Agreement, the Purchaser Representative shall have the right to designate one person to have observation rights with respect to all meetings of the Board. In connection with our entry into the Note Purchase Agreement, we appointed Douglas Trussler to serve on our Board.

Accounts Receivable Discount Programs

We use accounts receivable discount programs offered by certain customers and their respective banks. Under these programs, we have options to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These accounts receivable discount programs allow us to accelerate receipt of payment on customers’ receivables. While these arrangements have reduced our working capital needs, there can be no assurance that these accounts receivable discount programs will continue in the future. Interest expense resulting from these accounts receivable discount programs would increase if interest rates rise, if utilization of these accounts receivable discount programs expand, if customers extend their payment to us, or if the discount period is extended to reflect more favorable payment terms to customers.

The following is a summary of the accounts receivable discount programs:

	Fiscal Years Ended March 31,
	2024	2023
Receivables discounted	$618,012,000	$548,376,000
Weighted average days	336	328
Weighted average discount rate	6.8%	5.3%
Amount of discount as interest expense	$39,175,000	$26,432,000

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

Share Repurchase Program

In August 2018, our board of directors approved an increase in our share repurchase program from $20,000,000 to $37,000,000 of our common stock.  During fiscal 2024 and 2023, we did not repurchase any shares of our common stock.  During fiscal 2022, we repurchased 106,486 shares of our common stock for $1,914,000. As of March 31, 2024, $18,745,000 was utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our Credit Facility. We retired the 837,007 shares repurchased under this program through March 31, 2024. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Capital Expenditures and Commitments

Our total capital expenditures were $1,755,000 for fiscal 2024 and $4,792,000 for fiscal 2023. These capital expenditures include (i) cash paid for the purchase of plant and equipment plant, (ii) equipment acquired under finance leases, and (iii) non-cash capital expenditures. Capital expenditures for fiscal 2024 primarily include the purchase of equipment for our current operations. We expect to incur approximately $7,000,000 of capital expenditures primarily to support our global growth initiatives and current operations during fiscal 2025. We have used and expect to continue using our working capital and additional capital lease obligations to finance these capital expenditures.

Contractual Obligations

The following summarizes our contractual obligations and other commitments as of March 31, 2024 and the effect such obligations could have on our cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Finance lease obligations (1)	$3,825,000	$1,753,000	$1,539,000	$533,000	$-
Operating lease obligations (2)	101,759,000	12,676,000	23,568,000	22,054,000	43,461,000
Revolving facility (3)	128,000,000	-	-	128,000,000	-
Convertible notes (4)	56,704,000	-	-	56,704,000	-
Accrued core payment (5)	10,650,000	3,792,000	5,737,000	1,121,000	-
Core bank liability (6)	14,130,000	2,018,000	4,036,000	4,036,000	4,040,000
Finished goods liabilities (7)	549,000	404,000	145,000	-	-
Unrecognized tax benefits (8)	-	-	-	-	-
Other long-term obligations (9)	54,095,000	14,701,000	21,479,000	15,089,000	2,826,000
Total	$369,712,000	$35,344,000	$56,504,000	$227,537,000	$50,327,000

(1)	Finance lease obligations represent amounts due under finance leases for various types of equipment.

(2)	Operating lease obligations represent amounts due for rent under our leases for all our facilities, certain equipment, and our Company automobile.

(3)
Obligations under our Revolving Facility mature on December 12, 2028. This debt is classified as a short term liability on our balance sheet as we expect to use our working capital to repay the amounts outstanding under our revolving loan.

(4)
Obligations under our Convertible Notes mature on March 30, 2029. There are no future payments required under the Convertible Notes prior to their maturity, therefore, the carrying value of the notes plus interest payable in kind, assuming no early redemption or conversion has occurred, is included in the above table based on their maturity date of March 30, 2029.

(5)
Accrued core payment represents the amounts due for principal of $10,011,000 and interest payments of $639,000 to be made in connection with the purchases of Remanufactured Cores from our customers, which are held by these customers and remain on their premises.

(6)	The core bank liability represents the amounts due for principal of $13,582,000 and interest payments of $548,000 to be made in connection with the return of Used Cores from our customers.

(7)	Finished goods liabilities represents the amounts due for principal of $549,000 and no interest payments to be made in connection with the purchase of finished goods from our customers.

(8)
We are unable to reliably estimate the timing of future payments related to uncertain tax position liabilities at March 31, 2024; therefore, future tax payment accruals related to uncertain tax positions in the amount of $1,784,000 have been excluded from the table above.

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

Interest rate risk

We are exposed to changes in interest rates primarily as a result of our borrowing and receivable discount programs, which have interest costs that vary with interest rate movements. Our revolving facility bears interest at variable base rates, plus an applicable margin, which was 8.43% and 8.12% at March 31, 2024 and 2023, respectively. At March 31, 2024, borrowings under our revolving facility totaled $128,000,000. If interest rates were to increase 1%, our net annual interest expense on our revolving facility would have increased by approximately $1,280,000. In addition, during the years ended March 31, 2024 and 2023, collections under our accounts receivable discount program were $618,012,000 and $548,376,000, respectively. The weighted average discount rate was 6.8% and 5.3% during fiscal 2024 and 2023, respectively. If discount rates were to increase 1%, our net annual interest expense on our accounts receivable discount programs would have increased by approximately $6,180,000.

Foreign currency risk

We are exposed to foreign currency exchange risk inherent in our anticipated purchases and expenses denominated in currencies other than the U.S. dollar. We transact business in the following foreign currencies; Mexican pesos, Malaysian ringgit, Singapore dollar, Chinese yuan, and the Canadian dollar. Our primary currency risks result from fluctuations in the value of the Mexican peso and to a lesser extent the Chinese yuan. To mitigate these risks, we enter into forward foreign currency exchange contracts to exchange U.S. dollars for these foreign currencies. The extent to which we use forward foreign currency exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts generally expire in a year or less. Any changes in the fair values of our forward foreign currency exchange contracts are reflected in current period earnings. Based upon our forward foreign currency exchange contracts related to these currencies, an increase of 10% in exchange rates at March 31, 2024 would have increased our operating expenses by approximately $5,146,000. During fiscal 2024 and fiscal 2023, a loss of $1,373,000 and a gain of $2,776,000, respectively, was recorded due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts. In addition, we recorded gains $5,187,000 and $6,515,000 in connection with the remeasurement of foreign currency-denominated lease liabilities during fiscal 2024 and fiscal 2023, respectively.

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

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO, CFO and CAO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO, CFO and CAO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of March 31, 2024.

The effectiveness of our internal control over financial reporting as of March 31, 2024 has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP. Their assessment is included in the accompanying Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

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

Trading Arrangements

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408 of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Definitive Proxy Statement in connection with our next Annual Meeting of Stockholders (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

Item15.	Exhibits, Financial Statement Schedule

a.	Documents filed as part of this report:

(1)	Index to Consolidated Financial Statements:

(2) Schedule.

Schedule II — Valuation and Qualifying Accounts	S-1

(3)	Exhibits:

Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the “1995 Registration Statement”).

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 17, 2014.

3.8	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 14, 2016.

Number	Description of Exhibit	Method of Filing

3.9	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 22, 2017.

3.10	Third Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 1, 2022.

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed on August 9, 2022.

4.2	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.3	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.4	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

4.5	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.6	2014 Non-Employee Director Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.7	Third Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on November 20, 2017.

4.8	Fourth Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 24, 2020.

4.9	2022 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 29, 2022.

4.10	Form of Convertible Promissory Note	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 31, 2023.

4.11	Form of Common Stock Warrant	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 31, 2023.

4.12	First Amended and Restated Convertible Promissory Note	Incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K filed on June 14, 2023.

4.13	First Amended and Restated Common Stock Warrant	Incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed on June 14, 2023.

Number	Description of Exhibit	Method of Filing

10.1	Form of Indemnification Agreement for officers and directors	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.

10.2	Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 7, 2009.

10.3	Employment Agreement, dated as of May 18, 2012, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 24, 2012.

10.4	Form of Stock Option Notice for use in connection with stock options granted to Selwyn Joffe pursuant to the Motorcar Parts of America, Inc. 2010 Incentive Award Plan	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 12, 2013.

10.5	Form of Stock Option Agreement for use in connection with stock options granted to Selwyn Joffe pursuant to the Motorcar Parts of America, Inc. 2010 Incentive Award Plan	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 12, 2013.

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

Number	Description of Exhibit	Method of Filing

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
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 7, 2019.

10.16	Amendment No. 3 to Employment Agreement, dated as of March 30, 2020, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed on June 15, 2020.

10.17	Amendment No. 4 to Employment Agreement, dated as of May 21, 2020, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to exhibit 10.1 to the Quarterly Report filed on August 10, 2020.

Number	Description of Exhibit	Method of Filing

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
Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 31, 2023.

10.25	Amendment No. 6 to Employment Agreement, dated March 29, 2023, between Motorcar Parts of America, Inc. and Selwyn Joffe.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 31, 2023.

10.26	First Amendment to Note Purchase Agreement	Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed on June 14, 2023.

10.27
Seventh Amendment to Amended and Restated Loan Agreement, dated as of August 3, 2023, among Motorcar Parts of America, Inc., D & V Electronics Ltd., Dixie Electric Ltd., and Dixie Electric Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2023.

10.28	Second Amendment to the Note Purchase Agreement	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 9, 2023.

10.29
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

MOTORCAR PARTS OF AMERICA, INC.

Dated: June 11, 2024	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: June 11, 2024	By:	/s/ Kamlesh Shah
Kamlesh Shah
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director (Principal Executive Officer)	June 11, 2024
Selwyn Joffe

/s/ David Lee	Chief Financial Officer (Principal Financial Officer)	June 11, 2024
David Lee

/s/ Kamlesh Shah	Chief Accounting Officer (Principal Accounting Officer)	June 11, 2024
Kamlesh Shah

/s/ Rudolph Borneo	Director	June 11, 2024
Rudolph Borneo

/s/ David Bryan	Director	June 11, 2024
David Bryan

/s/ Joseph Ferguson	Director	June 11, 2024
Joseph Ferguson

/s/ Philip Gay	Director	June 11, 2024
Philip Gay

/s/ Jeffrey Mirvis	Director	June 11, 2024
Jeffrey Mirvis

/s/ Jamy Rankin	Director	June 11, 2024
Jamy Rankin

/s/ Douglas Trussler	Director	June 11, 2024
Douglas Trussler

/s/ Patricia Warfield	Director	June 11, 2024
Patricia Warfield

/s/ Barbara Whittaker	Director	June 11, 2024
Barbara Whittaker

MOTORCAR PARTS OF AMERICA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Motorcar Parts of America, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Motorcar Parts of America, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Motorcar Parts of America, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated June 11, 2024 expressed an unqualified opinion thereon.
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
June 11, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Motorcar Parts of America, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Motorcar Parts of America, Inc. and subsidiaries (the Company) as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 11, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Marketing Allowances

Description of the Matter
As more fully described in Note 2 and Note 14 to the consolidated financial statements, revenue is recognized net of applicable marketing allowances. These marketing allowances vary by contract and can include (i) the issuance of specified credits against receivables, (ii) support for research or marketing efforts, (iii) discounts granted in connection with each individual shipment of product, and (iv) other marketing, research, store expansion or product development support. At March 31, 2024, marketing allowances recorded on the Company’s consolidated balance sheet was $19,789,000, which is presented within contract liabilities.

Auditing the completeness of marketing allowances was complex because marketing allowances vary by contract and can be impacted by unrecorded marketing allowances provided to customers.

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

Our audit procedures to test marketing allowances included, among others, reviewing significant contracts with customers, obtaining confirmations of contractual terms and conditions from a sample of the Company’s customers, and testing credits issued or payments made to customers during the year and subsequent to year-end. We tested the completeness and accuracy of data used in the calculation of the marketing allowance by agreeing contractual terms to the underlying agreements. In addition, we evaluated the relationship between revenue and marketing allowances and assessed subsequent events to determine whether there was any new information that would require adjustments to the amounts recorded.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Los Angeles, California
June 11, 2024

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2024	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$13,974,000	$11,596,000
Short-term investments	1,837,000	2,011,000
Accounts receivable — net	96,296,000	119,868,000
Inventory — net	377,040,000	339,675,000
Inventory unreturned	20,288,000	16,579,000
Contract assets	27,139,000	25,443,000
Income tax receivable	5,683,000	2,156,000
Prepaid expenses and other current assets	18,202,000	20,150,000
Total current assets	560,459,000	537,478,000
Plant and equipment — net	38,338,000	46,052,000
Operating lease assets	83,973,000	87,619,000
Deferred income taxes	2,976,000	32,625,000
Long-term contract assets	320,282,000	318,381,000
Goodwill	3,205,000	3,205,000
Intangible assets — net	1,069,000	2,143,000
Other assets	1,700,000	1,062,000
TOTAL ASSETS	$1,012,002,000	$1,028,565,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$154,977,000	$119,437,000
Accrued liabilities	30,205,000	22,329,000
Customer finished goods returns accrual	38,312,000	37,984,000
Contract liabilities	37,591,000	40,340,000
Revolving loan	128,000,000	145,200,000
Other current liabilities	7,021,000	4,871,000
Operating lease liabilities	8,319,000	8,767,000
Current portion of term loan	-	3,664,000
Total current liabilities	404,425,000	382,592,000
Term loan, less current portion	-	9,279,000
Convertible notes, related party	30,776,000	30,994,000
Contract liabilities, less current portion	212,068,000	193,606,000
Deferred income taxes	511,000	718,000
Operating lease liabilities, less current portion	72,240,000	79,318,000
Other liabilities	6,872,000	11,583,000
Total liabilities	726,892,000	708,090,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $0.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $0.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $0.01 per share, 50,000,000 shares authorized; 19,662,380 and 19,494,615 shares issued and outstanding at March 31, 2024 and 2023, respectively	197,000	195,000
Additional paid-in capital	236,255,000	231,836,000
Retained earnings	39,503,000	88,747,000
Accumulated other comprehensive income (loss)	9,155,000	(303,000)
Total shareholders’ equity	285,110,000	320,475,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,012,002,000	$1,028,565,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended March 31,
	2024	2023	2022

Net sales	$717,684,000	$683,074,000	$650,308,000
Cost of goods sold	585,133,000	569,112,000	532,443,000
Gross profit	132,551,000	113,962,000	117,865,000
Operating expenses:
General and administrative	57,769,000	54,756,000	57,499,000
Sales and marketing	22,481,000	21,729,000	22,833,000
Research and development	9,995,000	10,322,000	10,502,000
Foreign exchange impact of lease liabilities and forward contracts	(3,814,000)	(9,291,000)	(1,673,000)
Total operating expenses	86,431,000	77,516,000	89,161,000
Operating income	46,120,000	36,446,000	28,704,000
Other expenses:
Interest expense, net	60,040,000	39,555,000	15,555,000
Change in fair value of compound net derivative liability	(1,020,000)	-	-
Loss on extinguishment of debt	168,000	-	-
Total other expenses	59,188,000	39,555,000	15,555,000
(Loss) income before income tax expense	(13,068,000)	(3,109,000)	13,149,000
Income tax expense	36,176,000	1,098,000	5,788,000
Net (loss) income	$(49,244,000)	$(4,207,000)	$7,361,000
Basic net (loss) income per share	$(2.51)	$(0.22)	$0.38
Diluted net (loss) income per share	$(2.51)	$(0.22)	$0.38

Weighted average number of shares outstanding:
Basic	19,601,204	19,340,246	19,119,727
Diluted	19,601,204	19,340,246	19,559,646

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income

	Years Ended March 31,
	2024	2023	2022

Net (loss) income	$(49,244,000)	$(4,207,000)	$7,361,000
Other comprehensive income, net of tax:
Foreign currency translation income	9,458,000	4,763,000	2,630,000
Total other comprehensive income, net of tax	9,458,000	4,763,000	2,630,000

Comprehensive (loss) income	$(39,786,000)	$556,000	$9,991,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance at March 31, 2021	19,045,386	$190,000	$223,058,000	$85,593,000	$(7,696,000)	$301,145,000

Compensation recognized under employee stock plans	-	-	7,287,000	-	-	7,287,000
Exercise of stock options, net of shares withheld for employee taxes and net share settlement of exercise price	33,996	-	499,000	-	-	499,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	131,855	2,000	(1,747,000)	-	-	(1,745,000)
Repurchase and cancellation of treasury stock, including fees	(106,486)	(1,000)	(1,913,000)	-	-	(1,914,000)
Foreign currency translation	-	-	-	-	2,630,000	2,630,000
Net income	-	-	-	7,361,000	-	7,361,000

Balance at March 31, 2022	19,104,751	$191,000	$227,184,000	$92,954,000	$(5,066,000)	$315,263,000

Compensation recognized under employee stock plans	-	-	4,685,000	-	-	4,685,000
Exercise of stock options, net of shares withheld for employee taxes and net share settlement of exercise price	236,199	2,000	938,000	-	-	940,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	153,665	2,000	(971,000)	-	-	(969,000)
Foreign currency translation	-	-	-	-	4,763,000	4,763,000
Net loss	-	-	-	(4,207,000)	-	(4,207,000)

Balance at March 31, 2023	19,494,615	$195,000	$231,836,000	$88,747,000	$(303,000)	$320,475,000

Compensation recognized under employee stock plans	-	-	4,700,000	-	-	4,700,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	167,765	2,000	(281,000)	-	-	(279,000)
Foreign currency translation	-	-	-	-	9,458,000	9,458,000
Net loss	-	-	-	(49,244,000)	-	(49,244,000)

Balance at March 31, 2024	19,662,380	$197,000	$236,255,000	$39,503,000	$9,155,000	$285,110,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended March 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(49,244,000)	$(4,207,000)	$7,361,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,544,000	10,984,000	11,338,000
Amortization of intangible assets	1,075,000	1,460,000	1,548,000
Amortization of debt issuance costs	2,165,000	663,000	623,000
Amortization of interest on contract liabilities, net	933,000	940,000	879,000
Accrued interest on convertible notes, related party	3,200,000	9,000	-
Loss on extinguishment of debt	168,000	-	-
Amortization of core premiums paid to customers	10,181,000	11,113,000	11,242,000
Amortization of finished goods premiums paid to customers	782,000	678,000	718,000
Non-cash lease expense	10,255,000	8,348,000	7,447,000
Foreign exchange impact of lease liabilities and forward contracts	(3,814,000)	(9,291,000)	(1,673,000)
Foreign currency remeasurement	65,000	1,408,000	48,000
Change in fair value of compound net derivative liability	(1,020,000)	-	-
Loss due to the change in the fair value of the contingent consideration	-	-	67,000
(Gain) loss on short-term investments	(347,000)	181,000	(163,000)
Net provision for inventory reserves	16,233,000	18,851,000	13,504,000
Net provision for customer payment discrepancies	1,452,000	2,112,000	2,142,000
Net (recovery of) provision for doubtful accounts	(133,000)	108,000	95,000
Deferred income taxes	29,564,000	(5,207,000)	(7,442,000)
Share-based compensation expense	4,700,000	4,685,000	7,287,000
Loss on disposal of plant and equipment	9,000	17,000	36,000
Change in operating assets and liabilities:
Accounts receivable	22,687,000	(37,176,000)	(24,145,000)
Inventory	(53,585,000)	10,423,000	(95,529,000)
Inventory unreturned	(3,666,000)	(1,531,000)	(437,000)
Income tax receivable	(3,501,000)	(2,030,000)	111,000
Prepaid expenses and other current assets	3,100,000	(2,906,000)	(682,000)
Other assets	(601,000)	435,000	122,000
Accounts payable and accrued liabilities	47,264,000	(23,757,000)	17,453,000
Customer finished goods returns accrual	222,000	(201,000)	6,533,000
Contract assets, net	(14,221,000)	(17,560,000)	(52,474,000)
Contract liabilities, net	14,664,000	17,719,000	48,056,000
Operating lease liabilities	(8,702,000)	(7,141,000)	(5,442,000)
Other liabilities	(1,257,000)	(881,000)	6,515,000
Net cash provided by (used in) operating activities	39,172,000	(21,754,000)	(44,862,000)
Cash flows from investing activities:
Purchase of plant and equipment	(1,000,000)	(4,201,000)	(7,550,000)
Redemptions of (payments for) short term investments	521,000	10,000	(388,000)
Net cash used in investing activities	(479,000)	(4,191,000)	(7,938,000)
Cash flows from financing activities:
Borrowings under revolving loan	82,005,000	65,000,000	107,000,000
Repayments under revolving loan	(99,205,000)	(74,800,000)	(36,000,000)
Repayments of term loan	(13,125,000)	(3,750,000)	(3,750,000)
Proceeds from issuance of convertible notes, related party	-	32,000,000	-
Payments for debt issuance costs	(3,973,000)	(1,716,000)	(1,159,000)
Payments on finance lease obligations	(1,862,000)	(2,397,000)	(2,716,000)
Exercise of stock options	-	940,000	499,000
Cash used to net share settle equity awards	(279,000)	(969,000)	(1,745,000)
Repurchase of common stock, including fees	-	-	(1,914,000)
Net cash (used in) provided by financing activities	(36,439,000)	14,308,000	60,215,000
Effect of exchange rate changes on cash and cash equivalents	124,000	217,000	78,000
Net increase (decrease) in cash and cash equivalents	2,378,000	(11,420,000)	7,493,000
Cash and cash equivalents — Beginning of year	11,596,000	23,016,000	15,523,000
Cash and cash equivalents — End of year	$13,974,000	$11,596,000	$23,016,000
Supplemental disclosures of cash flow information:
Cash paid for interest, net	$53,797,000	$37,772,000	$13,994,000
Cash paid for income taxes, net of refunds	9,558,000	14,198,000	6,746,000
Cash paid for operating leases	13,358,000	12,055,000	10,406,000
Cash paid for finance leases	2,081,000	2,659,000	3,061,000
Plant and equipment acquired under finance lease	745,000	1,246,000	836,000
Assets acquired under operating leases	1,603,000	7,832,000	16,187,000
Non-cash capital expenditures	16,000	6,000	661,000
Debt issuance costs included in accounts payable and accrued liabilities	-	476,000	-

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading supplier of automotive aftermarket non-discretionary replacement parts, and test solutions and diagnostic equipment. These replacement parts are primarily sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s test solutions and diagnostic equipment primarily serves the global automotive component and powertrain testing market. The Company’s products include (i) light duty and heavy duty rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake-related products, which include brake calipers, brake boosters, brake rotors, brake pads, brake shoes, and brake master cylinders, and (iv) other products, which include (a) turbochargers and (b) test solutions and diagnostic equipment including: (i) applications for combustion engine vehicles, including bench-top testers for alternators and starters, (ii) equipment for the pre- and post-production of electric vehicles, and (iii) software emulation of power system applications for the electrification of all forms of transportation (including automobiles, trucks, the emerging electrification of systems within the aerospace industry, and electric vehicle charging stations).

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

During the year ended March 31, 2024, the Company launched a supplier finance program as part of its ongoing efforts to improve cash flow and liquidity. This program allows certain of the Company’s suppliers to sell their receivables due from the Company to a participating financial institution at the sole discretion of both the supplier and the financial institution. The program is administered by a third party. The Company has no economic interest in the sale of these receivables and no direct relationship with the financial institution. Payments to the third-party administrator are based on services rendered and are not related to the volume or number of financing agreements between suppliers, financial institution, and the third-party administrator. The Company is not a party to agreements negotiated between participating suppliers and the financial institution. The Company’s obligations to its suppliers, including amounts due and payment terms, are not affected by a supplier’s decision to participate in this program. The Company does not provide guarantees and there are no assets pledged to the financial institution or the third-party administrator for the committed payment in connection with this program. As of March 31, 2024, the Company had $1,695,000 of outstanding supplier obligations confirmed under this program, included in accounts payable in the consolidated balance sheet.

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

Segment Reporting

The Company’s three operating segments are as follows:

•
Hard Parts, which includes (i) light duty rotating electric products such as alternators and starters, (ii) wheel hub products, (iii) brake-related products, including brake calipers, brake boosters, brake rotors, brake pads and brake master cylinders, and (iv) turbochargers,

•
Test Solutions and Diagnostic Equipment, which includes (i) applications for combustion engine vehicles, including bench-top testers for alternators and starters, (ii) equipment for the pre- and post-production of electric vehicles, and (iii) software emulation of power system applications for the electrification of all forms of transportation (including automobiles, trucks, the emerging electrification of systems within the aerospace industry, and electric vehicle charging stations), and

•	Heavy Duty, which includes non-discretionary automotive aftermarket replacement hard parts for heavy-duty truck, industrial, marine, and agricultural applications.

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

•
The Company records an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. The Company periodically reviews inventory to identify excess quantities and part numbers that are experiencing a reduction in demand. Any part numbers with quantities identified during this process are reserved for at rates based upon management’s judgment, historical rates, and consideration of possible scrap and liquidation values which may be as high as 100% of cost if no liquidation market exists for the part. As a result of this process, the Company recorded reserves for excess and obsolete inventory of $17,372,000 and $16,436,000 at March 31, 2024 and 2023 respectively. This increase in the reserve was primarily due to excess inventory of certain finished goods on hand at March 31, 2024 compared with March 31, 2023.

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

The primary components of the Company’s income tax expense were (i) federal income taxes, (ii) state income taxes, (iii) foreign income taxed at rates that are different from the federal statutory rate, (iv) change in realizable deferred tax items, (v) impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m), (vi) the portion of book expense related to convertible notes and derivatives that is not expected to be deductible for tax, and (vii) income taxes associated with uncertain tax positions.

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. The Company makes these estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s future plans. A valuation allowance is established when the Company believes it is not more likely than not all or some deferred tax assets will be realized. In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction in which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, past financial performance, and tax planning strategies. Deferred tax assets arising primarily as a result of net operating loss carry-forwards and research and development credits in connection with the Company’s Canadian operations have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. During the year ended March 31, 2024, the Company recorded a discrete non-cash valuation allowance of $38,009,000 on U.S. federal and various state deferred tax assets that is considered not more likely than not to be realized under U.S. GAAP.  Should the actual amount differ from the Company’s estimates, the amount of the valuation allowance could be impacted.

The Company has made an accounting policy election to recognize the U.S. tax effects of global intangible low-taxed income as a component of income tax expense in the period the tax arises.

Plant and Equipment

Plant and equipment are stated at cost, less accumulated depreciation. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred. Depreciation is provided on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Machinery and equipment are depreciated over a range from five to ten years. Office equipment and fixtures are depreciated over a range from three to ten years. Leasehold improvements are depreciated over the lives of the respective leases or the service lives of the leasehold improvements, whichever is shorter. Depreciation of assets recorded under finance leases is included in depreciation expense. The Company evaluates plant and equipment, including leasehold improvements, equipment, construction in progress, and right-of-use assets for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. There was no impairment recorded during the years ended March 31, 2024, 2023, or 2022.

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

The Company has material non-functional currency leases. As required for other monetary liabilities, lessees shall remeasure a foreign currency-denominated lease liability using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates, which are not affected by subsequent changes in the exchange rates. The Company recorded gains of  $5,187,000, $6,515,000 and $1,989,000 during the years ended March 31, 2024, 2023 and 2022, respectively, which are included in foreign exchange impact of lease liabilities and forward contracts in the consolidated statements of operations. See Note 10 for additional information regarding the Company’s leases.

Goodwill

The Company evaluates goodwill for impairment at least annually during the fourth quarter of each fiscal year or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The goodwill impairment test is performed at the reporting unit level, which represents the Company’s operating segments. In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company’s qualitative assessment indicates that goodwill impairment is more likely than not, it will proceed with performing the quantitative assessment. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value of the reporting unit exceeds its fair value an impairment loss will be recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. The Company completes the required annual testing of goodwill impairment for each of the reporting units during the fourth quarter of the year. No impairment was recorded during the years ended March 31, 2024, 2023, or 2022.

Intangible Assets

The Company’s intangible assets other than goodwill are finite–lived and amortized on a straight-line basis over their respective useful lives. The Company analyzes its finite-lived intangible assets for impairment when and if indicators of impairment exist. No impairment was recorded during the years ended March 31, 2024, 2023 or 2022.

Debt Issuance Costs

Debt issuance costs include fees and costs incurred to obtain financing. Debt issuance costs related to the Company’s term loan and convertible notes are presented in the balance sheet as a direct deduction from carrying amounts of the respective debt. Debt issuance costs related to the Company’s revolving loan are presented in prepaid expenses and other current assets in the accompanying consolidated balance sheets, regardless of whether or not there are any outstanding borrowings under the revolving loan. Debt issuance costs related to the Company’s convertible notes are amortized using the effective interest method and debt issuance costs related to the Company’s term loans and revolving loans are amortized using the straight-line method, which approximates the effective interest method. Debt issuance costs are amortized over the term of the related loans and included in interest expense in the Company’s consolidated statements of operations.

Foreign Currency Translation

For financial reporting purposes, the functional currency of the foreign subsidiaries is the local currency. The assets and liabilities of foreign operations for which the local currency is the functional currency are translated into the U.S. dollar at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates during the year. The accumulated foreign currency translation adjustment is presented as a component of comprehensive income or loss in the consolidated statements of shareholders’ equity.  Aggregate foreign currency transactions recorded in general and administrative expenses were a gain of $515,000, a loss of $1,401,000, and a gain of $239,000 for the years ended March 31, 2024, 2023, and 2022, respectively.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses for the years ended March 31, 2024, 2023 and 2022 were $614,000, $606,000, and $1,007,000, respectively.

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

The following presents a reconciliation of basic and diluted net (loss) income per share.

	Years Ended March 31,
	2024	2023	2022
Net (loss) income	$(49,244,000)	$(4,207,000)	$7,361,000
Basic shares	19,601,204	19,340,246	19,119,727
Effect of dilutive stock options	-	-	439,919
Diluted shares	19,601,204	19,340,246	19,559,646
Net (loss) income per share:
Basic net (loss) income per share	$(2.51)	$(0.22)	$0.38
Diluted net (loss) income per share	$(2.51)	$(0.22)	$0.38

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net (loss) income per share. For the years ended March 31, 2024, 2023 and 2022, there were 2,122,863, 1,854,795, and 725,998, respectively, of potential common shares not included in the calculation of diluted net (loss) income per share because their effect was anti-dilutive. In addition, for the year ended March 31, 2024 and 2023, there were 1,693,778 and  5,846, respectively, of potential common shares not included in the calculation of diluted net (loss) income per share under the “if-converted” method for the Convertible Notes because their effect was anti-dilutive. The potential common shares related to the Warrants (as defined below) issued in connection with the Convertible Notes (see Note 8) are anti-dilutive until they become exercisable and as of March 31, 2024, the Warrants were not exercisable.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including allowances for credit losses, valuation of inventory and Used Cores, valuation of long-lived assets, goodwill and intangible assets, useful lives of long-lived assets, litigation matters, valuation of deferred tax assets, share-based compensation, sales returns and other customer marketing allowances, the incremental borrowing rate used in determining the present value of lease liabilities, and valuation of the embedded derivatives in connection with the convertible notes. Although the Company does not believe that there is a reasonable likelihood that there will be a material change in the future estimate or in the assumptions used in calculating the estimate, unforeseen changes in the industry, or business could materially impact the estimate and may have a material adverse effect on its business, financial condition and results of operations.

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amount of short-term investments approximates their fair value as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. The carrying amounts of the revolving loan and other long-term liabilities approximate their fair value based on the variable nature of interest rates and current rates for instruments with similar characteristics. The estimated fair value of the Company’s Convertible Notes (as defined in Note 8) was $38,276,000 using Level 3 inputs at March 31, 2024. The net carrying amount of the Convertible Notes approximated their fair value at March 31, 2023, as they were issued on March 31, 2023. See Note 13 for further information concerning the fair value of the Company’s Convertible Notes.

Share-Based Payments

The Company has share-based compensation plans and recognizes compensation expense over the requisite service period for its share-based plans based on the fair value of the awards on the date of the grant, award or issuance and accounts for forfeitures as they occur. Share-based plans include stock option awards, restricted stock units, restricted stock awards, and performance stock units issued under the Company’s incentive plans. The cost is measured at the grant date, based on (i) the estimated fair value of the award using the Black-Scholes option pricing model for stock options, (ii) the closing share price of the Company’s stock on the grant date for restricted stock units and restricted stock awards, (iii) the closing share price of the Company’s stock on the grant date for performance stock units subject to performance conditions, and (iv) the estimated fair value of the award using the Monte Carlo valuation model for performance stock units subject to market conditions. See Note 18 for further information concerning the Company’s share-based payments.

The Black-Scholes option-pricing model and Monte Carlo valuation model require the input of assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

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

Deferred Compensation Plan

The Company has a deferred compensation plan for certain members of management. The plan allows participants to defer salary and bonuses. The assets of the plan, which are held in a trust and are subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency, are recorded as short-term investments in the consolidated balance sheets. Consequently, the trust qualifies as a Rabbi trust for income tax purposes. The plan’s assets consist primarily of mutual funds and are recorded at market value with any unrealized gain or loss recorded as general and administrative expense. The carrying value of plan assets were $1,837,000 and $2,011,000, and the deferred compensation liability, which is included in other current liabilities in the accompanying consolidated balance sheets, was $1,837,000 and $2,011,000 at March 31, 2024 and 2023, respectively. During the years ended March 31, 2024, 2023, and 2022, the Company made contributions of $6,000, $75,000 and $119,000, respectively. During the year ended March 31, 2024, the Company’s matching contributions under its deferred compensation plan were temporarily halted through February 2024 when they were reinstated.

During the years ended March 31, 2024, 2023, and 2022, contributions of $82,000, $287,000, and $388,000, respectively, were made to the deferred compensation plan. During the years ended March 31, 2024 and 2023, the Company redeemed $603,000 and $297,000, respectively, of its short-term investments for the payment of deferred compensation liabilities. During the year ended March 31, 2022, the Company did not redeem any of its short-term investments for the payment of deferred compensation liabilities.

The following summarizes the gain (loss) on the Company’s equity investments:

	Years Ended March 31,
	2024	2023	2022
Net gain (loss) recognized on equity securities	$347,000	$(181,000)	$163,000
Less: net gain (loss) recognized on equity securities sold	74,000	(15,000)	-
Unrealized gain (loss) recognized on equity securities still held	$273,000	$(166,000)	$163,000

Comprehensive Income or Loss

Comprehensive income or loss is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income or loss consists of net unrealized income or loss from foreign currency translation adjustments.

3. Goodwill and Intangible Assets

Goodwill

The Company had goodwill of $3,205,000 at March 31, 2024 and 2023, which was comprised of $2,551,000 for the Hard Parts segment and $654,000 for all others, respectively.

Intangible Assets

The following is a summary of acquired intangible assets subject to amortization:

		March 31, 2024		March 31, 2023
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization	0
Trademarks	9 years	$705,000	$641,000	$705,000	$577,000
Customer relationships	11 years	8,573,000	7,568,000	8,576,000	6,947,000
Developed technology	5 years	-	-	2,667,000	2,281,000
Total	9 years	$9,278,000	$8,209,000	$11,948,000	$9,805,000

During the year ended March 31, 2024, the Company retired $2,667,000 of fully amortized intangible assets. During the year ended March 31, 2023, the Company did not retire any fully amortized intangible assets.

Amortization expense for acquired intangible assets is as follows:

	Years Ended March 31,
	2024	2023	2022

Amortization expense	$1,075,000	$1,460,000	$1,548,000

The estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending March 31,
2025	486,000
2026	341,000
2027	242,000
Total	$1,069,000

4. Accounts Receivable — Net

The Company has trade accounts receivable that result from the sale of goods and services. Accounts receivable — net includes offset accounts related to customer payment discrepancies, returned goods authorizations (“RGAs”) issued for in-transit unit returns, and allowances for credit losses.

Accounts receivable — net is comprised of the following:

	March 31, 2024	March 31, 2023

Accounts receivable — trade	$118,500,000	$136,076,000
Allowance for credit losses	(189,000)	(339,000)
Customer payment discrepancies	(1,206,000)	(1,634,000)
Customer returns RGA issued	(20,809,000)	(14,235,000)
Less: total accounts receivable offset accounts	(22,204,000)	(16,208,000)
Total accounts receivable — net	$96,296,000	$119,868,000

5. Inventory

Inventory is comprised of the following:

	March 31, 2024	March 31, 2023
Raw materials	$158,819,000	$147,880,000
Work in process	7,943,000	7,033,000
Finished goods	227,650,000	201,198,000
	394,412,000	356,111,000
Less allowance for excess and obsolete inventory	(17,372,000)	(16,436,000)
Total	$377,040,000	$339,675,000
Inventory unreturned	$20,288,000	$16,579,000

6. Contract Assets

During the years ended March 31, 2024 and 2023, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $5,353,000 and $3,736,000, respectively.

Contract assets are comprised of the following:

	March 31, 2024	March 31, 2023
Short-term contract assets
Cores expected to be returned by customers	$15,409,000	$13,463,000
Core premiums paid to customers	9,567,000	9,812,000
Upfront payments to customers	1,407,000	1,593,000
Finished goods premiums paid to customers	756,000	575,000
Total short-term contract assets	$27,139,000	$25,443,000

Remanufactured cores held at customers’ locations	$279,427,000	$271,628,000
Core premiums paid to customers	30,227,000	38,310,000
Long-term core inventory deposits	5,569,000	5,569,000
Upfront payments to customers	2,718,000	344,000
Finished goods premiums paid to customers	2,341,000	2,530,000
Total long-term contract assets	$320,282,000	$318,381,000

7. Plant and Equipment

Plant and equipment is comprised of the following:

	March 31, 2024	March 31, 2023
Machinery and equipment	$63,048,000	$62,556,000
Office equipment and fixtures	33,463,000	32,769,000
Leasehold improvements	15,110,000	14,301,000
	111,621,000	109,626,000
Less: accumulated depreciation	(73,283,000)	(63,574,000)

Total	$38,338,000	$46,052,000

Plant and equipment located in the foreign countries where the Company has facilities, net of accumulated depreciation, totaled $33,455,000 and $40,609,000, of which $30,992,000 and $37,667,000 is located in Mexico, at March 31, 2024 and 2023, respectively.

8. Debt

The Company is party to a $268,620,000 senior secured financing, (as amended from time to time, the “Credit Facility”) with a syndicate of lenders and PNC Bank, National Association, as administrative agent, consisting of (i) a $238,620,000 revolving loan facility, subject to borrowing base restrictions, a $24,000,000 sublimit for borrowings by Canadian borrowers, and a $20,000,000 sublimit for letters of credit (the “Revolving Facility”) and (ii) a $30,000,000 term loan facility (the “Term Loans”). Prior to the eighth amendment discussed below, the loans under the Credit Facility were scheduled to mature on May 28, 2026. In connection with the Credit Facility, the lenders have a security interest in substantially all of the Company’s assets.

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

On August 3, 2023, the Company repaid the remaining outstanding balance of its Term Loans and recorded a loss on extinguishment of debt for the remaining unamortized debt issuance costs of $168,000 in the consolidated statement of operations.

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

The Company had $128,000,000 and $145,200,000 outstanding under the Revolving Facility at March 31, 2024 and 2023, respectively. In addition, $6,370,000 was outstanding for letters of credit at March 31, 2024. At March 31, 2024, after certain contractual adjustments, $100,915,000 was available under the Revolving Facility. The interest rate on the Company’s Revolving Facility was 8.43% and 8.13% at March 31, 2024 and 2023, respectively.

In addition, the Credit Facility places limits on the Company’s ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, redeem, or repurchase capital stock, alter the business conducted by the Company and its subsidiaries, transact with affiliates, prepay, redeem, or purchase subordinated debt, and amend or otherwise alter debt agreements. The Credit Facility, as amended, requires the Company to maintain a minimum fixed charge coverage ratio if undrawn availability is less than 22.5% of the aggregate revolving commitments and a specified minimum undrawn availability. During the period ended March 31, 2024, undrawn availability was greater than the 22.5% threshold, therefore, the fixed charge coverage ratio financial covenant was not required to be tested.

Convertible Notes

On March 31, 2023, the Company entered into a note purchase agreement, as amended, (the “Note Purchase Agreement”) with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P. (collectively, the “Purchasers”) and Bison Capital Partners VI, L.P., as the purchaser representative (the “Purchaser Representative”) for the issuance and sale of $32,000,000 in aggregate principal amount of convertible notes due in 2029 (the “Convertible Notes”), which was used for general corporate purposes.  The Convertible Notes will bear interest at a rate of 10.0% per annum, compounded annually, and payable (i) in kind or (ii) in cash, annually in arrears on April 1 of each year, commencing on April 1, 2024. On June 8, 2023, the Company entered into the first amendment to the Note Purchase Agreement, which among other things, removed a provision that specified the Purchasers would be entitled to receive a dividend or distribution payable in certain circumstances. This amendment was effective as of March 31, 2023. On August 1, 2023, the Company entered into the second amendment to the Note Purchase Agreement, which amended the definition of “Permitted Restricted Payments” to permit the prepayment of its Term Loans.

The Company’s Convertible Notes are comprised of the following:

	March 31, 2024	March 31, 2023

Principal amount of Convertible Notes	$32,000,000	$32,000,000
Less: unamortized debt discount attributed to Compound Net Derivative Liability	(7,576,000)	(8,430,000)
Less: unamortized debt discount attributed to debt issuance costs	(1,058,000)	(1,006,000)
Carrying amount of the Convertible Notes	23,366,000	22,564,000
Plus: Compound Net Derivative Liability	7,410,000	8,430,000

Net carrying amount of Convertible Notes, related party	$30,776,000	$30,994,000

The aggregate proceeds from the offering were approximately $31,280,000, net of initial purchasers’ fees and other related expenses. The initial conversion rate is 66.6667 shares of the Company’s common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.00 per share of common stock). At March 31, 2024, the Company had 28,214,757 shares of its common stock available to be issued if the Convertible Notes were converted.

In connection with the Note Purchase Agreement, the Company entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The Warrants do not become exercisable unless a Company Redemption (as defined below) occurs and the volume weighted average price of the Company’s common stock for 20 consecutive days prior to the redemption is less than $15.00. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at March 31, 2024 and 2023. The Company estimates the fair value of the Warrants at each balance sheet date. Any subsequent changes from the initial recognition in the fair value of the Warrants will be recorded in current period earnings in the consolidated statements of operations.

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

If there is a Fundamental Transaction, as defined in the Form of Convertible Promissory Note, the Company may redeem all or part of the Convertible Notes. Except in the case of the occurrence of a Fundamental Transaction, the Company may not redeem the Convertible Notes prior to March 31, 2026. After March 31, 2026, the Company may redeem all or part of the Convertible Notes for a cash purchase (the “Company Redemption”) price equal to the redemption price plus $5,000,000, but only if (i) it is listed on a national exchange, (ii) there is no “Event of Default” occurring and continuing, and (iii) Adjusted EBITDA for the prior four quarters is greater than $80,000,000.  The “Redemption Price” shall mean a cash amount equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest. However, if the volume weighted average price of the Company’s common stock for 20 consecutive days prior to the notice of the Company Redemption is less than $15, the Purchasers may exercise the warrants and the Company will pay the Redemption Price plus $2,000,000.

The Conversion Option and the Company Redemption both met the criteria for bifurcation from the Convertible Notes as derivatives and have been combined as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the consolidated balance sheets. The fair value of the Conversion Option and the Company Redemption option using Level 3 inputs and the Monte Carlo simulation model was a liability of $9,800,000 and $10,400,000, and an asset of $2,390,000 and $1,970,000 at March 31, 2024 and 2023, respectively. The Company estimates the fair value of the Compound Net Derivative Liability at each balance sheet date. Any subsequent changes from the initial recognition in the fair value of the Compound Net Derivative Liability will be recorded in current period earnings in the consolidated statements of operations. During the year ended March 31, 2024, the Company recorded a gain of $1,020,000 as the change in fair value of the Compound Net Derivative Liability in the consolidated statement of operations and consolidated statement of cash flows.

The Convertible Notes also contain additional features, such as, default interest and options related to a Fundamental Transaction, requiring bifurcation which were not separately accounted for as the value of such features were not material at March 31, 2024 and 2023. Any subsequent changes from the initial recognition in the fair value of those features will be recorded in current period earnings in the consolidated statements of operations.

The Convertible Notes include customary provisions relating to the occurrence of Events of Default, which include the following: (i) certain payment defaults on the Convertible Notes; (ii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of its subsidiaries; (iii) the entering of one or more final judgments or orders against the Company or any of its subsidiaries for an aggregate payment exceeding $25,000,000; (iv) the acceleration of senior debt; (v) certain failures of the Company to comply with certain provisions of the Note Purchase Agreement or material breaches of the Note Purchase Agreement by the Company or any of its subsidiaries; (vi) any material provision of the Note Purchase Agreement, the Convertible Notes, the guarantee, the subordination agreement, the warrants or the registration rights agreement, for any reason, ceases to be valid and binding on the Company or any subsidiary, or any subsidiary shall so claim in writing to challenge the validity of or the Company’s liability under the Note Purchase Agreement, the Convertible Notes, or the registration rights agreement; or (vii) the Company fails to maintain the listing of its capital stock on a national securities exchange. Events of Default will be subject to a 30-day cure period except for those related to clause (ii) and (iv) of the preceding sentence.

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

Unamortized debt issuance costs of $1,058,000 and $1,006,000 are presented in the balance sheet as a direct deduction from the carrying amounts of the Convertible Notes at March 31, 2024 and 2023, respectively. Debt issuance costs are amortized using the effective interest method through the maturity of the Convertible Note and recorded in interest expense in the consolidated statements of operations. The effective interest rate was 18.3% as of March 31, 2024. Debt issuance costs of $360,000 allocated to the Compound Net Derivative Liability were immediately expensed to interest expense in the consolidated statements of operations for the year ended March 31, 2023.

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

Interest expense related to the Convertible Notes is as follows:

	Years Ended March 31,
	2024	2023

Contractual interest expense	$3,200,000	$9,000
Accretion of debt discount	853,000	-
Amortization of issuance costs	119,000	-
Total interest expense	$4,172,000	$9,000

There are no future payments required under the Convertible Notes prior to their maturity, therefore, the principal amount of the notes plus interest payable in kind, assuming no early redemption or conversion has occurred, of $56,704,000 would be paid on March 30, 2029.

9. Contract Liabilities

Contract liabilities are comprised of the following:

	March 31, 2024	March 31, 2023
Short-term contract liabilities
Customer allowances earned	$19,789,000	$19,997,000
Customer core returns accruals	10,448,000	11,112,000
Accrued core payment	3,476,000	3,056,000
Core bank liability	1,739,000	1,686,000
Customer deposits	1,735,000	3,232,000
Finished goods liabilities	404,000	1,257,000
Total short-term contract liabilities	$37,591,000	$40,340,000

Long-term contract liabilities
Customer core returns accruals	$193,545,000	$170,420,000
Core bank liability	11,843,000	13,582,000
Accrued core payment	6,535,000	9,171,000
Finished goods liabilities	145,000	433,000
Total long-term contract liabilities	$212,068,000	$193,606,000

10. Leases

The Company leases various facilities in North America and Asia under operating leases expiring through August 2033. The Company also has finance leases for certain office and manufacturing equipment, which generally range from three to five years. The Company has material non-functional currency leases, which resulted in a remeasurement gains of $5,187,000, $6,515,000, and $1,989,000 during the years ended March 31, 2024, 2023, and 2022, respectively. These remeasurement gains are included in foreign exchange impact of lease liabilities and forward contracts in the consolidated statements of operations.

Balance sheet information for leases is comprised of the following:

		March 31, 2024	March 31, 2023
Leases	Classification
Assets:
Operating	Operating lease assets	$83,973,000	$87,619,000
Finance	Plant and equipment	4,611,000	5,549,000
Total leased assets		$88,584,000	$93,168,000

Liabilities:
Current
Operating	Operating lease liabilities	$8,319,000	$8,767,000
Finance	Other current liabilities	1,585,000	1,851,000
Long-term
Operating	Long-term operating lease liabilities	72,240,000	79,318,000
Finance	Other liabilities	1,893,000	2,742,000
Total lease liabilities		$84,037,000	$92,678,000

Lease cost recognized in the consolidated statement of operations is comprised of the following:

	Years Ended March 31,
	2024	2023	2022
Lease cost
Operating lease cost	$15,047,000	$13,176,000	$12,472,000
Short-term lease cost	1,263,000	1,686,000	1,462,000
Variable lease cost	667,000	761,000	1,011,000
Finance lease cost:
Amortization of finance lease assets	1,508,000	1,983,000	2,088,000
Interest on finance lease liabilities	219,000	262,000	345,000
Total lease cost	$18,704,000	$17,868,000	$17,378,000

Maturities of lease commitments at March 31, 2024 were as follows:

Maturity of lease liabilities by fiscal year	Operating Leases	Finance Leases	Total
2025	$12,676,000	$1,753,000	$14,429,000
2026	12,374,000	1,015,000	13,389,000
2027	11,194,000	524,000	11,718,000
2028	10,928,000	364,000	11,292,000
2029	11,126,000	169,000	11,295,000
Thereafter	43,461,000	-	43,461,000
Total lease payments	101,759,000	3,825,000	105,584,000
Less: amount representing interest	(21,200,000)	(347,000)	(21,547,000)
Present value of lease liabilities	$80,559,000	$3,478,000	$84,037,000

Other information about leases is as follows:

	March 31, 2024	March 31, 2023
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	2.8	2.9
Operating leases	8.3	9.0
Weighted-average discount rate:
Finance leases	6.4%	5.9%
Operating leases	5.8%	5.8%

11. Accounts Receivable Discount Programs

The Company uses accounts receivable discount programs offered by certain customers and their respective banks. Under these accounts receivable discount programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These accounts receivable discount programs allow the Company to accelerate receipt of payment on customers’ receivables.

The following is a summary of the Company’s accounts receivable discount programs:

	Fiscal Years Ended March 31,
	2024	2023
Receivables discounted	$618,012,000	$548,376,000
Weighted average days	336	328
Weighted average discount rate	6.8%	5.3%
Amount of discount as interest expense	$39,175,000	$26,432,000

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $54,092,000 and $48,486,000 at March 31, 2024 and 2023, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the consolidated statements of operations.

The following shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	(Loss) Gain Recognized as Foreign Exchange Impact of Lease Liabilities and Forward Contracts
Derivatives Not Designated as	Years Ended March 31,
Hedging Instruments	2024	2023	2022

Forward foreign currency exchange contracts	$(1,373,000)	$2,776,000	$(316,000)

The fair value of the forward foreign currency exchange contracts of $2,516,000 and $3,889,000 are included in prepaid and other current assets in the consolidated balance sheets at March 31, 2024 and 2023, respectively. The changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the consolidated statements of cash flows for the years ended March 31, 2024, 2023, and 2022.

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

The following sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis according to the valuation techniques the Company used to determine their fair values at:

	March 31, 2024				March 31, 2023
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$1,837,000	$1,837,000	$-	$-	$2,011,000	$2,011,000	$-	$-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	2,516,000	-	2,516,000	-	3,889,000	-	3,889,000	-

Liabilities
Other current liabilities
Deferred compensation	1,837,000	1,837,000	-	-	2,011,000	2,011,000	-	-
Convertible notes, related party
Compound Net Derivative Liability	7,410,000	-	-	7,410,000	8,430,000	-	-	8,430,000

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

Compound Net Derivative Liability

The Company estimates the fair value of the Compound Net Derivative Liability (see Note 8) using Level 3 inputs and the Monte Carlo simulation model at the balance sheet date. The Monte Carlo simulation model requires the input of assumptions including the expected volatility of the underlying stock. These assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. This amount is recorded within convertible notes, related party in the consolidated balance sheets at March 31, 2024 and 2023. Any changes in the fair value of the Compound Net Derivative Liability are recorded in change in fair value of compound net derivative liability in the consolidated statements of operations and in the consolidated statements of cash flows.

The following assumptions were used to determine the fair value of the Compound Net Derivative Liability:

	March 31, 2024	March 31, 2023
Risk free interest rate	4.36%	3.64%
Cost of equity	23.20%	21.80%
Weighted average cost of capital	14.90%	14.60%
Expected volatility of MPA common stock	50.00%	50.00%
EBITDA volatility	40.00%	35.00%

The following summarizes the activity for Level 3 fair value measurements:

	Years Ended March 31,
	2024	2023
Beginning balance	$8,430,000	$-
Newly issued	-	8,430,000
Changes in the fair value of the Compound Net Derivative Liability included in earnings	(1,020,000)	-
Ending balance	$7,410,000	$8,430,000

During the years ended March 31, 2024 and 2023, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loan and other long-term liabilities approximate their fair value based on the variable nature of interest rates and current rates for instruments with similar characteristics. At March 31, 2024 and 2023, the net carrying amount of the Convertible Notes was $30,776,000 and $30,994,000, respectively, (see Note 8). The estimated fair value of the Company’s Convertible Notes was $38,276,000 using Level 3 inputs at March 31, 2024. The net carrying amount of the Convertible Notes approximated their fair value at March 31, 2023, as they were issued on March 31, 2023.

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

The following summarizes the changes in the warranty return accrual:

	Years Ended March 31,
	2024	2023	2022

Balance at beginning of year	$19,830,000	$20,125,000	$21,093,000
Charged to expense	142,240,000	132,719,000	118,675,000
Amounts processed	(142,744,000)	(133,014,000)	(119,643,000)
Balance at end of year	$19,326,000	$19,830,000	$20,125,000

At March 31, 2024 and 2023, the Company’s total warranty return accrual was $19,326,000 and $19,830,000, respectively, of which $5,667,000 and $4,357,000, respectively, was included in the customer returns RGA issued within accounts receivable—net and $13,659,000 and $15,473,000, respectively, was included in the customer finished goods returns accrual in the consolidated balance sheets.

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

The following summarizes the breakout of allowances discussed above, recorded as a reduction to revenues:

	Years Ended March 31,
	2024	2023	2022

Allowances incurred under long-term customer contracts	$10,128,000	$18,253,000	$19,348,000
Allowances related to a single exchange of product	130,918,000	154,194,000	129,283,000
Amortization of core premiums paid to customers	10,181,000	11,113,000	11,242,000
Total customer allowances recorded as a reduction of revenues	$151,227,000	$183,560,000	$159,873,000

The following presents the Company’s commitments to incur allowances, excluding allowances related to a single exchange of product, which will be recognized as a reduction to revenue when the related revenue is recognized:

Year Ending March 31,
2025	$14,701,000
2026	11,179,000
2027	10,300,000
2028	9,439,000
2029	5,650,000
Thereafter	2,826,000
Total marketing allowances	$54,095,000

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

	Years Ended March 31,
	2024	2023	2022

Customer A	35%	37%	38%
Customer C	27%	24%	29%
Customer B	21%	23%	18%
Customer D	4%	4%	2%

Revenues for Customers A through C were derived from the Hard Parts segment and Test Solutions and Diagnostic Equipment segment. Revenues for Customer D were derived from the Hard Parts segment.

The Company’s largest customers accounted for the following total percentage of accounts receivable — trade:

	March 31, 2024	March 31, 2023

Customer A	35%	33%
Customer B	25%	18%
Customer C	13%	21%
Customer D	6%	12%

Geographic and Product Information

The Company’s products are predominantly sold in the U.S. and accounted for the following total percentage of net sales:

	Years Ended March 31,
	2024	2023	2022

Rotating electrical products	66%	67%	69%
Brake-related products	20%	18%	15%
Wheel hub products	10%	11%	13%
Other products	4%	4%	3%
	100%	100%	100%

Significant Supplier Concentrations

No suppliers accounted for more than 10% of the Company’s inventory purchases for the years ended March 31, 2024, 2023, and 2022.

16. Income Taxes

Domestic and foreign components of (loss) income before income taxes are as follows:

	Years Ended March 31,
	2024	2023	2022

United States	$(29,661,000)	$(14,470,000)	$6,021,000
Foreign	16,593,000	11,361,000	7,128,000
(Loss) income before income taxes	(13,068,000)	(3,109,000)	13,149,000

The income tax expense is as follows:

	Years Ended March 31,
	2024	2023	2022
Current tax expense
Federal	$1,696,000	$2,483,000	$8,572,000
State	363,000	396,000	1,478,000
Foreign	4,553,000	3,426,000	3,180,000
Total current tax expense	6,612,000	6,305,000	13,230,000
Deferred tax expense (benefit)
Federal	25,320,000	(5,037,000)	(6,411,000)
State	4,249,000	(705,000)	(659,000)
Foreign	(5,000)	535,000	(372,000)
Total deferred tax expense (benefit)	29,564,000	(5,207,000)	(7,442,000)
Total income tax expense	$36,176,000	$1,098,000	$5,788,000

Deferred income taxes consist of the following:

	March 31, 2024	March 31, 2023
Assets
Allowance for bad debts	$44,000	$78,000
Customer allowances earned	4,706,000	4,760,000
Allowance for stock adjustment returns	3,620,000	2,391,000
Inventory adjustments	7,419,000	7,817,000
Intangibles, net	852,000	809,000
Stock options	2,723,000	2,770,000
Operating lease liabilities	21,251,000	23,408,000
Estimate for returns	29,942,000	26,670,000
Accrued compensation	2,600,000	2,718,000
Net operating losses	4,670,000	5,351,000
Tax credits	2,054,000	2,012,000
Capitalized research credits	1,158,000	-
Plant and equipment, net	1,010,000	-
Other	6,588,000	5,046,000
Total deferred tax assets	$88,637,000	$83,830,000
Liabilities
Plant and equipment, net	-	(79,000)
Contract assets	(10,265,000)	(12,357,000)
Operating lease assets	(23,845,000)	(25,004,000)
Other	(6,663,000)	(6,864,000)
Total deferred tax liabilities	$(40,773,000)	$(44,304,000)
Less valuation allowance	$(45,399,000)	$(7,619,000)
Total	$2,465,000	$31,907,000

As of March 31, 2024, before tax effect, the Company had federal net operating loss carryforwards of $1,474,000 related to its January 2019 acquisition, state net operating loss carryforwards of $401,000 and foreign net operating loss carryforwards of $16,403,000. The federal net operating loss carryforwards expire beginning in fiscal year 2034, the state net operating loss carryforwards expire beginning in fiscal year 2033, and the foreign net operating loss carryforwards expire beginning in fiscal year 2038. As of March 31, 2024, the Company also had non-US tax credit carryforwards of $2,054,000, which will expire beginning in fiscal year 2034. A full valuation allowance was established on the federal and foreign net operating loss and tax credits carryforward as the Company believes it is more likely than not these tax attributes would not be realizable in the future. The net increase in the valuation allowance was $37,780,000 during the year ended March 31, 2024. One of the Company’s Canadian subsidiaries currently has a valuation allowance of approximately $4,500,000. During the year ended March 31, 2024, this Canadian subsidiary experienced improved performance, which could result in a material reduction in the valuation allowance on its deferred tax assets in the next 12 months if this trend continues.

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. The Company makes these estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s future plans. A valuation allowance is established when the Company believes it is not more likely than not all or some deferred tax assets will be realized. In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction in which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, past financial performance, and tax planning strategies. Deferred tax assets arising primarily as a result of non-US net operating loss carry-forwards and non-US research and development credits in connection with the Company’s Canadian operations have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. During the year ended March 31, 2024, the Company recorded a discrete non-cash valuation allowance of $38,009,000 on U.S. federal and various state deferred tax assets that is considered not more likely than not to be realized under U.S. GAAP.

For the years ended March 31, 2024, 2023, and 2022, the primary components of the Company’s income tax expense were (i) federal income taxes, (ii) state income taxes, (iii) foreign income taxed at rates that are different from the federal statutory rate, (iv) impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m), and (v) change in valuation allowance. In addition, for the year ended March 31, 2024, the Company’s income tax expense included the impact of an excess tax benefit from share-based compensation.

The difference between the income tax expense at the federal statutory rate and the Company’s effective tax rate is as follows:

	Years Ended March 31,
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income tax rate, net of federal benefit	10.8%	3.5%	4.1%
Excess tax benefit from share-based compensation	(4.8)%	-%	-%
Foreign income taxed at different rates	(9.8)%	(28.7)%	4.9%
Non-deductible executive compensation	(2.6)%	(9.0)%	7.2%
Change in valuation allowance	(289.1)%	(25.8)%	5.0%
Uncertain tax positions	0.9%	(1.0)%	6.1%
Research and development credit	0.7%	2.7%	(0.9)%
Net operating loss carryback	-%	-%	(0.4)%
Other	(3.9)%	2.0%	(3.0)%
	(276.8)%	(35.3)%	44.0%

The Company and its subsidiaries file income tax returns for the U.S. federal, various state, and foreign jurisdictions with varying statutes of limitations. At March 31, 2024, the Company is under examination by the State of California for fiscal years ended March 31, 2020, 2021, and 2022 and remains subject to examination from the fiscal years ended March 31, 2020 and forward. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended March 31,
	2024	2023	2022
Balance at beginning of period	$1,964,000	$1,975,000	$1,104,000
Additions based on tax positions related to the current year	15,000	53,000	352,000
Additions for tax positions of prior year	15,000	-	581,000
Reductions for tax positions of prior year	(210,000)	(64,000)	(62,000)
Balance at end of period	$1,784,000	$1,964,000	$1,975,000

At March 31, 2024, 2023 and 2022, there are $1,475,000, $1,616,000, and $1,632,000, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate before the impact of changes in the valuation allowance.

The Company recognizes interest and penalties related to unrecognized tax benefits as part of income tax expense. During the years ended March 31, 2024, 2023, and 2022, the Company recognized interest and penalties of approximately $21,000, $59,000, and $112,000, respectively. The Company had approximately $250,000 and $229,000 for the payment of interest and penalties accrued at March 31, 2024 and 2023, respectively.

The Company intends to indefinitely reinvest its undistributed earnings from foreign subsidiaries in foreign operations, with the exception of earnings from its Singapore subsidiary. No incremental U.S. federal tax or withholding taxes have been provided for these earnings.

17. Defined Contribution Plans

The Company has a 401(k) retirement plan covering all employees who are 21 years of age with at least six months of service. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching 50% of each participating employee’s contribution up to the first 6% of employee compensation. Employees are immediately vested in their voluntary employee contributions and vest in the Company’s matching contributions ratably over five years. During the year ended March 31, 2024, the Company’s matching contributions under its 401(k) retirement plan were temporarily halted through February 2024 when they were reinstated. The Company’s matching contribution to the 401(k) retirement plan was $148,000, $549,000, and $578,000 for the years ended March 31, 2024, 2023, and 2022, respectively.

18. Share-based Payments

2022 Incentive Award Plan (the “2022 Plan”)

In September 2022, the Company’s shareholders approved the 2022 Incentive Award Plan (the “2022 Plan”), which replaced the 2010 Incentive Award Plan and the 2014 Non-Employee Director Incentive Award Plan. Under the 2022 Plan, a total of 924,200 shares of the Company’s common stock were reserved for grants to its employees, non-employee directors, and consultants. At March 31, 2024 there were (i) 132,133 options to purchase shares of common stock outstanding, (ii) 100,624 shares of restricted stock units outstanding, and (iii) 581,227 shares of performance stock units outstanding under the 2022 Plan. At March 31, 2023, there were 52,768 shares of restricted stock units outstanding under the 2022 Plan. There were 430,129 and 871,432 shares of common stock available for grant under the 2022 Plan at March 31, 2024 and 2023, respectively.

2014 Non-Employee Director Incentive Award Plan

At March 31, 2024 there were no restricted stock units outstanding under the 2014 Non-Employee Director Incentive Award Plan. At March 31, 2023, there were 10,417 restricted stock units outstanding under this plan. No shares of common stock remain available for grant under this plan.

2010 Incentive Award Plan

At March 31, 2024 and 2023, respectively, there were (i) 140,299 and 266,169 shares of restricted stock units outstanding, (ii) 975,884 and 1,226,745 options to purchase shares of common stock outstanding, and (iii) 192,696 and 192,696 shares of performance stock units outstanding under the 2010 Incentive Award Plan. In addition, at March 31, 2023, there were 100,000 restricted shares outstanding. No shares of common stock remain available for grant under this plan.

2004 Non-Employee Director Stock Option Plan

In addition, at March 31, 2024, there were no options to purchase shares of common stock outstanding under the 2004 Non-Employee Director Stock Option Plan. At March 31, 2023, options to purchase 6,000 shares of common stock were outstanding under the 2004 Non-Employee Director Stock Option Plan. No options remain available for grant under this plan.

Stock Options

The Company granted options to purchase 132,133 shares of common stock during the year ended March 31, 2024. The Company did not grant any stock options during the years ended March 31, 2023 and 2022. The following summarizes the Black-Scholes option-pricing model assumptions used to derive the weighted average fair value of the stock options granted during the year ended March 31, 2024.

Year Ended March 31,
2024

Weighted average risk free interest rate	4.53%
Weighted average expected holding period (years)	6.57
Weighted average expected volatility	51.29%
Weighted average expected dividend yield	-
Weighted average fair value of options granted	$3.75

The following is a summary of stock option transactions:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at March 31, 2023	1,232,745	$20.20
Granted	132,133	$9.32
Exercised	-	$-
Forfeited/Cancelled	(116,328)	$19.70
Expired	(140,533)	$9.66
Outstanding at March 31, 2024	1,108,017	$20.29

At March 31, 2024, options to purchase 132,133 shares of common stock were unvested at the weighted average exercise price of $9.32.

Based on the market value of the Company’s common stock at March 31, 2024, 2023, and 2022, the pre-tax intrinsic value of options exercised was $0, $2,427,000, and $245,000, respectively. The total fair value of stock options vested during the years ended March 31, 2024, 2023, and 2022 was $324,000, $1,140,000, and $2,174,000, respectively.

The following summarizes information about the options outstanding at March 31, 2024:

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
Range of		Exercise	Life	Intrinsic		Exercise	Life	Intrinsic
Exercise price	Shares	Price	In Years	Value	Shares	Price	In Years	Value
$9.32 to $17.38	341,027	$12.99	7.43		208,894	$15.32	6.14
$19.00 to $22.73	410,633	19.58	4.78		410,633	19.58	4.78
$22.93 to $27.40	164,133	26.35	2.55		164,133	26.35	2.55
$28.68 to $31.13	192,224	29.60	1.95		192,224	29.60	1.95
	1,108,017	$20.29	4.77	$-	975,884	$21.78	4.14	$-

The aggregate intrinsic values in the above table represent the pre-tax value of all in-the-money options if all such options had been exercised on March 31, 2024 based on the Company’s closing stock price of $8.04 as of that date.

At March 31, 2024, there was $409,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 2.5 years.

Restricted Stock Units and Restricted Stock (collectively “RSUs”)

During the year ended March 31, 2024, the Company granted 100,624 of time-based vesting restricted stock units, based on the closing market price on the grant date. During the years ended March 31, 2023 and 2022, the Company granted (i) performance-based restricted stock awards which had a threshold performance level of 33,333 shares, a target performance level of 66,667 shares, and a maximum performance level of 100,000 shares at the grant date for both periods and (ii) 229,121 and 163,703 of time-based vesting restricted stock units, respectively. The estimated grant date fair value of the RSUs of $800,000, $4,430,000, and $5,775,000, for the years ended March 31, 2024, 2023, and 2022, respectively, was based on the closing market price on the date of grant. The fair value related to these awards is recognized as compensation expense over the vesting period. These awards generally vest in three equal installments beginning each anniversary from the grant date, subject to continued employment. Upon vesting, these awards may be net share settled to cover the required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. Total shares withheld during the years ended March 31, 2024, 2023, and 2022 were 42,720, 74,854, and 84,762, respectively, based on the value of these awards as determined by the Company’s closing stock price on the vesting date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at March 31, 2023	429,354	$15.07
Granted	100,624	$7.95
Vested	(210,485)	$15.58
Forfeited/Cancelled	(78,570)	$13.28
Outstanding at March 31, 2024	240,923	$12.23

As of March 31, 2024, there was $1,435,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 0.9 years.

Performance Stock Units (“PSUs”)

During the year ended March 31, 2024, the Company granted 585,583 PSUs, which vest, subject to continued employment, as follows: (i) if the stock price is greater than or equal to $10.00 per share, then 1/3 of the grant will vest, (ii) if the stock price is greater than or equal to $15.00 per share then the next 1/3 of the grant will vest, and (iii) if the stock price is greater than or equal to $20.00 per share then the final 1/3 of the grant will vest. Recipients are eligible to vest in between 50% and 150% of the third tranche by achieving a stock price between $17.50 and $25.00 per share (each stock price target must be met for thirty consecutive trading days). The Company calculated the fair value of these PSUs individually for each tranche using the Monte Carlo Simulation Model at the grant date.  Compensation cost is recognized over the estimated derived service period. Compensation cost related to these awards will not be adjusted even if the market condition is not met.

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

The fair value of PSUs subject to performance conditions is equal to the closing stock price on the grant date. The fair value of PSUs subject to a market condition is determined using the Monte Carlo simulation model. The following table summarizes the assumptions used in determining the fair value of the awards subject to market conditions:

	Year Ended March 31,
	2024	2023	2022
Risk free interest rate	4.32-4.35%	3.35%	0.47%
Expected life in years	0.2-1.8	3	3
Expected volatility of MPA common stock	54.2-55.1%	51.30%	53.70%
Expected average volatility of peer companies	-%	62.70%	59.30%
Average correlation coefficient of peer companies	-%	27.50	26.70
Expected dividend yield	-	-	-
Grant date fair value	$3.57-8.37	$16.02	$26.89

The following is a summary of non-vested PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2023	192,696	$17.48
Granted	585,583	$4.50
Vested	-	$-
Forfeited/Cancelled	(4,356)	$5.79
Outstanding at March 31, 2024	773,923	$7.73

At March 31, 2024, there was $1,361,000 of unrecognized compensation expense related to these awards, which will be recognized over the weighted average remaining vesting period of approximately 1.0 year.

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

The Company’s three operating segments are:

•
Hard Parts, which includes (i) light duty rotating electric products such as alternators and starters, (ii) wheel hub products, (iii) brake-related products, including brake calipers, brake boosters, brake rotors, brake pads and brake master cylinders, and (iv) turbochargers,

•
Test Solutions and Diagnostic Equipment, which includes (i) applications for combustion engine vehicles, including bench-top testers for alternators and starters, (ii) equipment for the pre- and post-production of electric vehicles, and (iii) software emulation of power system applications for the electrification of all forms of transportation (including automobiles, trucks, the emerging electrification of systems within the aerospace industry, and electric vehicle charging stations), and

•	Heavy Duty, which includes non-discretionary automotive aftermarket replacement hard parts for heavy-duty truck, industrial, marine, and agricultural applications.

The Company’s Hard Parts operating segment meets the criteria of a reportable segment. The Test Solutions and Diagnostic Equipment and Heavy Duty segments are not material, are not required to be separately reported, and are included within the “all other” category.

Financial information relating to the Company’s segments is as follows:

	March 31, 2024
	Hard Parts	All Other	Total
Net sales to external customers	$669,904,000	$47,780,000	$717,684,000
Intersegment sales	895,000	407,000	1,302,000
Operating income (loss)	48,500,000	(2,431,000)	46,069,000
Depreciation and amortization	10,371,000	1,248,000	11,619,000
Segment assets	1,019,811,000	54,946,000	1,074,757,000
Capital expenditures	621,000	379,000	1,000,000

	March 31, 2023
	Hard Parts	All Other	Total
Net sales to external customers	$638,460,000	$44,614,000	$683,074,000
Intersegment sales	600,000	192,000	792,000
Operating income (loss)	44,855,000	(8,303,000)	36,552,000
Depreciation and amortization	10,955,000	1,489,000	12,444,000
Segment assets	1,032,739,000	49,778,000	1,082,517,000
Capital expenditures	3,459,000	742,000	4,201,000

	March 31, 2022
	Hard Parts	All Other	Total
Net sales to external customers	$609,992,000	$40,316,000	$650,308,000
Intersegment sales	831,000	2,502,000	3,333,000
Operating income (loss)	32,265,000	(3,544,000)	28,721,000
Depreciation and amortization	11,345,000	1,541,000	12,886,000
Capital expenditures	6,630,000	920,000	7,550,000

Net sales	March 31, 2024	March 31, 2023	March 31, 2022
Total net sales for reportable segment	$670,799,000	$639,060,000	$610,823,000
Other net sales	48,187,000	44,806,000	42,818,000
Elimination of intersegment net sales	(1,302,000)	(792,000)	(3,333,000)
Total consolidated net sales	$717,684,000	$683,074,000	$650,308,000

Profit or loss	March 31, 2024	March 31, 2023	March 31, 2022
Total operating income for reportable segment	$48,500,000	$44,855,000	$32,265,000
Other operating loss	(2,431,000)	(8,303,000)	(3,544,000)
Elimination of intersegment operating income (loss)	51,000	(106,000)	(17,000)
Interest expense, net	(60,040,000)	(39,555,000)	(15,555,000)
Change in fair value of compound net derivative liability	1,020,000	-	-
Loss on extinguishment of debt	(168,000)	-	-
Total consolidated (loss) income before income tax expense	$(13,068,000)	$(3,109,000)	$13,149,000

Assets	March 31, 2024	March 31, 2023
Total assets for reportable segment	$1,019,811,000	$1,032,739,000
Other assets	54,946,000	49,778,000
Elimination of intersegment assets	(62,755,000)	(53,952,000)
Total consolidated assets	$1,012,002,000	$1,028,565,000

20. Share Repurchase Program

In August 2018, the Company’s board of directors approved an increase in its share repurchase program from $20,000,000 to $37,000,000 of its common stock.  During the years ended March 31, 2024 and 2023 the Company did not repurchase any shares of its common stock. During the year ended March 31, 2022, the Company repurchased 106,486 shares of its common stock for $1,914,000. As of March 31, 2024, $18,745,000 was utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in the Company’s Credit Facility. The Company retired the 837,007 shares repurchased under this program through March 31, 2024. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

21. Related Party Transactions

Lease

In December 2022, the Company entered into an operating lease for its 35,000 square foot manufacturing, warehouse, and office facility in Ontario, Canada, with a company co-owned by a member of management. The lease, which commenced January 1, 2023, has an initial term of one year with a base rent of approximately $27,000 per month and includes options to renew for up to four years. In November 2023, the Company exercised one of these options to renew for an additional one-year period. The rent expense recorded for the related party lease was $328,000 and $82,000 for the years ended March 31, 2024 and 2023, respectively.

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

Schedule II — Valuation and Qualifying Accounts

Accounts Receivable — Allowance for credit losses

			Charge to
		Balance at	(recovery of)		Balance at
Years Ended		beginning of	bad debts	Amounts	end of
March 31,	Description	year	expense	written off	year
2024	Allowance for credit losses	$339,000	$(133,000)	$17,000	$189,000
2023	Allowance for credit losses	$375,000	$108,000	$144,000	$339,000
2022	Allowance for credit losses	$348,000	$95,000	$68,000	$375,000

Accounts Receivable — Allowance for customer-payment discrepancies

		Balance at	Charge to		Balance at
Years Ended		beginning of	discrepancies	Amounts	end of
March 31,	Description	year	expense	Processed	year
2024	Allowance for customer-payment discrepancies	$1,634,000	$1,452,000	$1,880,000	$1,206,000
2023	Allowance for customer-payment discrepancies	$1,375,000	$2,112,000	$1,853,000	$1,634,000
2022	Allowance for customer-payment discrepancies	$752,000	$2,142,000	$1,519,000	$1,375,000

Inventory — Allowance for excess and obsolete inventory

			Provision for
		Balance at	excess and		Balance at
Years Ended		beginning of	obsolete	Amounts	end of
March 31,	Description	year	inventory	written off	year
2024	Allowance for excess and obsolete inventory	$16,436,000	$16,233,000	$15,297,000	$17,372,000
2023	Allowance for excess and obsolete inventory	$13,520,000	$18,851,000	$15,935,000	$16,436,000
2022	Allowance for excess and obsolete inventory	$13,246,000	$13,504,000	$13,230,000	$13,520,000

Deferred Tax Assets — Valuation allowance for deferred tax assets

		Balance at	Charge to		Balance at
Years Ended		beginning of	income tax	Charged to	end of
March 31,	Description	year	expense	Other Accounts	year
2024	Valuation allowance for deferred tax assets	$7,619,000	$37,780,000	$-	$45,399,000
2023	Valuation allowance for deferred tax assets	$6,816,000	$803,000	$-	$7,619,000
2022	Valuation allowance for deferred tax assets	$6,163,000	$653,000	$-	$6,816,000

S-1