Form 10-K/A
period 2024-03-31
MOTORCAR PARTS OF AMERICA INC
filed 2024-06-28
CIK 918251

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

DOCUMENTS INCORPORATED BY REFERENCE:

In accordance with General Instruction G (3) of Form 10-K, the information required by Part III hereof will either be incorporated into this annual report on Form 10-K by reference to the registrant’s Definitive Proxy Statement for the registrant’s next Annual Meeting of Stockholders filed within 120 days of March 31, 2024 or will be included in an amendment to this annual report on Form 10-K filed within 120 days of March 31, 2024.

Ernst & Young LLP	Los Angeles, California	PCAOB ID No. 42

Explanatory Note

Motorcar Parts of America, Inc. (which may be referred to as “the Company,” “we,” “us,” “MPA,” and “our”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amended Form 10-K”) to amend our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 11, 2024 (the “Original Form 10-K”), to include Exhibit 97.1, which was omitted from Original Form 10-K.

This Amended Form 10-K also updates, amends, and supplements Item 15 of the Original Form 10-K to include the filing of new Exhibits 31.4, 31.5 and 31.6, certifications of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

No other changes have been made to the Original Form 10-K. This Amended Form 10-K does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amended Form 10-K should be read in conjunction with the Original Form 10-K and with our subsequent filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.

PART IV

Item15.	Exhibits, Financial Statement Schedule

a.	Documents filed as part of this report:

(1) See Item 15(a)(1) of the Original Form 10-K.

(2) See Item 15(a)(2) of the Original Form 10-K.

(3) The documents listed in the Exhibit Index of this Amendment No. 1 to the Annual Report on Form 10-K/A are incorporated by reference or are filed with this Amendment No. 1 to the Annual Report on Form 10-K/A, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

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
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2023.

21.1	List of Subsidiaries	Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on June 11, 2024.

23.1	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP	Incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed on June 11, 2024.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-K filed on June 11, 2024.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-K filed on June 11, 2024.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Incorporated by reference to Exhibit 31.3 to the Annual Report on Form 10-K filed on June 11, 2024.

31.4	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.5	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.6	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed on June 11, 2024.

97.1	Policy for Recovery of Erroneously Awarded Compensation	Filed herewith.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document)

101.SCM	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

*	Portions of this exhibit have been granted confidential treatment by the SEC.

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

MOTORCAR PARTS OF AMERICA, INC.

Dated: June 28, 2024	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: June 28, 2024	By:	/s/ Kamlesh Shah
Kamlesh Shah
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director (Principal Executive Officer)	June 28, 2024
Selwyn Joffe

/s/ David Lee	Chief Financial Officer (Principal Financial Officer)	June 28, 2024
David Lee

/s/ Kamlesh Shah	Chief Accounting Officer (Principal Accounting Officer)	June 28, 2024
Kamlesh Shah

/s/ Rudolph Borneo	Director	June 28, 2024
Rudolph Borneo

/s/ David Bryan	Director	June 28, 2024
David Bryan

/s/ Joseph Ferguson	Director	June 28, 2024
Joseph Ferguson

/s/ Philip Gay	Director	June 28, 2024
Philip Gay

/s/ Jeffrey Mirvis	Director	June 28, 2024
Jeffrey Mirvis

/s/ Jamy Rankin	Director	June 28, 2024
Jamy Rankin

/s/ Douglas Trussler	Director	June 28, 2024
Douglas Trussler

/s/ Patricia Warfield	Director	June 28, 2024
Patricia Warfield

/s/ Barbara Whittaker	Director	June 28, 2024
Barbara Whittaker