Form 10-Q
period 2024-09-30
MOTORCAR PARTS OF AMERICA INC
filed 2024-11-12
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

There were 19,851,841 shares of Common Stock outstanding at November 5, 2024.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2024	March 31, 2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$10,413,000	$13,974,000
Short-term investments	1,901,000	1,837,000
Accounts receivable — net	112,699,000	96,296,000
Inventory — net	378,776,000	397,328,000
Contract assets	24,956,000	27,139,000
Prepaid expenses and other current assets	19,457,000	23,885,000
Total current assets	548,202,000	560,459,000
Plant and equipment — net	32,561,000	38,338,000
Operating lease assets	71,792,000	83,973,000
Long-term deferred income taxes	5,637,000	2,976,000
Long-term contract assets	321,303,000	320,282,000
Goodwill and intangible assets — net	3,984,000	4,274,000
Other assets	2,763,000	1,700,000
TOTAL ASSETS	$986,242,000	$1,012,002,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$168,548,000	$185,182,000
Customer finished goods returns accrual	37,495,000	38,312,000
Contract liabilities	45,517,000	37,591,000
Revolving loan	124,691,000	128,000,000
Other current liabilities	8,419,000	7,021,000
Operating lease liabilities	9,272,000	8,319,000
Total current liabilities	393,942,000	404,425,000
Convertible notes, related party	32,340,000	30,776,000
Long-term contract liabilities	219,891,000	212,068,000
Long-term deferred income taxes	573,000	511,000
Long-term operating lease liabilities	69,419,000	72,240,000
Other liabilities	6,114,000	6,872,000
Total liabilities	722,279,000	726,892,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $0.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $0.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $0.01 per share, 50,000,000 shares authorized; 19,776,373 and 19,662,380 shares issued and outstanding at September 30, 2024 and March 31, 2024, respectively	198,000	197,000
Additional paid-in capital	238,089,000	236,255,000
Retained earnings	18,464,000	39,503,000
Accumulated other comprehensive income	7,212,000	9,155,000
Total shareholders’ equity	263,963,000	285,110,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$986,242,000	$1,012,002,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net sales	$208,186,000	$196,639,000	$378,073,000	$356,344,000
Cost of goods sold	166,909,000	155,491,000	307,622,000	288,629,000
Gross profit	41,277,000	41,148,000	70,451,000	67,715,000
Operating expenses:
General and administrative	15,052,000	14,325,000	31,722,000	26,927,000
Sales and marketing	5,834,000	5,688,000	11,283,000	11,107,000
Research and development	2,443,000	2,438,000	4,876,000	4,813,000
Foreign exchange impact of lease liabilities and forward contracts	5,428,000	4,760,000	16,506,000	490,000
Total operating expenses	28,757,000	27,211,000	64,387,000	43,337,000
Operating income	12,520,000	13,937,000	6,064,000	24,378,000
Other expenses:
Interest expense, net	14,182,000	15,383,000	28,569,000	27,103,000
Change in fair value of compound net derivative liability	380,000	390,000	(2,200,000)	530,000
Loss on extinguishment of debt	-	168,000	-	168,000
Total other expenses	14,562,000	15,941,000	26,369,000	27,801,000
Loss before income tax expense (benefit)	(2,042,000)	(2,004,000)	(20,305,000)	(3,423,000)
Income tax expense (benefit)	912,000	(46,000)	734,000	(55,000)
Net loss	$(2,954,000)	$(1,958,000)	$(21,039,000)	$(3,368,000)
Basic net loss per share	$(0.15)	$(0.10)	$(1.07)	$(0.17)
Diluted net loss per share	$(0.15)	$(0.10)	$(1.07)	$(0.17)
Weighted average number of shares outstanding:
Basic	19,760,028	19,599,162	19,717,517	19,554,142
Diluted	19,760,028	19,599,162	19,717,517	19,554,142

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net loss	$(2,954,000)	$(1,958,000)	$(21,039,000)	$(3,368,000)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(1,268,000)	2,122,000	(1,943,000)	5,465,000
Total other comprehensive (loss) income, net of tax	(1,268,000)	2,122,000	(1,943,000)	5,465,000
Comprehensive (loss) income	$(4,222,000)	$164,000	$(22,982,000)	$2,097,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31, 2024	19,662,380	$197,000	$236,255,000	$39,503,000	$9,155,000	$285,110,000
Compensation recognized under employee stock plans	-	-	1,000,000	-	-	1,000,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	91,205	1,000	(182,000)	-	-	(181,000)
Foreign currency translation	-	-	-	-	(675,000)	(675,000)
Net loss	-	-	-	(18,085,000)	-	(18,085,000)
Balance at June 30, 2024	19,753,585	$198,000	$237,073,000	$21,418,000	$8,480,000	$267,169,000
Compensation recognized under employee stock plans	-	-	1,016,000	-	-	1,016,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	22,788	-	-	-	-	-
Foreign currency translation	-	-	-	-	(1,268,000)	(1,268,000)
Net loss	-	-	-	(2,954,000)	-	(2,954,000)
Balance at September 30, 2024	19,776,373	$198,000	$238,089,000	$18,464,000	$7,212,000	$263,963,000

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31,2023	19,494,615	$195,000	$231,836,000	$88,747,000	$(303,000)	$320,475,000
Compensation recognized under employee stock plans	-	-	1,310,000	-	-	1,310,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	104,530	1,000	(280,000)	-	-	(279,000)
Foreign currency translation	-	-	-	-	3,343,000	3,343,000
Net loss	-	-	-	(1,410,000)	-	(1,410,000)
Balance at June 30, 2023	19,599,145	$196,000	$232,866,000	$87,337,000	$3,040,000	$323,439,000
Compensation recognized under employee stock plans	-	-	1,533,000	-	-	1,533,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	50	-	-	-	-	-
Foreign currency translation	-	-	-	-	2,122,000	2,122,000
Net loss	-	-	-	(1,958,000)	-	(1,958,000)
Balance at September 30, 2023	19,599,195	$196,000	$234,399,000	$85,379,000	$5,162,000	$325,136,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,039,000)	$(3,368,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,330,000	5,966,000
Amortization of debt issuance costs	1,085,000	1,286,000
Amortization of interest on contract liabilities	396,000	486,000
Accrued interest on convertible notes, related party	1,760,000	1,600,000
Amortization of core premiums paid to customers	4,872,000	4,994,000
Amortization of finished goods premiums paid to customers	477,000	370,000
Noncash lease expense	4,988,000	5,063,000
Foreign exchange impact of lease liabilities and forward contracts	16,506,000	490,000
Change in fair value of compound net derivative liability	(2,200,000)	530,000
Gain on short-term investments	(132,000)	(86,000)
Net provision for inventory reserves	7,455,000	6,770,000
Net provision for customer payment discrepancies and credit losses	355,000	1,419,000
Deferred income taxes	(3,325,000)	(145,000)
Share-based compensation expense	2,016,000	2,843,000
Loss on disposal of plant and equipment	67,000	8,000
Changes in operating assets and liabilities:
Accounts receivable	(17,216,000)	(42,576,000)
Inventory	11,109,000	(16,871,000)
Prepaid expenses and other current assets	456,000	1,962,000
Other assets	(1,341,000)	(704,000)
Accounts payable and accrued liabilities	(12,671,000)	24,509,000
Customer finished goods returns accrual	(613,000)	(8,065,000)
Contract assets	(4,865,000)	(4,971,000)
Contract liabilities	15,359,000	16,953,000
Operating lease liabilities	(4,470,000)	(4,090,000)
Other liabilities	(2,348,000)	457,000
Net cash provided by (used in) operating activities	2,011,000	(5,170,000)
Cash flows from investing activities:
Purchase of plant and equipment	(1,047,000)	(169,000)
Redemption of short-term investments	68,000	61,000
Net cash used in investing activities	(979,000)	(108,000)
Cash flows from financing activities:
Borrowings under revolving loan	202,628,000	32,005,000
Repayments of revolving loan	(205,937,000)	(12,205,000)
Repayments of term loan	-	(13,125,000)
Payments for debt issuance costs	(15,000)	(1,426,000)
Payments on finance lease obligations	(860,000)	(962,000)
Cash used to net share settle equity awards	(181,000)	(279,000)
Net cash (used in) provided by financing activities	(4,365,000)	4,008,000
Effect of exchange rate changes on cash and cash equivalents	(228,000)	(33,000)
Net decrease in cash and cash equivalents	(3,561,000)	(1,303,000)
Cash and cash equivalents — Beginning of period	13,974,000	11,596,000
Cash and cash equivalents — End of period	$10,413,000	$10,293,000
Supplemental disclosures of cash flow information:
Cash paid for interest, net	$24,843,000	$23,831,000
Cash paid for income taxes, net of refunds	3,276,000	4,890,000
Cash paid for operating leases	6,804,000	6,558,000
Cash paid for finance leases	956,000	1,081,000
Plant and equipment acquired under finance leases	164,000	33,000
Assets acquired under operating leases	2,512,000	867,000
Non-cash capital expenditures	24,000	120,000
Debt issuance costs included in accounts payable and accrued liabilities	-	97,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
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

2. Basis of Presentation and New Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 11, 2024, and the 10-K/A for the fiscal year ended March 31, 2024 as filed with the SEC on June 28, 2024.

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

Accounting Pronouncements Not Yet Adopted

Disclosure Improvements

In October 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This standard was issued in response to the SEC’s disclosure update and simplification initiative, which affects a variety of topics within the Accounting Standards Codification. The amendments apply to all reporting entities within the scope of the affected topics unless otherwise indicated. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.

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

Accounts receivable — net is comprised of the following:

	September 30, 2024	March 31, 2024
Accounts receivable — trade	$126,925,000	$118,500,000
Allowance for credit losses	(92,000)	(189,000)
Customer payment discrepancies	(1,983,000)	(1,206,000)
Customer returns RGA issued	(12,151,000)	(20,809,000)
Total accounts receivable — net	$112,699,000	$96,296,000

4. Inventory — Net

Inventory — net is comprised of the following:

	September 30, 2024	March 31, 2024
Inventory — net
Raw materials	$158,702,000	$158,819,000
Work-in-process	9,954,000	7,943,000
Finished goods	210,861,000	227,650,000
	379,517,000	394,412,000
Less allowance for excess and obsolete inventory	(17,790,000)	(17,372,000)
Inventory	361,727,000	377,040,000
Inventory unreturned	17,049,000	20,288,000
Total inventory — net	$378,776,000	$397,328,000

5. Contract Assets

During the three months ended September 30, 2024 and 2023, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $1,164,000 and $1,995,000, respectively. During the six months ended September 30, 2024 and 2023, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $1,558,000 and $2,773,000, respectively.

Contract assets are comprised of the following:

	September 30, 2024	March 31, 2024
Short-term contract assets
Cores expected to be returned by customers	$13,580,000	$15,409,000
Core premiums paid to customers	9,380,000	9,567,000
Upfront payments to customers	1,301,000	1,407,000
Finished goods premiums paid to customers	695,000	756,000
Total short-term contract assets	$24,956,000	$27,139,000

Remanufactured cores held at customers’ locations	$285,815,000	$279,427,000
Core premiums paid to customers	25,656,000	30,227,000
Long-term core inventory deposits	5,569,000	5,569,000
Finished goods premiums paid to customers	2,170,000	2,341,000
Upfront payments to customers	2,093,000	2,718,000
Total long-term contract assets	$321,303,000	$320,282,000

6. Significant Customer and Other Information

Significant Customer Concentrations

The largest customers accounted for the following percentage of consolidated net sales:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net sales
Customer A	34%	37%	37%	35%
Customer C	31%	27%	29%	27%
Customer B	21%	21%	20%	20%

Revenues for these customers were derived from the Hard Parts segment and Test Solutions and Diagnostic Equipment segment. See Note 18 for a discussion of the Company’s segments.

The largest customers accounted for the following percentage of accounts receivable – trade:

	September 30, 2024	March 31, 2024
Accounts receivable - trade
Customer A	31%	35%
Customer C	21%	13%
Customer B	19%	25%

Geographic and Product Information

The Company’s products are sold predominantly in North America and accounted for the following percentages of consolidated net sales:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Product line
Rotating electrical products	68%	67%	67%	66%
Brake-related products	21%	20%	22%	21%
Wheel hub products	7%	9%	7%	10%
Other products	4%	4%	4%	3%
	100%	100%	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three and six months ended September 30, 2024 and 2023.

7. Debt

The Company has $268,620,000 in senior secured financing, (as amended from time to time, the “Credit Facility”) consisting of a $238,620,000 revolving loan facility (the “Revolving Facility”), subject to certain restrictions, and a $30,000,000 term loan facility (the “Term Loans”). The Term Loans were repaid during the year ended March 31, 2024. The Credit Facility matures on December 12, 2028. The lenders have a security interest in substantially all of the assets of the Company. In June 2024, the Company enrolled in a feature with its lenders, under which the Company sweeps its cash collections to pay down its Revolving Facility and borrows on-demand to fund payments. This feature is expected to reduce interest expense on borrowings under the Credit Facility.

The Company had $124,691,000 and $128,000,000 outstanding under the Revolving Facility at September 30, 2024 and March 31, 2024, respectively. In addition, $7,047,000 was outstanding for letters of credit at September 30, 2024. At September 30, 2024, after certain contractual adjustments, $94,330,000 was available under the Revolving Facility. The interest rate on the Company’s Revolving Facility was 8.17% and 8.43%, at September 30, 2024 and March 31, 2024, respectively.

The Credit Facility requires the Company to maintain a minimum fixed charge coverage ratio if undrawn availability is less than 22.5% of the aggregate revolving commitments and a specified minimum undrawn availability. During the six months ended September 30, 2024, undrawn availability was greater than the 22.5% threshold, therefore, the fixed charge coverage ratio financial covenant was not required to be tested.

Convertible Notes

On March 31, 2023, the Company entered into a note purchase agreement, as amended, (the “Note Purchase Agreement”) with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P. (collectively, the “Purchasers”) and Bison Capital Partners VI, L.P., as the purchaser representative (the “Purchaser Representative”) for the issuance and sale of $32,000,000 in aggregate principal amount of convertible notes due in 2029 (the “Convertible Notes”), which was used for general corporate purposes. The Convertible Notes bear interest at a rate of 10.0% per annum, compounded annually, and payable (i) in-kind or (ii) in cash, annually in arrears on April 1 of each year, commencing on April 1, 2024. In April 2024, non-cash accrued interest on the Convertible Notes of $3,209,000 was paid in-kind and is included in the principal amount of Convertible Notes at September 30, 2024. The Convertible Notes have an initial conversion price of $15.00 per share of common stock (“Conversion Option”). Unless and until the Company delivers a redemption notice, the Purchasers of the Convertible Notes may convert their Convertible Notes at any time at their option. Upon conversion, the Convertible Notes will be settled in shares of the Company’s common stock. Except in the case of the occurrence of a fundamental transaction, as defined in the form of convertible promissory note, the Company may not redeem the Convertible Notes prior to March 31, 2026. After March 31, 2026, the Company may redeem all or part of the Convertible Notes for a cash purchase (the “Company Redemption”) price. The effective interest rate was 18.3% as of September 30, 2024 and March 31, 2024, respectively.

The Company’s Convertible Notes are comprised of the following:

	September 30, 2024	March 31, 2024

Principal amount of Convertible Notes	$35,209,000	$32,000,000
Less: unamortized debt discount attributed to Compound Net Derivative Liability	(7,089,000)	(7,576,000)
Less: unamortized debt discount attributed to debt issuance costs	(990,000)	(1,058,000)
Carrying amount of the Convertible Notes	27,130,000	23,366,000
Plus: Compound Net Derivative Liability	5,210,000	7,410,000
Net carrying amount of Convertible Notes, related party	$32,340,000	$30,776,000

In connection with the Note Purchase Agreement, the Company entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at September 30, 2024 and March 31, 2024.

The Company Redemption option has been combined with the Conversion Option as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the condensed consolidated balance sheets at September 30, 2024 and March 31, 2024. The fair value of the Conversion Option and the Company Redemption option using Level 3 inputs and the Monte Carlo simulation model was a liability of $6,400,000 and $9,800,000, and an asset of $1,190,000 and $2,390,000 at September 30, 2024 and March 31, 2024, respectively.  During the three months ended September 30, 2024 and 2023, the Company recorded losses of $380,000 and $390,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statement of operations. During the six months ended September 30, 2024 and 2023, the Company recorded a gain of $2,200,000 and a loss of $530,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

The Convertible Notes also contain additional features, such as, default interest and options related to a fundamental transaction, which were not separately accounted for as the value of such features were not material at September 30, 2024 and March 31, 2024.

Interest expense related to the Convertible Notes is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Contractual interest expense	$880,000	$800,000	$1,760,000	$1,600,000
Accretion of debt discount	249,000	208,000	487,000	409,000
Amortization of debt issuance costs	35,000	30,000	68,000	57,000
Total interest expense	$1,164,000	$1,038,000	$2,315,000	$2,066,000

There are no future payments required under the Convertible Notes prior to their maturity, therefore, the principal amount of the Convertible Notes plus interest payable in-kind, assuming no early redemption or conversion has occurred, of $56,704,000 would be paid on March 30, 2029.

8. Contract Liabilities

Contract liabilities are comprised of the following:

	September 30, 2024	March 31, 2024
Short-term contract liabilities
Customer allowances earned	$25,537,000	$19,789,000
Customer core returns accruals	12,114,000	10,448,000
Accrued core payment	3,208,000	3,476,000
Customer deposits	2,536,000	1,735,000
Core bank liability	1,767,000	1,739,000
Finished goods liabilities	355,000	404,000
Total short-term contract liabilities	$45,517,000	$37,591,000
Long-term contract liabilities
Customer core returns accruals	$203,572,000	$193,545,000
Core bank liability	10,953,000	11,843,000
Accrued core payment	5,366,000	6,535,000
Finished goods liabilities	-	145,000
Total long-term contract liabilities	$219,891,000	$212,068,000

9. Leases

The Company leases various facilities in North America and Asia under operating leases expiring through August 2033. The Company has material nonfunctional currency leases that could have a material impact on the Company’s condensed consolidated statements of operations. As required for other monetary liabilities, lessees remeasure foreign currency-denominated lease liabilities using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates and are not affected by subsequent changes in the exchange rates. In connection with the remeasurement of these leases, the Company recorded a loss of $3,978,000 and $1,948,000 during the three months ended September 30, 2024 and 2023, respectively. In connection with the remeasurement of these leases, the Company recorded a loss of $9,687,000 and a gain of $1,822,000 during the six months ended September 30, 2024 and 2023, respectively. These amounts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of operations.

During the six months ended September 30, 2024, the Company ceased manufacturing operations at its Torrance, California facility as a part of its on-going strategy to utilize its global footprint to enhance its operating efficiencies. This represented a significant change to the use of this right-of-use asset, which required a reassessment of the Company’s asset groups. The Company concluded that this right-of-use asset was no longer part of the Hard Parts asset group. The Company performed a test for recoverability (using Level 3 inputs) which resulted in no impairment at September 30, 2024. Any future changes to the assumptions and estimates from those anticipated may affect the carrying value of right-of-use assets and could result in impairment charges.

Balance sheet information for leases is as follows:

Leases	Classification	September 30, 2024	March 31, 2024
Assets:
Operating	Operating lease assets	$71,792,000	$83,973,000
Finance	Plant and equipment	3,634,000	4,611,000
Total leased assets		$75,426,000	$88,584,000

Liabilities:
Current
Operating	Operating lease liabilities	$9,272,000	$8,319,000
Finance	Other current liabilities	1,331,000	1,585,000
Long-term
Operating	Long-term operating lease liabilities	69,419,000	72,240,000
Finance	Other liabilities	1,451,000	1,893,000
Total lease liabilities		$81,473,000	$84,037,000

Lease cost recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Lease cost
Operating lease cost	$3,523,000	$3,761,000	$7,282,000	$7,503,000
Short-term lease cost	381,000	350,000	693,000	643,000
Variable lease cost	91,000	146,000	255,000	332,000
Finance lease cost:
Amortization of finance lease assets	295,000	391,000	653,000	794,000
Interest on finance lease liabilities	45,000	57,000	96,000	119,000
Total lease cost	$4,335,000	$4,705,000	$8,979,000	$9,391,000

Maturities of lease commitments at September 30, 2024 by fiscal year were as follows:

Maturity of lease liabilities	Operating Leases	Finance Leases	Total
2025 - remaining six months	$6,753,000	$819,000	$7,572,000
2026	13,575,000	1,055,000	14,630,000
2027	11,711,000	564,000	12,275,000
2028	11,147,000	401,000	11,548,000
2029	11,142,000	203,000	11,345,000
Thereafter	43,524,000	17,000	43,541,000
Total lease payments	97,852,000	3,059,000	100,911,000
Less amount representing interest	(19,161,000)	(277,000)	(19,438,000)
Present value of lease liabilities	$78,691,000	$2,782,000	$81,473,000

Other information about leases is as follows:

	September 30, 2024	March 31, 2024
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	2.8	2.8
Operating leases	7.7	8.3
Weighted-average discount rate:
Finance leases	6.6%	6.4%
Operating leases	5.8%	5.8%

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

The following is a summary of accounts receivable discount programs:

	Six Months Ended
	September 30,
	2024	2023
Receivables discounted	$303,638,000	$255,303,000
Weighted average number of days collection was accelerated	343	338
Annualized weighted average discount rate	6.5%	6.6%
Amount of discount recognized as interest expense	$18,870,000	$15,940,000

11. Supplier Finance Programs

The Company utilizes a supplier finance program, which allows certain of the Company’s suppliers to sell their receivables due from the Company to participating financial institutions at the sole discretion of both the supplier and the financial institutions. The program is administered by a third party. As of September 30, 2024, $15,000,000 of commitments from participating financial institutions is available to suppliers under this program. The Company has no economic interest in the sale of these receivables and no direct relationship with the financial institution. Payments to the third-party administrator are based on services rendered and are not related to the volume or number of financing agreements between suppliers, financial institution, and the third-party administrator. The Company is not a party to agreements negotiated between participating suppliers and the financial institution. The Company’s obligations to its suppliers, including amounts due and payment terms, are not affected by a supplier’s decision to participate in this program. The Company does not provide guarantees and there are no assets pledged to the financial institution or the third-party administrator for the committed payment in connection with this program. At September 30, 2024, the Company had $26,487,000 of outstanding supplier obligations confirmed as valid under this program, included in accounts payable and accrued liabilities in the condensed consolidated balance sheet.

12. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, Warrants, and Convertible Notes (see Note 7), which would result in the issuance of incremental shares of common stock to the extent such impact is not anti-dilutive.

The following presents a reconciliation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(2,954,000)	$(1,958,000)	$(21,039,000)	$(3,368,000)
Basic shares	19,760,028	19,599,162	19,717,517	19,554,142
Effect of potentially dilutive securities	-	-	-	-
Diluted shares	19,760,028	19,599,162	19,717,517	19,554,142
Net loss per share:
Basic net loss per share	$(0.15)	$(0.10)	$(1.07)	$(0.17)
Diluted net loss per share	$(0.15)	$(0.10)	$(1.07)	$(0.17)

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net loss per share. For the three and six months ended September 30, 2024 and 2023, there were 2,357,749 and 2,104,035, respectively, of potential common shares not included in the calculation of diluted net loss per share because their effect was anti-dilutive.

In addition, for the three and six months ended September 30, 2024 and 2023, there were 2,435,281 and 2,240,593, respectively, of potential common shares not included in the calculation of diluted net loss per share under the “if-converted” method for the Convertible Notes because their effect was anti-dilutive. The potential common shares related to the Warrants issued in connection with the Convertible Notes (see Note 7) are anti-dilutive until they become exercisable and as of September 30, 2024, the Warrants were not exercisable.

13. Income Taxes

The Company recorded an income tax expense of $912,000, or an effective tax rate of (44.7)%, compared with an income tax benefit of $46,000, or an effective tax rate of 2.3%, for the three months ended September 30, 2024 and 2023, respectively. The Company recorded an income tax expense of $734,000, or an effective tax rate of (3.6)%, compared with an income tax benefit of $55,000, or an effective tax rate of 1.6%, for the six months ended September 30, 2024 and 2023, respectively. The effective tax rate for the three and six months ended September 30, 2024, was primarily impacted by (i) the change in valuation allowance, (ii) specific jurisdictions that the Company does not expect to recognize the benefit of losses, and (iii) foreign income taxed at rates that are different from the federal statutory rate.

Management continues to monitor its valuation allowance position in its various jurisdictions. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, past financial performance, and tax planning strategies. Based on this analysis, the Company determined that it is more likely than not that certain deferred tax assets will not be realized. As a result, the Company maintained its valuation allowance. The Company will continue to monitor the need for a valuation allowance in future periods, considering any changes in circumstances that may affect the realizability of deferred tax assets.

The Company and its subsidiaries file income tax returns for the U.S. federal, various state, and foreign jurisdictions with varying statutes of limitations. The Company was previously under examination by the State of California for fiscal years ended March 31, 2020, 2021 and 2022. During the three months ended September 30, 2024, this audit was concluded with no changes required to the Company’s filed income tax returns. At September 30, 2024, the Company remains subject to examination from the fiscal years ended March 31, 2020 and forward. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $53,039,000 and $54,092,000 at September 30, 2024 and March 31, 2024, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to these derivative transactions is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of operations.

The following shows the effect of derivative instruments on the condensed consolidated statements of operations:

	Foreign Exchange Impact of Lease Liabilities and Forward Contracts
	Three Months Ended		Six Months Ended
Derivatives Not Designated as	September 30,		September 30,
Hedging Instruments	2024	2023	2024	2023
Loss from forward foreign currency exchange contracts	$(1,450,000)	$(2,812,000)	$(6,819,000)	$(2,312,000)

The fair value of the forward foreign currency exchange contracts of $4,303,000 is included in other current liabilities in the condensed consolidated balance sheets at September 30, 2024. The fair value of the forward foreign currency exchange contracts of  $2,516,000 is included in prepaid expenses and other current assets in the condensed consolidated balance sheets at March 31, 2024. The changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of cash flows for the six months ended September 30, 2024 and 2023.

15. Fair Value Measurements

The following summarizes financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	September 30, 2024				March 31, 2024
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$1,901,000	$1,901,000	$-	$-	$1,837,000	$1,837,000	$-	$-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	-	-	-	-	2,516,000	-	2,516,000	-

Liabilities
Other current liabilities
Deferred compensation	1,901,000	1,901,000	-	-	1,837,000	1,837,000	-	-
Forward foreign currency exchange contracts	4,303,000	-	4,303,000	-	-	-	-	-
Convertible notes, related party
Compound Net Derivative Liability	5,210,000	-	-	5,210,000	7,410,000	-	-	7,410,000

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

Compound Net Derivative Liability

The Company estimates the fair value of the Compound Net Derivative Liability (see Note 7) using Level 3 inputs and the Monte Carlo simulation model at the balance sheet date. The Monte Carlo simulation model requires the input of subjective assumptions including the expected volatility of the underlying stock. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. This amount is recorded within convertible notes, related party in the condensed consolidated balance sheets at September 30, 2024 and March 31, 2024. Any changes in the fair value of the Compound Net Derivative Liability are recorded in change in fair value of compound net derivative liability in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

The following assumptions were used to determine the fair value of the Compound Net Derivative Liability:

	September 30, 2024	March 31, 2024
Risk free interest rate	3.55%	4.36%
Cost of equity	22.00%	23.20%
Weighted average cost of capital	13.10%	14.90%
Expected volatility of the Company’s common stock	45.00%	50.00%
EBITDA volatility	40.00%	40.00%

The following summarizes the activity for Level 3 fair value measurements:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Beginning balance	$4,830,000	$8,570,000	$7,410,000	$8,430,000
Changes in fair value of Compound Net Derivative Liability included in earnings	380,000	390,000	(2,200,000)	530,000
Ending balance	$5,210,000	$8,960,000	$5,210,000	$8,960,000

During the three and six months ended September 30, 2024, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loan and other long-term liabilities approximate their fair value based on the variable nature of interest rates and current rates for instruments with similar characteristics. At September 30, 2024 and March 31, 2024, the net carrying amount of the Convertible Notes was $32,340,000 and $30,776,000, respectively ( see Note 7). The estimated fair value of the Company’s Convertible Notes was $37,631,000 and $38,276,000 using Level 3 inputs at September 30, 2024 and March 31, 2024, respectively.

16. Share-based Payments

Stock Options

During the six months ended September 30, 2024, no options to purchase shares of the Company’s common stock were granted. The Company granted options to purchase 132,133 shares of common stock during the six months ended September 30, 2023.

The following assumptions were used to derive the weighted average fair value of the stock options granted:

Six Months Ended September 30,
2023
Weighted average risk free interest rate	4.53%
Weighted average expected holding period (years)	6.57
Weighted average expected volatility	51.29%
Weighted average expected dividend yield	-
Weighted average fair value of options granted	$3.75

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2024	1,108,017	$20.29
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(11,166)	$19.43
Expired	(36,733)	$22.93
Outstanding at September 30, 2024	1,060,118	$20.21

At September 30, 2024, options to purchase 87,288 shares of common stock were unvested at a weighted average exercise price of $9.32.

At September 30, 2024, there was $323,000 of total unrecognized compensation expense related to unvested stock option awards, which will be recognized over the weighted average remaining vesting period of approximately 2.0 years.

Restricted Stock Units (“RSUs”)

During the six months ended September 30, 2024, the Company granted 316,040 of time-based vesting RSUs, based on the closing market price on the grant date. During the six months ended September 30, 2023, no RSUs were granted by the Company.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2024	240,923	$12.23
Granted	316,040	$6.40
Vested	(109,382)	$14.83
Forfeited/Cancelled	(4,069)	$8.72
Outstanding at September 30, 2024	443,512	$7.47

At September 30, 2024, there was $2,357,000 of unrecognized compensation expense related to RSUs, which will be recognized over the weighted average remaining vesting period of approximately 1.8 years.

Performance Stock Units (“PSUs”)

During the six months ended September 30, 2024, the Company granted 155,391 PSUs (at target performance levels), which cliff vest after a three-year performance period, subject to continued employment. The number of shares earned at the end of the three-year performance period will vary, based only on actual performance, from 0% to 150% of the target number of PSUs granted depending on the Company’s total shareholder return (“TSR”) percentile rank relative to that of a peer group over the performance period. TSR is measured based on a comparison of the closing price on the first trading day of the performance period and the average closing price over the last 30 trading days of the performance period. TSR is considered a market condition because it measures the Company’s return against the performance of the Russell 3000, excluding companies classified as financials and real estate and companies with a market capitalization of more than $600 million, over a given period of time.

During the six months ended September 30, 2023, the Company granted 585,583 PSUs, which vest within a three-year period, subject to continued employment, as follows: (i) if the stock price is greater than or equal to $10.00 per share, then 1/3 of the grant will vest, (ii) if the stock price is greater than or equal to $15.00 per share then the next 1/3 of the grant will vest, and (iii) if the stock price is greater than or equal to $20.00 per share then the final 1/3 of the grant will vest. Recipients are eligible to vest in between 50% and 150% of the third tranche by achieving a stock price between $17.50 and $25.00 per share (each stock price target must be met for 30 consecutive trading days).

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

	Six Months Ended September 30,
	2024	2023
Risk free interest rate	4.45%	4.32-4.35%
Expected life in years	3.0	0.2-1.8
Expected volatility of the Company’s common stock	59.80%	54.2-55.1%
Average correlation coefficient of peer companies	16.50%	-%
Expected dividend yield	-	-
Grant date fair value	$8.65	$3.57-8.37

The following is a summary of non-vested PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2024	773,923	$7.73
Granted (1)	166,343	$8.65
Vested	(32,848)	$22.27
Forfeited/Cancelled	(53,299)	$22.89
Outstanding at September 30, 2024	854,119	$6.58

(1)	Granted includes 10,952 additional PSUs issued in connection with the vesting of the Company’s June 2021 PSU grant based on actual Company performance metrics exceeding target performance levels.

At September 30, 2024, there was $1,818,000 of unrecognized compensation expense related to these awards, which will be recognized over the weighted average remaining vesting period of approximately 2.0 years.

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

The following summarizes the changes in the warranty returns:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$15,046,000	$16,677,000	$19,326,000	$19,830,000
Charged to expense	41,744,000	37,022,000	75,096,000	68,134,000
Amounts processed	(40,141,000)	(37,502,000)	(77,773,000)	(71,767,000)
Balance at end of period	$16,649,000	$16,197,000	$16,649,000	$16,197,000

At September 30, 2024 and March 31, 2024, the Company’s total warranty return accrual was $16,649,000 and $19,326,000, respectively, of which $5,676,000 and $5,667,000, respectively, was included in the customer returns RGA issued within accounts receivable—net and $10,973,000 and $13,659,000, respectively, was included in the customer finished goods returns accrual in the condensed consolidated balance sheets.

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

Financial information relating to the Company’s segments is as follows:

	Three Months Ended September 30, 2024
	Hard Parts		All Other	Total
Net sales to external customers	$194,677,000		$13,509,000	$208,186,000
Intersegment sales	464,000		560,000	1,024,000
Operating income	11,283,000	(1)	1,199,000	12,482,000
Depreciation and amortization	2,401,000		200,000	2,601,000
Segment assets	997,018,000		57,418,000	1,054,436,000
Capital expenditures	548,000		9,000	557,000

	Three Months Ended September 30, 2023
	Hard Parts		All Other	Total
Net sales to external customers	$184,421,000		$12,218,000	$196,639,000
Intersegment sales	68,000		38,000	106,000
Operating income (loss)	15,203,000	(1)	(1,300,000)	13,903,000
Depreciation and amortization	2,589,000		344,000	2,933,000
Segment assets	1,074,783,000		51,668,000	1,126,451,000
Capital expenditures	91,000		38,000	129,000

	Six Months Ended September 30, 2024
	Hard Parts		All Other	Total
Net sales to external customers	$352,864,000		$25,209,000	$378,073,000
Intersegment sales	496,000		572,000	1,068,000
Operating income	4,824,000	(1)	1,193,000	6,017,000
Depreciation and amortization	4,926,000		404,000	5,330,000
Capital expenditures	801,000		246,000	1,047,000

	Six Months Ended September 30, 2023
	Hard Parts		All Other	Total
Net sales to external customers	$334,168,000		$22,176,000	$356,344,000
Intersegment sales	200,000		133,000	333,000
Operating income (loss)	26,709,000	(1)	(2,379,000)	24,330,000
Depreciation and amortization	5,268,000		698,000	5,966,000
Capital expenditures	131,000		38,000	169,000

	Three Months Ended		Six Months Ended
	September 30,		September 30
Net sales	2024	2023	2024	2023
Total net sales for reportable segment	$195,141,000	$184,489,000	$353,360,000	$334,368,000
Other net sales	14,069,000	12,256,000	25,781,000	22,309,000
Elimination of intersegment net sales	(1,024,000)	(106,000)	(1,068,000)	(333,000)
Total consolidated net sales	$208,186,000	$196,639,000	$378,073,000	$356,344,000

	Three Months Ended		Six Months Ended
	September 30,		September 30
Profit or loss	2024	2023	2024	2023
Total operating income for reportable segment (1)	$11,283,000	$15,203,000	$4,824,000	$26,709,000
Other operating income (loss)	1,199,000	(1,300,000)	1,193,000	(2,379,000)
Elimination of intersegment operating income	38,000	34,000	47,000	48,000
Interest expense, net	(14,182,000)	(15,383,000)	(28,569,000)	(27,103,000)
Change in fair value of compound net derivative liability	(380,000)	(390,000)	2,200,000	(530,000)
Loss on extinguishment of debt	-	(168,000)	-	(168,000)
Total consolidated loss before income tax expense (benefit)	$(2,042,000)	$(2,004,000)	$(20,305,000)	$(3,423,000)

Assets	September 30, 2024	March 31, 2024
Total assets for reportable segment	$997,018,000	$1,019,811,000
Other assets	57,418,000	54,946,000
Elimination of intersegment assets	(68,194,000)	(62,755,000)
Total consolidated assets	$986,242,000	$1,012,002,000

(1)
Operating income for the Company’s Hard Parts segment includes the foreign exchange impact of lease liabilities and forward contracts, which were losses of $5,428,000 and $4,760,000, for the three months ended September 30, 2024 and 2023, respectively, and losses of $16,506,000 and $490,000, for the six months ended September 30, 2024 and 2023, respectively.

19. Share Repurchases

In August 2018, the Company’s board of directors approved an increase in its share repurchase program from $20,000,000 to $37,000,000 of its common stock. During the three and six months ended September 30, 2024, the Company did not repurchase any shares of its common stock. As of September 30, 2024, $18,745,000 has been utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in the Company’s Credit Facility. The Company retired the 837,007 shares repurchased under this program through September 30, 2024. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

20. Related Party Transactions

Lease

In December 2022, the Company entered into an operating lease for its 35,000 square foot manufacturing, warehouse, and office facility in Ontario, Canada, with a company co-owned by a member of management. The lease, which commenced January 1, 2023, has an initial term of one year with a base rent of approximately $27,000 per month and includes options to renew for up to four years. In November 2023, the Company exercised one of these options to renew for an additional one-year period. The rent expense recorded for the related party lease was $81,000 and $162,000 for the three and six months ended September 30, 2024 and 2023.

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

Management Overview

With a scalable infrastructure and abundant growth opportunities, we are focused on growing our aftermarket business in the North American marketplace and growing our leadership position in the test solutions and diagnostic equipment market by providing innovative and intuitive solutions to our customers. Our investments in global infrastructure and human resources during the past few years reflects the significant expansion of manufacturing capacity to support multiple product lines. These investments included (i) a 410,000 square foot distribution center, (ii) two buildings totaling 372,000 square feet for remanufacturing and core sorting of brake calipers, and (iii) the realignment of production at our original 312,000 square foot facility in Mexico. In addition, during the six months ended September 30, 2024, we ceased manufacturing at our Torrance, California facility, reduced our headcount, and incurred certain transition expenses in connection with our on-going strategy to utilize our global footprint to enhance operating efficiencies and expect to realize future benefit from these cost-saving measures.

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

Results of Operations for the Three Months Ended September 30, 2024 and 2023

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key consolidated operating data:

	Three Months Ended
	September 30,
	2024	2023
Cash flow provided by operations	$22,852,000	$15,300,000
Finished goods turnover (annualized) (1)	4.1	4.1

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended
	September 30,
	2024	2023
Net sales	$208,186,000	$196,639,000
Cost of goods sold	166,909,000	155,491,000
Gross profit	41,277,000	41,148,000
Gross margin	19.8%	20.9%

Net Sales. Our consolidated net sales for the three months ended September 30, 2024 were $208,186,000, which represents an increase of $11,547,000, or 5.9%, from the three months ended September 30, 2023 of $196,639,000. Our sales for the three months ended September 30, 2024 compared with the three months September 30, 2023 reflect continued strong demand for rotating electrical and brake-related products.

Gross Profit. Our consolidated gross profit was $41,277,000, or 19.8% of consolidated net sales, for the three months ended September 30, 2024 compared with $41,148,000, or 20.9% of consolidated net sales, for the three months ended September 30, 2023. The decrease in our gross margin for the three months ended September 30, 2024 reflects (i) $2,686,000 of certain one-time expenses for onboarding new business and (ii) $1,298,000 of transition expenses in connection with our on-going strategy to utilize our global footprint to enhance operating efficiencies. We expect to realize future benefit from this new business and cost-saving initiatives.

In addition, our gross margin for the three months ended September 30, 2024 compared with the three months ended September 30, 2023 was impacted by (i) amortization of core and finished goods premiums paid to customers related to new business of $2,621,000 and $2,707,000, respectively and (ii) the non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, which resulted in a write-down of $1,164,000 and $1,995,000, respectively.

Operating Expenses

The following summarizes our consolidated operating expenses:

	Three Months Ended
	September 30,
	2024	2023
General and administrative	$15,052,000	$14,325,000
Sales and marketing	5,834,000	5,688,000
Research and development	2,443,000	2,438,000
Foreign exchange impact of lease liabilities and forward contracts	5,428,000	4,760,000

Percent of net sales

General and administrative	7.2%	7.3%
Sales and marketing	2.8%	2.9%
Research and development	1.2%	1.2%
Foreign exchange impact of lease liabilities and forward contracts	2.6%	2.4%

General and Administrative. Our general and administrative expenses for the three months ended September 30, 2024 were $15,052,000, which represents an increase of $727,000, or 5.1%, from the three months ended September 30, 2023 of $14,325,000. This increase was primarily due to the timing of certain expenses.

Sales and Marketing. Our sales and marketing expenses were consistent at $5,834,000 for the three months ended September 30, 2024 compared with $5,688,000 for the three months ended September 30, 2023.

Research and Development. Our research and development expenses were consistent at $2,443,000 for the three months ended September 30, 2024 compared with $2,438,000 for the three months ended September 30, 2023.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts were non-cash losses of $5,428,000 and $4,760,000 for the three months ended September 30, 2024 and 2023, respectively. This change during the three months ended September 30, 2024 compared with the three months ended September 30, 2023 was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities, which resulted in non-cash losses of $3,978,000 and $1,948,000, respectively, due to foreign currency exchange rate fluctuations and (ii) the forward foreign currency exchange contracts, which resulted in non-cash losses of $1,450,000 and $2,812,000, respectively, due to the changes in their fair values.

Operating Income

Consolidated Operating Income. Our consolidated operating income for the three months ended September 30, 2024 was $12,520,000 compared with $13,937,000 for the three months ended September 30, 2023. This decrease was primarily due our foreign exchange impact of lease liabilities and forward contracts and other items as discussed above.

Interest Expense

Interest Expense, net. Our interest expense for the three months ended September 30, 2024 was $14,182,000, which represents a decrease of $1,201,000, or 7.8%, from interest expense for the three months ended September 30, 2023 of $15,383,000. This decrease was primarily due to lower average outstanding balances under our credit facility and lower interest rates. In addition, lower discount rates on accounts receivable discount programs was partially offset by increased collection of receivables utilizing these programs as a result of higher sales.

Change in Fair Value of Compound Net Derivative Liability

Change in Fair Value of Compound Net Derivative Liability. Our change in fair value of compound net derivative liability associated with the convertible notes issued on March 31, 2023 was a non-cash loss of $380,000 and $390,000 for the three months ended September 30, 2024 and 2023, respectively.

Loss on Extinguishment of Debt

Loss on Extinguishment of Debt. Our loss on extinguishment of debt was $168,000 in connection with the repayment of the remaining outstanding balance of our term loans during the three months ended September 30, 2023.

Provision for Income Taxes

Income Tax. We recorded an income tax expense of $912,000, or an effective tax rate of (44.7)%, compared with an income tax benefit of $46,000, or an effective tax rate of 2.3%, for the three months ended September 30, 2024 and 2023, respectively. The effective tax rate for the three months ended September 30, 2024, was primarily impacted by (i) the change in valuation allowance, (ii) specific jurisdictions that we do not expect to recognize the benefit of losses, and (iii) foreign income taxed at rates that are different from the federal statutory rate.

Results of Operations for the Six Months Ended September 30, 2024 and 2023

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key consolidated operating data:

	Six Months Ended
	September 30,
	2024	2023
Cash flows provided by (used in) operations	$2,011,000	$(5,170,000)
Finished goods turnover (annualized) (1)	3.8	3.8

(1)
Annualized finished goods turnover for the fiscal period is calculated by multiplying cost of goods sold for the fiscal period by 2 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal period. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Six Months Ended
	September 30,
	2024	2023
Net sales	$378,073,000	$356,344,000
Cost of goods sold	307,622,000	288,629,000
Gross profit	70,451,000	67,715,000
Gross margin	18.6%	19.0%

Net Sales. Our consolidated net sales for the six months ended September 30, 2024 were $378,073,000, which represents an increase of $21,729,000, or 6.1%, from the six months ended September 30, 2023 of $356,344,000. Our sales for the six months ended September 30, 2024 compared with the six months ended September 30, 2023 reflect continued strong demand for rotating electrical and brake-related products. In addition, we have experienced strong demand for our test solutions and diagnostic equipment.

Gross Profit. Our consolidated gross profit was $70,451,000, or 18.6% of consolidated net sales, for the six months ended September 30, 2024 compared with $67,715,000, or 19.0% of consolidated net sales, for the six months ended September 30, 2023. Our gross margin for the six months ended September 30, 2024 was slightly reduced due to the following (i) $2,686,000 of certain one-time expenses for onboarding new business and (ii) $1,298,000 of transition expenses in connection with our on-going strategy to utilize our global footprint to enhance operating efficiencies. We expect to realize future benefit from this new business and cost-saving initiatives.

In addition, our gross margin for the six months ended September 30, 2024 compared with the six months ended September 30, 2023 was impacted by (i) amortization of core and finished goods premiums paid to customers related to new business of $5,349,000 and $5,364,000, respectively and (ii) the non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, which resulted in a write-down of $1,558,000 and $2,773,000, respectively.

Operating Expenses

The following summarizes our consolidated operating expenses:

	Six Months Ended
	September 30,
	2024	2023

General and administrative	$31,722,000	$26,927,000
Sales and marketing	11,283,000	11,107,000
Research and development	4,876,000	4,813,000
Foreign exchange impact of lease liabilities and forward contracts	16,506,000	490,000

Percent of net sales

General and administrative	8.4%	7.6%
Sales and marketing	3.0%	3.1%
Research and development	1.3%	1.4%
Foreign exchange impact of lease liabilities and forward contracts	4.4%	0.1%

General and Administrative. Our general and administrative expenses for the six months ended September 30, 2024 were $31,722,000, which represents an increase of $4,795,000, or 17.8%, from the six months ended September 30, 2023 of $26,927,000. This increase was primarily due to (i) $2,848,000 of increased severance during the six months ended September 30, 2024 due to headcount reductions in connection with our strategy to utilize our global footprint to enhance operating efficiencies and (ii) a loss of $1,726,000 during the six months ended September 30, 2024 compared with a gain $155,000 during the six months ended September 30, 2023 resulting from foreign currency exchange rates.

Sales and Marketing. Our sales and marketing expenses were consistent at $11,283,000 for the six months ended September 30, 2024 compared with $11,107,000 for the six months ended September 30, 2023.

Research and Development. Our research and development expenses were consistent at $4,876,000 for the six months ended September 30, 2024 compared with $4,813,000 for the six months ended September 30, 2023.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts were non-cash losses of $16,506,000 and $490,000 for the six months ended September 30, 2024 and 2023, respectively. This change during the six months ended September 30, 2024 compared with the six months ended September 30, 2023 was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities, which resulted in a non-cash loss of $9,687,000 compared with a non-cash gain of $1,822,000, respectively, due to foreign currency exchange rate fluctuations and (ii) the forward foreign currency exchange contracts, which resulted in non-cash losses of $6,819,000 and $2,312,000, respectively, due to the changes in their fair values.

Operating Income

Consolidated Operating Income. Our consolidated operating income for the six months ended September 30, 2024 was $6,064,000 compared with $24,378,000 for the six months ended September 30, 2023. This decrease was primarily due our foreign exchange impact of lease liabilities and forward contracts and other items as discussed above.

Interest Expense

Interest Expense, net. Our interest expense for the six months ended September 30, 2024 was $28,569,000, which represents an increase of $1,466,000, or 5.4%, from interest expense for the six months ended September 30, 2023 of $27,103,000. This increase was primarily due to increased collection of receivables utilizing accounts receivable discount programs resulting from higher sales partially offset by lower average outstanding balances under our credit facility and lower interest rates.

Change in Fair Value of Compound Net Derivative Liability

Change in Fair Value of Compound Net Derivative Liability. Our change in fair value of compound net derivative liability associated with the convertible notes issued on March 31, 2023 was a non-cash gain of $2,200,000 compared with a non-cash loss of $530,000 for the six months ended September 30, 2024 and 2023, respectively.

Loss on Extinguishment of Debt

Loss on Extinguishment of Debt. Our loss on extinguishment of debt was $168,000 in connection with the repayment of the remaining outstanding balance of our term loans during the six months ended September 30, 2023.

Provision for Income Taxes

Income Tax. We recorded an income tax expense of $734,000, or an effective tax rate of (3.6)%, compared with an income tax benefit of $55,000, or an effective tax rate of 1.6%, for the six months ended September 30, 2024 and 2023, respectively. The effective tax rate for the six months ended September 30, 2024, was primarily impacted by (i) the change in valuation allowance, (ii) specific jurisdictions that we do not expect to recognize the benefit of losses, and (iii) foreign income taxed at rates that are different from the federal statutory rate.

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $154,260,000 and $156,034,000, a ratio of current assets to current liabilities of 1.4:1.0, at September 30, 2024 and March 31, 2024, respectively.

In June 2024, we enrolled in a feature with our lenders, under which we sweep our cash collections to pay down our revolving facility and borrow on-demand to fund payments. This feature is expected to reduce interest expense on borrowings under the credit facility.

Our primary source of liquidity was from cash generated from operations, the use of our receivable discount programs, and credit facility during the six months ended September 30, 2024. We believe our cash and cash equivalents, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future liquidity needs, including lease and capital expenditure obligations over the next 12 months.

Share Repurchase Program

In August 2018, our board of directors approved an increase in our share repurchase program from $20,000,000 to $37,000,000 of our common stock. As of September 30, 2024, $18,745,000 had been utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our credit facility. We retired the 837,007 shares repurchased under this program through September 30, 2024. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Cash Flows

The following summarizes cash flows as reflected in the condensed consolidated statements of cash flows:

	Six Months Ended
	September 30,
	2024	2023
Cash flows provided by (used in):
Operating activities	$2,011,000	$(5,170,000)
Investing activities	(979,000)	(108,000)
Financing activities	(4,365,000)	4,008,000
Effect of exchange rates on cash and cash equivalents	(228,000)	(33,000)

Net decrease in cash and cash equivalents	$(3,561,000)	$(1,303,000)

Additional selected cash flow data:
Depreciation and amortization	$5,330,000	$5,966,000
Capital expenditures	1,047,000	169,000

Net cash provided by operating activities was $2,011,000 compared with cash used in operating activities of $5,170,000 during the six months ended September 30, 2024 and 2023, respectively. The significant changes in our operating activities were due to our management of working capital, which included the reduction of inventory and increased collections of accounts receivable balances resulting from higher sales partially offset by the pay down of our accounts payable balances. Our accounts receivable balances were significantly higher in the prior year compared with the current year as we managed the use of accounts receivable discount programs in the prior year. We continue to manage our working capital to maximize our operating cash flow.

Net cash used in investing activities was $979,000 and $108,000 during the six months ended September 30, 2024 and 2023, respectively. The change in our investing activities primarily resulted from increased capital expenditures.

Net cash used in financing activities was $4,365,000 compared with cash provided by financing activities of $4,008,000 during the six months ended September 30, 2024 and 2023, respectively. The change in our financing activities primarily resulted from net repayments in the current year compared with net borrowings in the prior year under our credit facility.

Capital Resources

Credit Facility

We have $268,620,000 in senior secured financing (as amended from time to time, the “Credit Facility”) consisting of a $238,620,000 revolving loan facility (the “Revolving Facility”), subject to certain restrictions, and a $30,000,000 term loan facility (the “Term Loans”). The Term Loans were repaid during the year ended March 31, 2024. The Credit Facility matures on December 12, 2028. The lenders have a security interest in substantially all of our assets. In June 2024, we enrolled in a feature with our lenders, under which we sweep our cash collections to pay down our Revolving Facility and borrow on-demand to fund payments. This feature is expected to reduce interest expense on borrowings under the Credit Facility.

We had $124,691,000 and $128,000,000 outstanding under the Revolving Facility at September 30, 2024 and March 31, 2024, respectively. In addition, $7,047,000 was outstanding for letters of credit at September 30, 2024. At September 30, 2024, after certain contractual adjustments, $94,330,000 was available under the Revolving Facility. The interest rate on our Revolving Facility was 8.17% and 8.43%, at September 30, 2024 and March 31, 2024, respectively.

The Credit Facility requires us to maintain a minimum fixed charge coverage ratio if undrawn availability is less than 22.5% of the aggregate revolving commitments and a specified minimum undrawn availability. During the six months ended September 30, 2024, undrawn availability was greater than the 22.5% threshold, therefore, the fixed charge coverage ratio financial covenant was not required to be tested.

Convertible Notes

On March 31, 2023, we entered into a note purchase agreement, as amended, (the “Note Purchase Agreement”) with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P. (collectively, the “Purchasers”) and Bison Capital Partners VI, L.P., as the purchaser representative (the “Purchaser Representative”) for the issuance and sale of $32,000,000 in aggregate principal amount of convertible notes due in 2029 (the “Convertible Notes”), which was used for general corporate purposes. The Convertible Notes bear interest at a rate of 10.0% per annum, compounded annually, and payable (i) in-kind or (ii) in cash, annually in arrears on April 1 of each year, commencing on April 1, 2024. In April 2024, non-cash accrued interest on the Convertible Notes of $3,209,000 was paid in-kind and is included in the principal amount of Convertible Notes at September 30, 2024. The Convertible Notes have an initial conversion price of approximately $15.00 per share of common stock. (“Conversion Option”). Unless and until we deliver a redemption notice, the Purchasers of the Convertible Notes may convert their Convertible Notes at any time at their option. Upon conversion, the Convertible Notes will be settled in shares of our common stock. Except in the case of the occurrence of a fundamental transaction, as defined in the form of convertible promissory note, we may not redeem the Convertible Notes prior to March 31, 2026. After March 31, 2026, we may redeem all or part of the Convertible Notes for a cash purchase (the “Company Redemption”) price. The effective interest rate was 18.3% as of September 30, 2024 and March 31, 2024, respectively.

In connection with the Note Purchase Agreement, we entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at September 30, 2024 and March 31, 2024.

The Company Redemption option has been combined with the Conversion Option as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the condensed consolidated balance sheets at September 30, 2024 and March 31, 2024. The fair value of the Conversion Option and the Company Redemption option using Level 3 inputs and the Monte Carlo simulation model was a liability of $6,400,000 and $9,800,000, and an asset of $1,190,000 and $2,390,000 at September 30, 2024 and March 31, 2024, respectively. During the three months ended September 30, 2024 and 2023, we recorded losses of $380,000 and $390,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statement of operations. During the six months ended September 30, 2024 and 2023, we recorded a gain of $2,200,000 and a loss of $530,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

The Convertible Notes also contain additional features, such as, default interest and options related to a fundamental transaction, which were not separately accounted for as the value of such features were not material at September 30, 2024 and March 31, 2024.

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

The following is a summary of the accounts receivable discount programs:

	Six Months Ended
	September 30,
	2024	2023
Receivables discounted	$303,638,000	$255,303,000
Weighted average number of days collection was accelerated	343	338
Annualized weighted average discount rate	6.5%	6.6%
Amount of discount recognized as interest expense	$18,870,000	$15,940,000

Supplier Finance Programs

We utilize a supplier finance program, which allows certain of our suppliers to sell their receivables due from us to participating financial institutions at the sole discretion of both the supplier and the financial institutions. The program is administered by a third party. As of September 30, 2024, $15,000,000 of commitments from participating financial institutions is available to suppliers under this program. We have no economic interest in the sale of these receivables and no direct relationship with the financial institution. Payments to the third-party administrator are based on services rendered and are not related to the volume or number of financing agreements between suppliers, financial institution, and the third-party administrator. We are not a party to agreements negotiated between participating suppliers and the financial institution. Our obligations to our suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in this program. We do not provide guarantees and there are no assets pledged to the financial institution or the third-party administrator for the committed payment in connection with this program. At September 30, 2024, we had $26,487,000 of outstanding supplier obligations confirmed as valid under this program, included in accounts payable and accrued liabilities in the condensed consolidated balance sheet.

Capital Expenditures and Commitments

Capital Expenditures

Our total capital expenditures were $1,219,000 and $315,000 for six months ended September 30, 2024 and 2023, respectively. These capital expenditures include (i) cash paid for the purchase of plant and equipment, (ii) equipment acquired under finance leases, and (iii) non-cash capital expenditures. Capital expenditures for fiscal 2025 primarily include the purchase of equipment for our current operations. We expect to incur approximately $5,000,000 of capital expenditures primarily to support our global growth initiatives and current operations during fiscal 2025. We have used and expect to continue using our working capital and additional capital lease obligations to finance these capital expenditures.

Related Party Transactions

Lease

In December 2022, we entered into an operating lease for our 35,000 square foot manufacturing, warehouse, and office facility in Ontario, Canada, with a company co-owned by a member of management. The lease, which commenced January 1, 2023, had an initial term of one year with a base rent of approximately $27,000 per month and included options to renew for up to four years. In November 2023, we exercised one of these options to renew for an additional one-year period.  The rent expense recorded for the related party lease was $81,000 and $162,000 for the three and six months ended September 30, 2024 and 2023.

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

Accounting Pronouncements Not Yet Adopted

Disclosure Improvements

In October 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This standard was issued in response to the SEC’s disclosure update and simplification initiative, which affects a variety of topics within the Accounting Standards Codification. The amendments apply to all reporting entities within the scope of the affected Topics unless otherwise indicated. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. We are currently evaluating the impact this guidance will have on our financial statement disclosures.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of September 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Shares repurchased during the three months ended September 30, 2024 were as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

July 1 - July 31, 2024:
Open market and privately negotiated purchases	-	$-	-	$18,255,000
August 1 - August 31, 2024:
Open market and privately negotiated purchases	-	$-	-	18,255,000
September 1 - September 30, 2024:
Open market and privately negotiated purchases	-	$-	-	18,255,000

Total	0		0	$18,255,000

(1)
As of September 30, 2024, $18,745,000 had been utilized and $18,255,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our Credit Facility. We retired the 837,007 shares repurchased under this program through September 30, 2024. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

(a)	None.

(b)	None.

(c)
During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

(a)	Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).
3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.
3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).
3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.
3.6	Amended and Restated By-Laws of Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.
3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 17, 2014.
3.8	Amendment to the Amended and Restated By-Laws of Motorcar Parts of America, Inc., as adopted on June 9, 2016	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 14, 2016.
3.9	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 22, 2017.
3.10	Third Amendment to the Amended and Restated By-Laws of Motorcar Parts of America, Inc., as adopted on January 26, 2022	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 1, 2022.
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed on August 9, 2022.
4.2	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.
4.3	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.
4.4	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

Number	Description of Exhibit	Method of Filing
4.5	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.
4.6	2014 Non-Employee Director Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on March 3, 2014.
4.7	Third Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on November 20, 2017.
4.8	Fourth Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 24, 2020.
4.9	2022 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 29, 2022.
4.10	Form of Convertible Promissory Note	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 31, 2023.
4.11	Form of Common Stock Warrant	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 31, 2023.
4.12	First Amended and Restated Convertible Promissory Note	Incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K filed on June 14, 2023.
4.13	First Amended and Restated Common Stock Warrant	Incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed on June 14, 2023.
4.14	First Amended and Restated 2022 Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on July 26, 2024.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.
31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.
32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.
97.1	Policy for Recovery of Erroneously Awarded Compensation	Incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K/A filed on June 28, 2024.

Number	Description of Exhibit	Method of Filing
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document).
101.SCM	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: November 12, 2024	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: November 12, 2024	By:	/s/ Kamlesh Shah
Kamlesh Shah
Chief Accounting Officer