Form 10-K
period 2025-03-31
MOTORCAR PARTS OF AMERICA INC
filed 2025-06-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

As of September 30, 2024, which was the last business day of the registrant’s most recently completed fiscal second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $138,430,000 based on the closing sale price as reported on the NASDAQ Global Select Market.

There were 19,435,706 shares of common stock outstanding as of June 2, 2025.

DOCUMENTS INCORPORATED BY REFERENCE:

In accordance with General Instruction G (3) of Form 10-K, the information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s Definitive Proxy Statement for the registrant’s next Annual Meeting of Stockholders filed within 120 days of March 31, 2025 or will be included in an amendment to this Form 10-K filed within 120 days of March 31, 2025.

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

PART I
Item 1. Business

General

We are a leading supplier of automotive aftermarket non-discretionary replacement parts and test solutions and diagnostic equipment -- building upon industry leading technology to be “The Global Leader for Parts and Solutions that Move Our World Today and Tomorrow”. We operate in the $130 billion automotive aftermarket for replacement hard parts in North America. Our hard parts products include light-duty rotating electrical products, wheel hub products, brake-related products, and turbochargers. In addition, we sell test solutions and diagnostic equipment, which were added with our acquisitions of D&V Electronics Ltd. in July 2017 and Mechanical Power Conversion, LLC in December 2018 and heavy-duty rotating electrical products, which were added with our January 2019 acquisition of Dixie Electric, Ltd.

The automotive aftermarket is divided into two markets. The first is the do-it-yourself (“DIY”) market, which is generally serviced by the large retail chain outlets and online resellers. Consumers who purchase parts from the DIY market generally install parts into their vehicles themselves. In most cases, this is a less expensive alternative than having the repair performed by a professional installer. The second is the professional installer market, commonly known as the do-it-for-me (“DIFM”) market. Traditional warehouse distributors, dealer networks, and commercial divisions of retail chains service this market. Generally, the consumer in this market is a professional parts installer. Our products are distributed to both the DIY and DIFM markets. The distinction between these two markets has become less defined over the years, as retail outlets leverage their distribution strength and store locations to attract customers.

Demand for replacement parts generally increases with the age of vehicles and miles driven, which provides favorable opportunities for sales of our products. The current population of light-duty vehicles in the U.S. is approximately 292 million, and the average age of these vehicles is approximately 13 years and is expected to continue to grow, in particular during recession years. Although miles driven can fluctuate for various reasons, including fuel prices, they have been generally increasing for several years.

In addition, we operate in the $11 billion-plus rapidly emerging global market for automotive test solutions and diagnostic equipment and see the opportunity for accelerating growth rates for today and the future as electrification becomes increasingly important around the world. We also operate in the $40 billion market for medium and heavy-duty automotive aftermarket replacement parts for truck, industrial, marine, and agricultural applications.

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

●
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

●
Introduction of new product lines.  While we have not introduced any new product lines recently, we have expanded our product coverage for existing product lines, and we continue to engage with our customers to identify potential new product opportunities to grow our business.

●
Creating value for our customers.  A core part of our strategy is ensuring that we add meaningful value for our customers. We consistently support and pilot our customers’ supply management initiatives in addition to providing demand analytics, inventory management services, online training guides, and market share and retail store layout information to our customers.

●
Technological innovation.  We continue to develop in-house technologies and advanced testing methods. This elevated level of technology aims to deliver our customers high quality products and support services.

Test Solutions and Diagnostic Equipment

●
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

●
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

●
Market and grow our innovative design solutions and commitment to quality. We continue to develop and improve product performance, ease of installation, and coverage simplification to deliver installation-ready products to provide extended service life and reduced downtime for our customers.

Products

We carry approximately 44,000 stock keeping units (“SKUs”) to support automotive aftermarket non-discretionary replacement parts. Our products are sold under our customers’ widely recognized private label brand names and our own brand names including Quality-Built®, Pure Energy®, D&V Electronics®, Dixie Electric®, and DelStar®.

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

Our Hard Parts operating segment meets the criteria of a reportable segment. The Test Solutions and Diagnostic Equipment and Heavy Duty segments are not material, and are not required to be separately reported. See Note 20 of the notes to consolidated financial statements for more information.

Sales, Marketing and Distribution

We sell our hard parts products to the largest automotive chains, including Advance Auto Parts, AutoZone, Genuine Parts (NAPA), and O’Reilly Auto Parts with an aggregate of approximately 26,000 retail outlets. In addition, these products are sold to warranty replacement programs (“OES”) customers, professional installers, and a diverse group of automotive warehouse distributors. Our heavy-duty products, which have some overlap with the light-duty automotive aftermarket, are also sold via specialty distribution channels through OES, fleet, and auto electric outlets. We also sell test solutions and diagnostic equipment to the automotive chains listed above and via direct and indirect sales channels, technical conferences, and trade shows to some of the world’s leading automotive companies, and to the aerospace/aviation sector. We offer testing services at our technical center located in Detroit, Michigan. During fiscal 2025, we sold approximately 98% of our products in North America, with approximately 2% of our products sold in Asian and European countries.

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

We primarily ship our products from our facilities and various third-party warehouse distribution centers in North America, including our 410,000 square foot distribution center in Tijuana, Mexico. In addition, during fiscal 2025, we added a new warehousing and distribution facility in Malaysia to support our future direct shipment programs.

Customers: Customer Concentration. While we continually seek to diversify our customer base, we currently derive, and have historically derived, a substantial portion of our sales from a small number of large customers. Sales to our three largest customers in the aggregate represented 86%, 83%, and 84%, and sales to our largest customer, represented 39%, 35%, and 37% of our net sales during fiscal 2025, 2024 and 2023, respectively. Any meaningful reduction in the level of sales to any of these customers, deterioration of the financial condition of any of these customers or the loss of any of these customers could have a materially adverse impact on our business, results of operations, and financial condition.

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

Competition

Our business is highly competitive. We compete with several large and medium-sized companies, including (i) Terrepower, First Brands and DRIV for hard parts, (ii) Burke Porter and Langdi Measurement Control for test solutions and diagnostic equipment, and (iii) a large number of smaller regional and specialty companies. We also compete with other overseas manufacturers, particularly those located in Asia who are increasing their operations and could become a significant competitive force in the future.

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

We seek to protect our proprietary processes and other information by relying on trade secret laws and non-disclosure and confidentiality agreements, as well as limiting the number of employees and other persons who have access to that information.

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

Our remanufacturing processes combine product families with similar configurations into dedicated factory work cells. This remanufacturing process, known as “lean manufacturing,” eliminates a large number of inventory moves and the need to track inventory movement through the remanufacturing process. This manufacturing enables us to significantly reduce the time it takes to produce a finished product. We continue to explore opportunities for improving efficiencies in our remanufacturing process.

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

Environmental, Social and Governance (ESG) and Human Capital

Our Culture. Our Company was founded in 1968 on the values of integrity, common decency and respect for others.  Our core values are Excellence, Passion/Productivity, Innovation/Integrity, Community, and Quality (“EPICQ”) and characterize our daily corporate focus. These values are embodied in our Code of Business Conduct and Ethics, which has been adopted by our Board of Directors to serve as a statement of principles to guide our decision-making and reinforce our commitment to these values in all aspects of our business. We believe that our commitment to our Company, our employees and the communities within which we operate has led to high employee satisfaction and low employee turnover, and our commitment to our customers, suppliers and business partners has resulted in high customer satisfaction, as evidenced by the customer awards that we routinely win, and decades-long customer relationships.

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

●
sorting the Used Cores returned by customers utilizing an innovative and efficient core-sorting process;
●
reconditioning and re-utilizing durable components after passing rigorous testing processes;
●
savings of raw materials due to a reduction in the required materials used in the remanufacturing production process, compared with new product processes; and
●
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

As of March 31, 2025, we employed approximately 5,700 people, with 300 people in the United States, 5,000 people in Mexico, 200 people in Canada, and 200 people in Malaysia and China. Approximately 5,300 people are production employees. We have non-union and unionized facilities. Approximately 4,900 production employees are covered by a local union in Mexico. We believe we have a strong relationship with the union that represents our employees.

Inclusion and Diversity. Our board is ethnically diverse and comprised of eight independent directors, including two women. We believe an inclusive workforce is critical to our success, with an ongoing focus on the hiring, retention, and advancement of women and other underrepresented ethnic groups. We employ 37% women and 63% men globally. In the United States, 66% of our workforce are considered ethnic minorities.

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

Compensation and benefits. We provide competitive compensation and benefit programs that meet the needs of our employees, and are tailored to their local markets. In addition to wages and salaries, these programs may include annual cash bonuses, stock awards, a 401(k) Plan, healthcare, and insurance. We have also implemented methodologies to manage performance, provide feedback and develop talent.

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

Our Board of Directors appointed the Audit Committee with direct oversight of our: (i) information security policies, including periodic assessment of risk of information security breach, training program, significant threat changes and vulnerabilities and monitoring metrics and (ii) effectiveness of information security policy implementation. Our Audit Committee is comprised entirely of independent directors, one of whom has significant work experience related to information security issues or oversight. Management reports information security instances to the Audit Committee as they occur, if material, and provides a summary multiple times per year to the Audit Committee.

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

Access to Public Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at www.sec.gov. In addition, our SEC filings and Code of Business Conduct and Ethics are available free of charge on our website www.motorcarparts.com. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

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

Risks Related to Economic, Political and Health Conditions

Developments in global and local economic, political, and social conditions, such as international trade disputes, disruptions from rapid changes in trade policy and new or increased tariffs, a foreign or domestic debt crisis, currency volatility, natural disasters, war, such as the war in Ukraine and the conflict in Israel, Gaza and the surrounding areas, epidemics and pandemics, the fear of spread of contagious diseases and civil unrest, may have a material impact on our results of operations and financial condition, and the continuation of or worsening of such conditions could have a similar or worse impact.

A variety of economic, political, and social conditions have led to adverse impacts on the U.S. and global economies and created uncertainty regarding the potential effects of such conditions on our employees, supply chains, operations, and customer demand including international trade disputes, disruptions from rapid changes in trade policy and new or increased tariffs, a foreign or domestic debt crisis, currency volatility, natural disasters, war, such as the war in Ukraine and the conflict in Israel, Gaza and surrounding areas, epidemics and pandemics, the fear of spread of contagious diseases and civil unrest. Certain of these conditions may impact our operations and the operations of our customers, suppliers, and vendors in a number of ways, including but not limited to, the following:

●
significantly increased costs and uncertainty in future costs due to higher tariff rates charged on components and finished goods by the United States and by other countries, and uncertainty regarding future tariff rates due to rapidly evolving trade policy in the U.S. and the potential for retaliatory tariffs charged by other countries;
●
supply chain delays or stoppages due to shipping delays (cargo ship, train and truck shortages as well as staffing shortages) resulting in increased freight costs, closed supplier facilities or distribution centers, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods from some countries or areas;
●
change in demand for or availability of our products as a result of our customers modifying their restocking, fulfillment, or shipping practices;
●
increased raw material, and other input costs;
●
increased working capital needs and/or an increase in trade accounts receivable write-offs as a result of increased financial pressures on our suppliers or customers; and
●
fluctuations in foreign currency exchange rates or interest rates.

Unfavorable economic conditions may adversely affect our business.

Adverse changes in economic conditions, including inflation, slower economic growth and the potential for a recession, increased fuel prices, rapid changes in trade policy, new or increased tariffs, including retaliatory tariffs, global trade disruptions, unemployment levels, decreased availability of consumer credit, taxation or instability in the financial markets or credit markets may either lower demand for our products or increase our operational costs, or both. In addition, rapidly evolving federal, state and local government policies, the results of elections, and other changes in the political landscape could have similar effects, and responding to such changes in policy may divert the attention of senior management from our operations. Such conditions may also materially impact our customers, suppliers and other parties with whom we do business. Our revenue will be adversely affected if demand for our products declines, including if we are forced to make our products more expensive for customers as a result of increasing costs, including regulatory expenses such as tariffs, and our customers don’t agree to these increased costs. The impact of unfavorable economic conditions may also impair the ability of our customers to pay for products they have purchased. As a result, reserves for doubtful accounts and write-offs of accounts receivables may increase, and delay or failure to collect a significant portion of amounts due on those receivables could have a material adverse effect upon our business, results of operations, and financial condition. In addition, we also get pressure from our suppliers to pay them faster and our customers to pay us slower, which impacts our cash flows.

Risks Related to Our Business and Industry

We rely on a few customers for a majority of our business, and the loss of any of these customers, significant changes in the prices, marketing allowances or other important terms provided to any of these customers, or adverse developments with respect to the financial condition of these customers, could harm our operating results.

Our net sales are concentrated among a small number of our customers. Sales to our three largest customers in the aggregate represented 86%, and sales to our largest customer represented 39% of our net sales during fiscal 2025. We are under ongoing pressure from our major customers to offer lower prices, extend payment terms, increase marketing and other allowances and other terms more favorable to these customers because our sales to these customers are concentrated, and provide the market in which we operate is very competitive. Customer demands have put continued pressure on our operating margins and profitability, resulted in periodic contract renegotiation to provide more favorable prices and terms to these customers and significantly increased our working capital needs. The loss of or a significant decline in sales to any of these customers could adversely affect our business, results of operations, and financial condition. In addition, customer concentration leaves us vulnerable to any adverse change in the financial condition of these customers.

We regularly review our accounts receivable and allowance for credit losses by considering factors such as historical experience, credit quality and age of the accounts receivable, and the current economic conditions that may affect a customer’s ability to pay amounts owed to us. We participate in trade accounts receivable discount programs with our major customers. If the creditworthiness of any of our major customers was downgraded, we could be adversely affected as we may be subjected to higher interest rates on the use of these discount programs or we could be forced to wait longer for payment. In certain cases, we have experienced higher interest rates due to changes in customer credit profiles, which has impacted the overall cost of these financing arrangements. Should our customers experience significant cash flow problems, our financial position and results of operations could be materially and adversely affected, and our losses could include the outstanding receivable balance, Used Cores expected to be returned by customers, and the value of the Remanufactured Cores held at customers’ locations. We maintain an allowance for credit losses that, in our opinion, provides for an adequate reserve to cover losses that may be incurred. However, we cannot assure you that our losses will not exceed our reserve for the reasons and risks above. Changes in terms with, significant allowances for, and collections from these customers could affect our operating results and cash flows.

Failure to compete effectively could reduce our market share and significantly harm our financial performance.

Our industry is highly competitive, and our success depends on our ability to compete with suppliers of automotive aftermarket products, some of which may have substantially greater financial, marketing and other resources than we do. The automotive aftermarket industry is highly competitive, and our success depends on our ability to compete with domestic and international suppliers of automotive aftermarket products. Due to the diversity of our product offering, we compete with several large and medium-sized companies, including (i) Terrepower, First Brands and DRIV for hard parts, (ii) Burke Porter and Langdi Measurement Control for test solutions and diagnostic equipment, and (iii) a large number of smaller regional and specialty companies. We also face competition from original equipment manufacturers, which, through their automotive dealerships, supply many of the same types of replacement parts we sell. In addition, other overseas competitors, particularly those located in Asia, are increasing their operations and are becoming a significant competitive force.

Some of our competitors may have larger customer bases and significantly greater financial, technical and marketing resources than we do. In addition, some of our competitors may have a different manufacturing and distributing structure and footprint. These factors may allow our competitors to:

●
respond more quickly than we can to new or emerging technologies and changes in customer requirements by devoting greater resources than we can to the development, promotion and sale of automotive aftermarket products;
●
engage in more extensive research and development;
●
Absorb more regulatory, tax, and tariff costs than the Company; and
●
allocate more money and resources on marketing and promotion.

Increased competition could put additional pressure on us to reduce prices or take other actions, which may have an adverse effect on our operating results. We may also lose significant customers or lines of business to competitors.

If we do not respond appropriately, the evolution of the automotive industry could adversely affect our business.

Many leaders and consumers in the automotive industry are increasingly focused on the development of hybrid and electric vehicles and of advanced driver assistance technologies, with the goal of a commercially-viable, fully-automated driving experience. There has also been an increase in consumer preferences for mobility on demand services, such as car and ride sharing, as opposed to automobile ownership, which may result in a long-term reduction in the number of vehicles per capita. In addition, some industry participants are exploring transportation through alternatives to automobiles. These evolving areas have also attracted increased competition from entrants outside the traditional automotive industry. If we do not continue to innovate and develop, or acquire, new and compelling products that capitalize upon new technologies in response to consumer preferences, it could have a materially adverse impact on our business, results of operations, and financial condition. These changes may also reduce demand for our products for combustion engine vehicles.

Work stoppages, production shutdowns and similar events could significantly disrupt our business.

Because the automotive industry relies heavily on just-in-time delivery of components during the assembly and manufacture of vehicles, a work stoppage or production shutdown at one or more of our manufacturing and assembly facilities could have adverse effects on our business. Similarly, if one or more of our customers were to experience a work stoppage, that customer would likely halt or limit purchases of our products. In recent years, we have also experienced significant disruptions in the supply of several key components from Asia due to work stoppages, production shutdowns, government closures, and other supply chain issues at many of our suppliers, leading to an adverse effect on our financial results.

Interruptions or delays in obtaining component parts could impair our business and adversely affect our operating results.

In our remanufacturing processes, we obtain Used Cores, primarily through the core exchange programs with our customers, and component parts from third-party manufacturers. To supplement Used Cores received from our customers we purchase Used Cores from core brokers. Historically, the Used Core returned from customers together with purchases from core brokers have provided us with an adequate supply of Used Cores, but increases or uncertainty in tariff rates and global trade disruptions may cause a significant disruption in the supply of Used Cores, which may cause our operating activities to be materially and adversely impacted. Additionally, increased Used Core acquisitions by existing or new competitors or other changes could further disrupt the supply of Used Cores and increase the significance of such impacts. In addition, a number of the other components used in the remanufacturing process are available from a very limited number of suppliers. We are, as a result, vulnerable to any disruption in component supply and often are forced to purchase new units to obtain particularly difficult to get cores, and any meaningful disruption in this supply from uncertainty in tariff rates and global trade disruptions or other factors would materially and adversely impact our operating results. The imposition of tariffs, or even the potential imposition of tariffs are likely to cause a significant disruption in our manufacturing process, depending on the level and breadth of such tariff.

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

Our operating results are affected over the long term by automotive parts failure rates. These failure rates are impacted by a number of factors outside of our control, including the reliability and durability of vehicles, the installation of the part, the number of miles driven by consumers, and the average age of vehicles on the road. These trends could reduce the demand for our products and thus adversely affect our sales and profitability.

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
●
imposition of new and evolving duties, taxes, tariffs or other charges on imports;
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

In addition, because we depend on independent third parties to manufacture a significant portion of our brake-related products, and other purchased finished goods, we cannot be certain that we will not experience operational difficulties with such manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality controls and failure to meet production deadlines or increases in manufacturing costs.

An increase in the cost or a disruption in the flow of our imported products may significantly decrease our sales and profits.

Merchandise manufactured offshore represents a significant portion of our total product purchases. Disruptions in the shipping or cost of such merchandise recently have and may continue to or may more significantly decrease our sales and profits. In addition, if imported merchandise continues to become more expensive or less available due to increased tariff rates, trade disputes or other unfavorable impacts, the transition to alternative sources may not occur in time to meet our demands. Merchandise from alternative sources may also be of lesser quality and more expensive than those we currently import. Risks associated with our reliance on imported merchandise include disruptions in the shipping and importation or increase in the costs of imported products. For example, common risks include:

●
increased sensitivity to changes in tariff rates;
●
raw material shortages;
●
problems with oceanic shipping, including shipping container shortages;
●
increased customs inspections of import shipments or other factors causing delays in shipments; and
●
increases in shipping rates, all of which we experienced.

As well as the following common risks, which we may experience in the future:

●
work stoppages;
●
strikes and political unrest;
●
economic crises;
●
international disputes and wars;
●
loss of “most favored nation” trading status by the U. S. in relations to a particular foreign country;
●
import duties; and
●
import quotas and other trade sanctions.

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

Changes in effective tax rates could adversely affect our results.

We are subject to income taxes in a variety of domestic and foreign jurisdictions. Our future income tax liability could be materially adversely affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates, earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, changes in the valuation of our deferred tax assets and liabilities, changes in the amount of our unrecognized tax benefits, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

Tax laws and regulations continue to evolve. For example, ongoing tax reform discussions in the U.S. and other jurisdictions could further impact our tax liabilities. Proposals to modify corporate tax rates, implement new taxation mechanisms on foreign earnings, or change existing tax deductions and credits could materially affect our financial results. Given the political and economic uncertainty surrounding tax policy, we cannot predict the likelihood, form, or timing of such changes, but any unfavorable developments could have an adverse impact on our effective tax rate, income tax expense, and overall financial performance.

In addition, recent legislative changes in international tax initiatives, including the Organization for Economic Co-operation and Development (“OECD”)’s global minimum tax framework under Pillar Two, aim to establish a minimum corporate tax rate of 15% for large multinational enterprises. As countries implement these measures, our tax obligations could increase, and compliance requirements may become more complex. While we do not currently meet the minimum revenue threshold for Pillar Two and are not subject to its provisions, any future compliance could increase our tax obligations, impose additional compliance costs, and adversely affect our results of operations and financial condition.

Furthermore, changes in global tax laws may lead to increased tax costs or compliance burdens. The OECD’s Base Erosion and Profit Shifting (“BEPS”) initiatives and similar measures adopted by various jurisdictions may further contribute to tax uncertainty. As new regulations and interpretations emerge, our ability to mitigate risks associated with these changes may be limited, and our results of operations and financial condition could be adversely affected.

Natural disasters or other disruptions in our business in California, Baja California, Mexico, and Asia could increase our operating expenses or cause us to lose revenues.

A substantial portion of our operations are located in Southern California, Baja California, Mexico, and Asia, including our headquarters, remanufacturing and warehouse facilities. Any natural disaster, such as an earthquake, or other damage to our facilities from weather, fire or other events could cause us to lose inventory, delay delivery of orders to customers, incur additional repair-related expenses, disrupt our operations or otherwise harm our business. These events could also disrupt our information systems, which would harm our ability to manage our operations worldwide and compile and report financial information. As a result, we could incur additional expenses or liabilities or lose revenues, which could exceed any insurance coverage and would adversely affect our financial condition and results of operations.

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
●
global sovereign uncertainty and hyperinflation;
●
uncertainty in laws and regulations relating to export and import restrictions;
●
exposure to government actions;
●
increased required employment related costs;
●
labor union activities, and
●
exposure to local political or social unrest including resultant acts of war, terrorism or similar events.

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

We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. In fiscal 2025, approximately 29% of our total expenses were in currencies other than the U.S. dollar. As a result of our extensive operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso. To mitigate this currency risk, we enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. We also enter into forward foreign exchange contracts to exchange U.S. dollars for Chinese yuan in order to mitigate risk related to our purchases and payments to our Chinese vendors. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. These contracts generally expire in a year or less. Any change in the fair value of foreign exchange contracts is accounted for as an increase or decrease to foreign exchange impact of lease liabilities and forward contracts in the consolidated statements of operations. We recorded non-cash losses of $4,179,000, $1,373,000, and a non-cash gain of $2,776,000, due to the change in the fair value of the forward foreign currency exchange contracts during fiscal 2025, 2024, and 2023, respectively. In addition, we recorded a loss of $11,713,000, and gains of $5,187,000 and $6,515,000, in connection with the remeasurement of foreign currency-denominated lease liabilities during fiscal 2025, 2024, and 2023, respectively.

Changes in trade policy and other factors beyond our control could materially adversely affect our business.

We are affected by trade policy, including global tariffs, the North American Free Trade Agreement (“NAFTA”) and the World Trade Organization (the “WTO”). In December 2019, the United States, Mexico and Canada signed the amended United States-Mexico-Canada Agreement (the “USMCA”), which replaced NAFTA. In July 2020, the U.S. notified the United Nations of its intention to withdraw from the WTO. The U.S. government has recently indicated that it intends to negotiate changes to the USMCA in 2026 with the Mexican and Canadian governments. The effects of such negotiations and any changes to the USMCA may negatively impact our operations in Mexico and Canada and may significantly and materially increase our costs by increasing the cost of shipping products from our distribution center or remanufacturing facilities in Mexico and our subsidiaries in Canada. While the U.S. continues to be a member of the WTO, it remains difficult to predict what effect the USMCA, the WTO or other trade agreements and organizations will have on our business. If the U.S. were to withdraw from or materially modify any other international trade agreements to which it is a party or if the U.S. imposes significant additional tariffs on imports from China or other restrictions, it could have a materially adverse impact on our business, results of operations, and financial condition.

Tariffs imposed by the United States government could have a material adverse effect on our results of operations.

The U.S. government has recently placed increased tariffs on certain goods imported from China and other countries and may impose new tariffs on goods imported from China and other countries, including products that we import. In response, China and other countries have, and may again in the future, impose increased tariffs on a wide range of products imported from the U.S. and adjust the value of its currency. Further, the U.S. government has recently imposed new tariffs on additional countries, including Mexico and Canada from which we remanufacture and distribute products, and we have operations. While such tariffs on Mexico and Canada were paused in connection with an agreement to renegotiate the USMCA, similar tariffs could significantly increase the cost of the products that we import and may materially impact our cost of goods and business.

If renegotiations related to existing or threatened tariffs are unsuccessful or additional tariffs or trade restrictions are implemented by the U.S. or other countries in connection with a global trade war, the resulting escalation of trade tensions could have a material adverse effect on world trade and the global economy. Even in the absence of further tariffs or trade restrictions, the related uncertainty and the market's fear of an economic slowdown could lead to a decrease in consumer spending, and we may experience lower net sales than expected. Reduced net sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or leverage expenses.

Risks Related to Our Indebtedness

Our debt can impact our operating results and cash flows and limit our operations.

As of March 31, 2025, we had $90,787,000 of debt outstanding under our credit facility, which is at variable interest rates. Fluctuations in those rates could impact our operating results and cash flows. The weighted average interest on our debt was 7.46% at March 31, 2025 compared to 8.43% at March 31, 2024. In addition, our credit facility has restrictions that could limit aspects of our operations.

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

Increased attention to environmental, social, and governance matters may impact our business, financial results, or stock price.

In recent years, investors and other stakeholders have often focused on corporate activities related to environmental, social, and governance (“ESG”) matters in public discourse. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities, and other members of the investing community. As they evaluate investment decisions, many investors and customers, look not only at company disclosures but also to ESG rating systems that have been developed by third parties to allow ESG comparisons among companies. Although we participate in a number of these ratings systems, we do not participate in all such systems. The criteria used in these ratings systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us accurately or other companies accurately or that other companies have provided them with accurate data. We supplement our participation in ratings systems with published disclosures of our ESG activities, but some investors and other stakeholders may desire other disclosures that we do not provide.  We also incur significant costs in complying with reporting obligations and could incur liability if a regulator or other third party disagrees with our statements.

In addition, some of the domestic and foreign jurisdictions in which we operate could mandate additional ESG disclosure and impose additional requirements on us. For example, in October 2023, California passed two bills that require certain companies that do business in California to disclose their GHG emissions and climate-related financial risks starting in 2026. A failure to comply with investor or other stakeholder expectations and standards, which are evolving, or if we are perceived to not have responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, could also cause reputational harm to our business and could cause certain investors to be unwilling to invest in our stock, which could adversely impact our ability to raise capital and could have other material adverse effects on us.

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

The products we manufacture or contract to manufacture contain small quantities of Tin and Gold. We manufacture or contract to manufacture one product with small quantities of Tantalum. For the reporting year ending December 31, 2024, we surveyed 204 smelters or refiners for these minerals that are, or could be, in our supply chain. Of these, 94% were validated as Compliant or Conformant as conflict-free, per publicly available information on the Conflict Free Sourcing Initiative website. We have not been able to ascertain the conflict-free status of the remaining smelters or refiners.

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

We use artificial intelligence technologies in our business, and the use of these technologies involve technological and legal risk.

We currently use artificial intelligence (“AI”) and automated decision-making technologies (collectively, “AI Technologies”) in certain internal business practices. Technological advances in AI are rapidly evolving, and along with this rapid evolution comes risks and challenges that could negatively impact our business. AI Technologies may create incomplete, inaccurate, or misleading outputs or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, nonsensical, or factually incorrect results. While we take measures designed to ensure the accuracy of such AI-generated content, those measures may not always be successful. Accordingly, reliance on these models could lead us to make impaired decisions that could result in adverse consequences to us, including legal liability, reputational and competitive harm, and loss of customers. Additionally, sensitive or otherwise confidential information could be leaked, disclosed, or revealed in connection with the use of AI Technologies by our employees, vendors, contractors, and where an AI model processes personal information and makes connections with that data, it may disclose sensitive, proprietary, or confidential information generated by the model.

Cyber-attacks or other breaches of information technology security could adversely impact our business and operations.

The incidence of cyber-attacks and other breaches of information technology security have increased worldwide. Cyber-attacks or other breaches of network or information technology security may cause equipment failure or disruption to our operations. We may face such attacks through use of malware, computer viruses, attachments to e-mails and other means for disruption or unauthorized access. The risk of a cybersecurity attack, including by computer hackers (individual or hacking organizations), foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. The techniques and sophistication used to conduct cyber-attacks and breaches of IT systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Material Effects of Cybersecurity Incidents

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition. Further information regarding cybersecurity risks can be found in Item 1A. Risk Factors - risks relating to “cyber-attacks or other breaches of information technology security could adversely impact our business and operations”.

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

In response to the growing risks associated with third-party service providers, we do not have any direct connections between our enterprise resource planning (“ERP”) system and our third-party suppliers nor service providers as their access to our IT systems could significantly disrupt our operations.

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

We have been a target of cyber-attacks and other hacking activities, as have certain of our third-party service providers. While our cybersecurity program is designed to prevent unauthorized access and protect sensitive information, including through continuous improvement of our cybersecurity measures, and we have not experienced any material cyber threats or incidents to date, we can give no assurance that we will be able to prevent, identify, respond to, or mitigate the impact of all cyber threats or incidents. To the extent future cyber threats or incidents result in significant disruptions and costs to our operations, reduce the effectiveness of our internal controls over financial reporting, result in intellectual property theft, fraud, extortion, harm to our employees or customers, violations of privacy laws or damage our reputation or otherwise substantially impact our business, it could have a material adverse impact on our business, results of operations, and financial condition. For additional discussion on our cybersecurity risks, refer to Item 1A. “Risk Factors” of this Form 10-K.

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

Item 2. Properties

The following sets forth the location, type of facility, square footage and ownership interest in each of our material facilities:

		Approx.	Leased
		Square	or
Location	Type of Facility	Feet	Owned	Expiration
Torrance, CA	Remanufacturing, Warehouse, Administrative, and Office	231,000	Leased	March 2032
Tijuana, Mexico	Remanufacturing, Warehouse, and Office	312,000	Leased	August 2033
Tijuana, Mexico	Distribution Center and Office	410,000	Leased	December 2032
Tijuana, Mexico	Remanufacturing, Warehouse, and Office	199,000	Leased	December 2032
Tijuana, Mexico	Core Induction, Warehouse, and Office	173,000	Leased	December 2032
Tijuana, Mexico	Warehouse	68,000	Leased	June 2026
Malaysia	Remanufacturing, Warehouse, and Office	136,000	Leased	Various through September 2032
Singapore	Warehouse and Office	18,000	Leased	December 2027
Shanghai, China	Warehouse and Office	27,000	Leased	March 2027
Ontario, Canada	Remanufacturing, Warehouse, and Office	157,000	Leased	May 2026
Ontario, Canada	Manufacturing, Warehouse, and Office	35,000	Leased	December 2027

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol MPAA. As of June 2, 2025, there were 19,435,706 shares of common stock outstanding held by 8 holders of record.

Purchases of Equity Securities by the Issuer

Share repurchase activity during the fourth quarter of fiscal 2025 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

January 1 - January 31, 2025:
Open market and privately negotiated purchases	-	$-	-	$16,159,000
February 1 - February 28, 2025:
Open market and privately negotiated purchases	58,068	$9.42	547,000	15,612,000
March 1 - March 31, 2025:
Open market and privately negotiated purchases	215,936	$10.14	2,189,000	13,423,000
Total	274,004		2,736,000	$13,423,000

(1)
As of March 31, 2025, $23,577,000 of the $37,000,000 authorized under our share repurchase program was utilized and $13,423,000 remains available to repurchase shares under this program, subject to the limit in our credit facility and convertible notes. We retired the 1,379,141 shares repurchased under this program through March 31, 2025. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

During the quarter ended March 31, 2025, we adopted a written trading plan under Rule 10b5-1 of the SEC rule to facilitate share repurchases under our current authorized program. The adoption of a 10b5-1 plan allows us the ability to repurchase shares when we would be ordinarily restricted from purchases due to blackout periods or being in possession of material non-public information.

Equity Compensation Plan Information

The following summarizes our equity compensation plans as of March 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,323,321	(1)	$9.32	(2)	1,516,084	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	2,323,321		$9.32		1,516,084

(1)   Consists of (i) 52,842 restricted stock units (“RSUs”), 119,708 performance stock units (“PSUs”), and 922,628 stock options issued under the Fourth Amended and Restated 2010 Incentive Award Plan (the “2010 Plan”) and (ii) 452,531 RSUs, 644,679 PSUs, and 130,933 stock options issued under our First Amended and Restated 2022 Incentive Award Plan (the “2022 Plan”).
(2)   The weighted average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs and PSUs, since RSUs and PSUs have no exercise price.
(3)
Consists of shares available for future issuance under our 2022 Plan.

Stock Performance Graph

The following graph compares the cumulative return to holders of our common stock for the five years ending March 31, 2025 with the NASDAQ Composite Total Returns Index and the Zacks Retail and Wholesale Auto Parts Index. The comparison assumes $100 was invested at the close of business on March 31, 2020 in our common stock and in each of the comparison groups, and assumes reinvestment of dividends.

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

Management Overview

With a scalable infrastructure and abundant growth opportunities, we are focused on growing our aftermarket business in the North American marketplace and growing our leadership position in the test solutions and diagnostic equipment market by providing innovative and intuitive solutions to our customers. Our on-going investments in global infrastructure and human resources reflects the significant expansion of manufacturing capacity to support multiple product lines. These investments included (i) a 410,000 square foot distribution center, (ii) two buildings totaling 372,000 square feet for remanufacturing and core sorting of brake calipers, and (iii) the realignment of production at our original 312,000 square foot facility in Mexico. In addition, during fiscal 2025, we added a new warehousing and distribution facility in Malaysia to support our future direct shipment programs.

During fiscal 2025, we ceased manufacturing at our Torrance, California facility, reduced our headcount, and incurred certain transition expenses in connection with our on-going strategy to utilize our global footprint to enhance operating efficiencies and expect to realize future benefit from these cost-saving measures.

Highlights and Accomplishments in Fiscal 2025

During fiscal 2025, we continued to focus on strategic growth, improving profitability, and leveraging our industry position as a leading non-discretionary aftermarket parts supplier and customer relationships. The following significant accomplishments support our optimism:

●
Sales increased by 5.5 percent to a record $757.4 million, despite industry softness in the fiscal year;
●
Gross profit increased 16.1 percent to a record $153.8 million;
●
Gross margin increased 1.8 percentage points to 20.3 percent;
●
We generated cash from operating activities of approximately $45.5 million;
●
Our net bank debt was reduced by $32.7 million to $81.4 million;
●
We completed the relocation of certain operations to lower-cost locations as part of our ongoing commitment to continuous improvement;
●
Market share for brake-related product lines increased for both our branded Quality-Built® and private label retail brake products;
●
Expanded brand equity by increasing sales under the MPA portfolio of brands, including Quality-Built® in the professional installer market;
●
We expanded our product coverage for starters and alternators, brake calipers, brake pads, brake rotors, brake boosters, brake master cylinders, and wheel hubs with more than 629 new part numbers -- covering more than approximately 130 million vehicles in operation in North America;
●
Sales growth related to our emerging Mexican market presence continued to accelerate, driven by additional business from current customers;
●
The roll out of our JBT-1 bench-top testers continued to gain momentum, with the majority of retail stores in North America deploying our diagnostic units, or, we believe, planning to install them;
●
We added a new warehousing and distribution facility in Malaysia for future direct shipment programs;

●
We repurchased an aggregate 542,134 shares for $4.8 million for the full year under a current authorization program.
●
Our strategy for neutralization of working capital is gaining momentum supported by inventory management and supply chain initiatives, including the benefits of our vendor supply chain financing program; and
●
We made continued progress on further enhancing our Environmental, Social and Governance practices on a global basis.

Trends Affecting Our Business

Our business is impacted by various factors within the economy that affect both our customers and our industry, including but not limited to foreign currency, evolving tariff policy, inflation, interest rates, and other economic conditions. Given the nature of these various factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

Foreign Currency

We are exposed to foreign currency exchange risks inherent in our purchases and expenses denominated in currencies other than the U.S. dollar. We transact business in the following foreign currencies: Mexican pesos, Malaysian ringgit, Singapore dollar, Chinese yuan, Indian rupee, and the Canadian dollar. Our primary currency risks result from fluctuations in the value of the Mexican peso and to a lesser extent, the Chinese yuan. To mitigate these risks, we enter into forward foreign currency exchange contracts to exchange U.S. dollars for these foreign currencies.

We have operations located outside the United States with various functional currencies. Because our consolidated financial statements are denominated in U.S. dollars, the assets, liabilities, net sales, and expenses that are denominated in currencies other than the U.S. dollar must be converted into U.S. dollars using exchange rates for the current period. As a result, fluctuations in foreign currency exchange rates may impact our financial results.

Tariffs

We source the majority of our raw materials and parts from suppliers in a variety of non-U.S. countries. The current U.S. government recently implemented tariffs and announced the possibility of increasing current tariffs or implementing additional ones. We expect these actions and retaliatory tariff adjustments by other countries to impact our business and contribute to inflationary cost increases. As a result, we are taking actions designed to mitigate the potential impacts of these tariffs, including, but not limited to, passing along price increases to our customers and negotiating cost concessions from our suppliers where possible. Absent any changes in trade regulations, we anticipate inflationary cost increases due to these tariffs and any resulting impact on macroeconomic conditions and our business to continue. There can be no assurance that the recently announced tariffs or future imposition of any tariffs, changes thereto, or actions taken by countries in response to the tariffs will not have a material adverse effect on our business, results of operations, financial condition, or liquidity in any period or that any actions we take to mitigate the impact of the tariffs will be effective.

Inflation

The cost to manufacture and distribute our products is impacted by the cost of raw materials, finished goods, labor, and transportation. During fiscal 2025, we continued to experience increased costs of raw materials, finished goods, higher labor costs in Mexico, and other administrative costs. We can only pass our increased costs onto customers on a limited basis. Future general price inflation and its impact on costs and availability of materials could adversely affect our financial results.

Interest Rates

Interest rates in the U.S. remain high as a result of the federal government’s efforts to curb on-going inflation. Although interest rates decreased slightly during fiscal 2025, overall, interest costs for our accounts receivable discount programs and borrowings under our credit facility, which have interest costs that vary with interest rate movements, remain high. The majority of our interest costs result from our accounts receivable discount programs, which had a weighted average discount rate of 6.2% for fiscal 2025 compared with 6.8% for fiscal 2024. The weighted average interest on borrowings under our credit facility was 7.46% at March 31, 2025 compared to 8.43% at March 31, 2024. Any future increases in interest rates will continue to adversely impact our financial results.

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

Our Hard Parts operating segment meets the criteria of a reportable segment. The Test Solutions and Diagnostic Equipment and Heavy Duty segments are not material, and are not required to be separately reported. See Note 20 of the notes to consolidated financial statements for more information.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with generally accepted accounting principles, or GAAP, in the United States. Our significant accounting policies are discussed in detail below and in Note 2 of the notes to consolidated financial statements.

In preparing our consolidated financial statements, we use estimates and assumptions for matters that are inherently uncertain. We base our estimates on historical experiences and reasonable assumptions. Our use of estimates and assumptions affect the reported amounts of assets, liabilities and the amount and timing of revenues and expenses we recognize for and during the reporting period. We are not currently aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of March 31, 2025. However, these estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Recently Adopted Accounting Pronouncements

Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This standard requires us to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and are included within each reported measure of segment operating results. The standard also requires us to disclose the total amount of any other items included in segment operating results, which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. In addition, the standard also requires disclosure of the CODM’s title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources. The standard also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this guidance as of March 31, 2025 increased our disclosures (see Note 20 of the notes to consolidated financial statements) but did not have any material effect on our consolidated financial statements.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”) (Subtopic 220-40). This standard requires us to disclose, in the footnotes at each interim and annual reporting period, information about expenses by the nature of the expense in addition to certain disclosures about selling expenses. Entities are required to include the following relevant expense captions: (i) purchase of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization, and (v) depreciation, depletion and amortization recognized as part of oil and gas producing activities. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Clarifying the Effective Date, which is intended to clarify the effective date of ASU No. 2024-03. As clarified in ASU 2025-01, the new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our financial statement disclosures.

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

Remanufactured finished goods include: (i) the Used Core cost and (ii) the cost of component raw materials, and allocations of labor and variable and fixed overhead costs (the “Unit Cost”). The allocations of labor and variable and fixed overhead costs are based on the actual use of the production facilities over the prior 12 months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, we exclude certain unallocated overhead such as severance costs, duplicative facility overhead costs, start-up costs, training, and spoilage from the calculation and expense these unallocated overhead costs as period costs. Purchased finished goods also include an allocation of fixed overhead costs.

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

●
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

●
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

●
We record an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. We periodically review inventory to identify excess quantities and part numbers that are experiencing a reduction in demand. Any part numbers with quantities identified during this process are reserved for at rates based upon our judgment, historical rates, and consideration of possible scrap and liquidation values which may be as high as 100% of cost if no liquidation market exists for the part. As a result of this process, we recorded reserves for excess and obsolete inventory of $18,964,000 and $17,372,000 at March 31, 2025 and 2024, respectively. This increase in the reserve was primarily due to excess inventory of certain finished goods on hand at March 31, 2025 compared with March 31, 2024.

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

The price of a finished remanufactured product sold to customers is generally comprised of separately invoiced amounts for the Remanufactured Core included in the product (“Remanufactured Core value”) and the unit portion included in the product (“Unit Value”), for which revenue is recorded based on our then current price list, net of applicable discounts and allowances. The Remanufactured Core value is recorded as revenue based upon the estimate of Used Cores that will not be returned by the customer for credit. These estimates are subjective and based on management’s judgment and knowledge of historical, current, and projected return rates. As reconciliations are completed with the customers the actual rates at which Used Cores are not being returned may differ from the current estimates. This may result in periodic adjustments of the estimated contract asset and liability amounts recorded and may impact the projected revenue recognition rates used to record the estimated future revenue. These estimates may also be revised if there are changes in contractual arrangements with customers, or changes in business practices. A significant portion of the remanufactured automotive parts sold to customers are replaced by similar Used Cores sent back for credit by customers under the core exchange programs (as described in further detail below). The number of Used Cores sent back under the core exchange programs is generally limited to the number of similar Remanufactured Cores previously shipped to each customer.

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

Customer Finished Goods Returns Accrual

The customer finished goods returns accrual represents our estimate of our exposure to customer returns, including warranty returns, under our general right of return policy to allow customers to return items that their end user customers have returned to them and from time to time, stock adjustment returns when the customers’ inventory of certain product lines exceeds the anticipated sales to end-user customers. The customer finished goods returns accrual represents the Unit Value of the estimated returns and is classified as a current liability due to the expectation that these returns will occur within the normal operating cycle of one year. Our customer finished goods returns accrual was $34,411,000 and $38,312,000 at March 31, 2025 and 2024, respectively. The change in the customer finished goods returns accrual primarily resulted from the timing of returned goods authorizations (“RGAs”) issued at March 31, 2025 compared with March 31, 2024.

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

The primary components of our income tax expense were (i) federal income taxes, (ii) state income taxes, (iii) change in realizable deferred tax items, (iv) foreign income taxed at rates that are different from the federal statutory rate, and (v) impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m).

Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable income. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income based on assumptions that are consistent with our future plans. A valuation allowance is established when we believe it is not more likely than not all or some of a deferred tax assets will be realized. In evaluating our ability to recover deferred tax assets within the jurisdiction in which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, past financial performance, and tax planning strategies. At March 31, 2025 and 2024, we had a valuation allowance on deferred tax assets that is considered not more likely than not to be realized under U.S. GAAP. Should the actual amount differ from our estimate, the amount of our valuation allowance could be impacted.

We have made an accounting policy election to recognize the U.S. tax effects of global intangible low-taxed income as a component of income tax expense in the period the tax arises.

Results of Operations

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating consolidated data for the periods indicated:

	Fiscal Years Ended March 31,
	2025	2024	2023

Cash flows provided by (used in) operations	$45,477,000	$39,172,000	$(21,754,000)
Finished goods turnover (1)	3.8	3.7	3.6

(1)
Finished goods turnover is calculated by dividing the cost of goods sold for the year by the average of beginning and ending non-core finished goods inventory values, for each fiscal year. We believe that this provides a useful measure of our ability to turn our inventory into revenues.

Fiscal 2025 Compared with Fiscal 2024

Net Sales and Gross Profit

The following summarizes consolidated net sales and gross profit:

	Fiscal Years Ended March 31,
	2025	2024

Net sales to external customers	$757,354,000	$717,684,000
Cost of goods sold	603,526,000	585,133,000
Gross profit	153,828,000	132,551,000
Gross profit percentage	20.3%	18.5%

Net Sales. Our consolidated net sales for fiscal 2025 were $757,354,000, which represents an increase of $39,670,000, or 5.5%, from fiscal 2024 of $717,684,000 due to strong demand for both our rotating electric and brake-related product lines.

The following summarizes consolidated net sales by product mix:

	Years Ended March 31,
	2025	2024

Rotating electrical products	67%	66%
Brake-related products	21%	20%
Wheel hub products	8%	10%
Other products	4%	4%
	100%	100%

Gross Profit. Our consolidated gross profit for fiscal 2025 increased $21,277,000, or 16.1%, to $153,828,000 from $132,551,000 for fiscal 2024. Our consolidated gross margin, as a percentage of consolidated net sales, improved by 1.8% for fiscal 2025 to 20.3% from 18.5% for fiscal 2024. The increase in our gross margin for fiscal 2025 reflects the benefit of our on-going strategy to utilize our global footprint to enhance operating efficiencies and our cost-saving initiatives. These increases were partially offset by (i) $4,607,000 for certain tariff costs paid for products sold before price increases were effective, (ii) $3,960,000 of certain one-time expenses for onboarding new business and (iii) $1,298,000 of transition expenses in connection with our on-going strategy to utilize our global footprint to enhance operating efficiencies. We expect to continue to realize benefits from these initiatives.

In addition, our gross margin for fiscal 2025 compared with fiscal 2024 was impacted by (i) amortization of core and finished goods premiums paid to customers related to new business of $10,738,000 and $10,963,000, respectively and (ii) the non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, which resulted in a write-down of $2,805,000 and $5,353,000, respectively.

Operating Expenses

The following summarizes consolidated operating expenses:

	Fiscal Years Ended March 31,
	2025	2024

General and administrative	$64,047,000	$57,769,000
Sales and marketing	22,561,000	22,481,000
Research and development.	11,405,000	9,995,000
Foreign exchange impact of lease liabilities and forward contracts	15,892,000	(3,814,000)
Percent of net sales
General and administrative	8.5%	8.0%
Sales and marketing	3.0%	3.1%
Research and development	1.5%	1.4%
Foreign exchange impact of lease liabilities and forward contracts	2.1%	(0.5)%

General and Administrative. Our general and administrative expenses for fiscal 2025 were $64,047,000, which represents an increase of $6,278,000, or 10.9%, from fiscal 2024 of $57,769,000. This increase was primarily due to a loss of $2,987,000 during fiscal 2025 compared with a gain of $515,000 during fiscal 2024 resulting from unfavorable fluctuations in foreign currency exchange rates on transactions denominated in foreign currencies during the year. In addition, our general and administrative expenses were impacted by $2,544,000 of increased severance during fiscal 2025 due to headcount reductions in connection with our strategy to enhance operating efficiencies.

Sales and Marketing. Our sales and marketing expenses were consistent at $22,561,000 for fiscal 2025 compared with $22,481,000 for fiscal 2024.

Research and Development. Our research and development expenses for fiscal 2025 were $11,405,000, which represents an increase of $1,410,000, or 14.1%, from fiscal 2024 of $9,995,000. This increase was primarily due to increased headcount, supplies, and outside consulting services.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts were a non-cash loss of $15,892,000 compared with a non-cash gain of $3,814,000 for fiscal 2025 and 2024, respectively. This change during fiscal 2025 compared with fiscal 2024 was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities, which resulted in a non-cash loss of $11,713,000 compared with a non-cash gain of $5,187,000, respectively, due to foreign currency exchange rate fluctuations and (ii) the forward foreign currency exchange contracts, which resulted in non-cash losses of $4,179,000 and $1,373,000, respectively, due to the changes in their fair values.

Operating Income

Consolidated Operating Income. Our consolidated operating income for fiscal 2025 was $39,923,000 compared with $46,120,000 for fiscal 2024. This decrease was primarily due our foreign exchange impact of lease liabilities and forward contracts, which were a non-cash loss of $15,892,000 compared with a non-cash gain of $3,814,000 for fiscal 2025 and 2024, respectively, partially offset by higher gross profit and other items as discussed above.

Interest Expense

Interest Expense, net. Our interest expense for fiscal 2025 was $55,550,000, which represents a decrease of $4,490,000, or 7.5%, from interest expense for fiscal 2024 of $60,040,000. This decrease was primarily due to lower outstanding balances under our credit facility of $90,787,000 at March 31, 2025 compared with $128,000,000 at March 31, 2024 and lower interest rates on our accounts receivable discount programs and credit facility. The weighted average interest rate on our accounts receivable discount programs was 6.2% for fiscal 2025 compared with 6.8% for fiscal 2024. The weighted average interest on borrowings under our credit facility was 7.46% at March 31, 2025 compared to 8.43% at March 31, 2024.

Change in Fair Value of Compound Net Derivative Liability

Change in Fair Value of Compound Net Derivative Liability. Our change in fair value of compound net derivative liability was a non-cash loss of $60,000 compared with a non-cash gain of $1,020,000 for fiscal 2025 and 2024, respectively, associated with the convertible notes issued on March 31, 2023.

Loss on Extinguishment of Debt

Loss on Extinguishment of Debt. Our loss on extinguishment of debt was $168,000 in connection with the repayment of the remaining outstanding balance of our term loans during fiscal 2024.

Provision for Income Taxes

Income Tax. We recorded a income tax expense of $3,783,000, or an effective tax rate of (24.1)%, and $36,176,000, or an effective tax rate of (276.8)%, for fiscal 2025 and 2024, respectively. The effective tax rate for fiscal 2025 was primarily impacted by (i) the change in valuation allowance, (ii) foreign income taxed at rates that are different from the federal statutory rate, and (iii) non-deductible executive compensation under Internal Revenue Code Section 162(m). Our effective tax rate for fiscal 2024 was primarily impacted by the establishment of a valuation allowance on deferred tax assets that were not expected to be realized.

Fiscal 2024 Compared with Fiscal 2023

A discussion of the changes in our results of operations for the year ended March 31, 2024, as compared with the year ended March 31, 2023, has been omitted from this Form 10-K but may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the annual report on Form 10-K for the year ended March 31, 2024, filed with the SEC on June 11, 2024, and the 10-K/A for the fiscal year ended March 31, 2024 as filed with the SEC on June 28, 2024, which is available free of charge on the SEC’s website at www.sec.gov by searching with our ticker symbol “MPAA” or at our internet address, www.motorcarparts.com, by clicking “Investors/Financials/SEC Filings” located at the top of the page.

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $160,446,000 and $156,034,000, a ratio of current assets to current liabilities of 1.5:1.0 at March 31, 2025 and 1.4:1.0 at March 31, 2024.

In June 2024, we enrolled in a feature with our lenders, under which we sweep our cash collections to pay down our revolving facility and borrow on-demand to fund payments. This feature is expected to reduce interest expense on borrowings under the credit facility.

Our primary source of liquidity was from cash generated from operations, the use of our receivable discount programs, and credit facility during fiscal 2025. We believe our cash and cash equivalents, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future liquidity needs, including lease and capital expenditure obligations over the next 12 months.

Cash Flows

The following summarizes cash flows as reflected in the consolidated statements of cash flows:

	Fiscal Years Ended March 31,
	2025	2024	2023
Cash provided by (used in):
Operating activities	$45,477,000	$39,172,000	$(21,754,000)
Investing activities	(4,469,000)	(479,000)	(4,191,000)
Financing activities	(44,655,000)	(36,439,000)	14,308,000
Effect of exchange rates on cash and cash equivalents	(898,000)	124,000	217,000
Net (decrease) increase in cash and cash equivalents	$(4,545,000)	$2,378,000	$(11,420,000)
Additional selected cash flow data:
Depreciation and amortization	$10,400,000	$11,619,000	$12,444,000
Capital expenditures	4,578,000	1,000,000	4,201,000

Fiscal 2025 Compared with Fiscal 2024

Net cash provided by operating activities was $45,477,000 and $39,172,000 for fiscal 2025 and 2024, respectively. The increase in our net cash provided by operating activities was due to increased operating results (net loss plus the net add-back for non-cash transactions in earnings), partially offset by changes in our working capital requirements to support our growth initiatives. We continue to manage our working capital to maximize our operating cash flow.

Net cash used in investing activities was $4,469,000 and $479,000 for fiscal 2025 and 2024, respectively. The change in our investing activities primarily resulted from increased capital expenditures.

Net cash used in financing activities was $44,655,000 and $36,439,000 for fiscal 2025 and 2024, respectively. The change in our financing activities primarily resulted from (i) the net repayments of amounts outstanding under our revolving facility of $37,213,000 during fiscal 2025 compared with $17,200,000 during fiscal 2024 and (ii) the repurchase of 542,134 shares of our common stock for $4,832,000 during fiscal 2025. During the prior fiscal year, we paid off our remaining term loans of $13,125,000.

Fiscal 2024 Compared with Fiscal 2023

A discussion of the changes in our operating activities, investing activities, and financing activities for the year ended March 31, 2024, as compared with the year ended March 31, 2023, has been omitted from this Form 10-K but may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the annual report on Form 10-K for the year ended March 31, 2024, filed with the SEC on June 11, 2024, and the 10-K/A for the fiscal year ended March 31, 2024, as filed with the SEC on June 28, 2024, which is available free of charge on the SEC’s website at www.sec.gov by searching with our ticker symbol “MPAA” or at our internet address, www.motorcarparts.com, by clicking “Investors/Financials/SEC Filings” located at the top of the page.

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

We had $90,787,000 and $128,000,000 outstanding under the Revolving Facility at March 31, 2025 and 2024, respectively. In addition, $7,047,000 was outstanding for letters of credit at March 31, 2025. At March 31, 2025, after certain contractual adjustments, $135,150,000 was available under the Revolving Facility. The interest rate on our Revolving Facility was 7.46% and 8.43%, at March 31, 2025 and 2024, respectively.

The Credit Facility requires us to maintain a minimum fixed charge coverage ratio if undrawn availability is less than 22.5% of the aggregate revolving commitments and a specified minimum undrawn availability. During the period ended March 31, 2025, undrawn availability was greater than the 22.5% threshold, therefore, the fixed charge coverage ratio financial covenant was not required to be tested.

Convertible Notes

On March 31, 2023, we entered into a note purchase agreement, as amended, (the “Note Purchase Agreement”) with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P. (collectively, the “Purchasers”) and Bison Capital Partners VI, L.P., as the purchaser representative (the “Purchaser Representative”) for the issuance and sale of $32,000,000 in aggregate principal amount of convertible notes due in 2029 (the “Convertible Notes”), which was used for general corporate purposes. The Convertible Notes bear interest at a rate of 10.0% per annum, compounded annually, and payable (i) in kind or (ii) in cash, annually in arrears on April 1 of each year, commencing on April 1, 2024. In April 2024, non-cash accrued interest on the Convertible Notes of $3,209,000 was paid in-kind and is included in the principal amount of Convertible Notes at March 31, 2025.

The aggregate proceeds from the offering were approximately $31,280,000, net of initial purchasers’ fees and other related expenses. The initial conversion rate is 66.6667 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.00 per share of common stock). At March 31, 2025, we had 28,240,973 shares of our common stock available to be issued if the Convertible Notes were converted.

In connection with the Note Purchase Agreement, we entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The Warrants do not become exercisable unless a Company Redemption (as defined below) occurs and the volume weighted average price of our common stock for 20 consecutive days prior to the redemption is less than $15.00. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at March 31, 2025 and 2024. We estimate the fair value of the Warrants at each balance sheet date. Any subsequent changes from the initial recognition in the fair value of the Warrants will be recorded in current period earnings in the consolidated statements of operations.

The Convertible Notes may be converted, subject to certain conditions, at an initial conversion price of $15.00, subject to adjustment as provided in the Convertible Notes (the “Conversion Option”). The Convertible Notes also include a provision for a return of interest (“Return of Interest”), which requires the Purchasers to return 15.0% of the interest paid to us in certain circumstances, subject to reduction of the Return of Interest amount in the event that the Return of Interest amount would result in total payments to the Purchasers of less than two times the original principal amount. The Return of Interest provision is accounted for as part of the Conversion Option and if the Conversion Option is exercised in the future, the Return of Interest provision will remain outstanding until the Purchaser sells all of the underlying stock received upon conversion. Upon conversion, any value associated with the Return of Interest provision will be reflected as a derivative asset upon conversion, with changes in fair value being recorded in earnings in the consolidated statements of operations until settlement in connection with the sale of the underlying stock by the Purchaser. Unless and until we deliver a redemption notice, the Purchasers of the Convertible Notes may convert their Convertible Notes at any time at their option. Upon conversion, the Convertible Notes will be settled in shares of our common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. The Convertible Notes have a stated maturity of March 30, 2029, subject to earlier conversion or redemption in accordance with their terms.

If there is a Fundamental Transaction, as defined in the Form of Convertible Promissory Note, we may redeem all or part of the Convertible Notes. Except in the case of the occurrence of a Fundamental Transaction, we may not redeem the Convertible Notes prior to March 31, 2026. After March 31, 2026, we may redeem all or part of the Convertible Notes for a cash purchase (the “Company Redemption”) price equal to the Redemption Price (as defined below) plus $5,000,000, but only if (i) we are listed on a national exchange, (ii) there is no “Event of Default” occurring and continuing and (iii) Adjusted EBITDA for the prior four quarters is greater than $80,000,000. The “Redemption Price” shall mean a cash amount equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest. However, if the volume weighted average price of our common stock for 20 consecutive days prior to the notice of the Company Redemption is less than $15, the Purchasers may exercise the warrants and we will pay the Redemption Price plus $2,000,000.

The Conversion Option and the Company Redemption both met the criteria for bifurcation from the Convertible Notes as derivatives and have been combined as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the consolidated balance sheets. The fair value of the Conversion Option and the Company Redemption option using Level 3 inputs and the Monte Carlo simulation model was a liability of $9,000,000 and $9,800,000, and an asset of $1,530,000 and $2,390,000 at March 31, 2025 and 2024, respectively. We estimate the fair value of the Compound Net Derivative Liability at each balance sheet date. Any subsequent changes from the initial recognition in the fair value of the Compound Net Derivative Liability is recorded in current period earnings in the consolidated statements of operations. During the years ended March 31, 2025 and 2024, we recorded a loss of $60,000 and a gain of $1,020,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the consolidated statements of operations and consolidated statements of cash flows.

The Convertible Notes also contain additional features, such as, default interest and options related to a Fundamental Transaction, requiring bifurcation which were not separately accounted for as the value of such features were not material at March 31, 2025 and 2024. Any subsequent changes from the initial recognition in the fair value of those features is recorded in current period earnings in the consolidated statements of operations.

The Convertible Notes include customary provisions relating to the occurrence of Events of Default, which include the following: (i) certain payment defaults on the Convertible Notes; (ii) certain events of bankruptcy, insolvency and reorganization involving us or any of our subsidiaries; (iii) the entering of one or more final judgments or orders against us or any of our subsidiaries for an aggregate payment exceeding $25,000,000; (iv) the acceleration of senior debt or any other debt greater than $25,000,000; (v) certain failures of us to comply with certain provisions of the Note Purchase Agreement or material breaches of the Note Purchase Agreement by us or any of our subsidiaries; (vi) any material provision of the Note Purchase Agreement, the Convertible Notes, the guarantee, the subordination agreement, the Warrants or the registration rights agreement, for any reason, ceases to be valid and binding on us or any subsidiary, or any subsidiary shall so claim in writing to challenge the validity of or our liability under the Note Purchase Agreement, the Convertible Notes, or the registration rights agreement; or (vii) we fail to maintain the listing of our capital stock on a national securities exchange. Events of Default will be subject to a 30-day cure period except for those related to clause (ii) and (iv) of the preceding sentence.

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

Unamortized debt issuance costs of $916,000 and $1,058,000 are presented in the balance sheet as a direct deduction from the carrying amounts of the Convertible Notes at March 31, 2025 and 2024, respectively. Debt issuance costs are amortized using the effective interest method through the maturity of the Convertible Notes and recorded in interest expense in the consolidated statements of operations. The effective interest rate was 18.3% as of March 31, 2025 and 2024, respectively. Debt issuance costs of $360,000 allocated to the Compound Net Derivative Liability were immediately expensed to interest expense in the consolidated statements of operations for the year ended March 31, 2023.

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

The following is a summary of the accounts receivable discount programs:

	Fiscal Years Ended March 31,
	2025	2024

Receivables discounted	$643,918,000	$618,012,000
Weighted average days	343	336
Weighted average discount rate	6.2%	6.8%
Amount of discount as interest expense	$38,021,000	$39,175,000

Supplier Finance Programs

We utilize a supplier finance program, which allows certain of our suppliers to sell their receivables due from us to participating financial institutions at the sole discretion of both the supplier and the financial institutions. The program is administered by a third party. Commitments from participating financial institutions that are available to suppliers under this program increased to $30,000,000 from $15,000,000 during fiscal 2025. We have no economic interest in the sale of these receivables and no direct relationship with the financial institution. Payments to the third-party administrator are based on services rendered and are not related to the volume or number of financing agreements between suppliers, financial institution, and the third-party administrator. We are not a party to agreements negotiated between participating suppliers and the financial institution. Our obligations to our suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in this program. We do not provide guarantees and there are no assets pledged to the financial institution or the third-party administrator for the committed payment in connection with this program. At March 31, 2025 and 2024, we had $33,661,000 and $1,695,000, respectively, of outstanding supplier obligations confirmed as valid under this program, included in accounts payable in the consolidated balance sheets.

The following is a summary of the changes in outstanding supplier obligations confirmed as valid under this program:

Year Ended March 31,
2025

Confirmed obligations outstanding at March 31, 2024	$1,695,000
Invoices confirmed as valid during the year	91,951,000
Confirmed invoices paid during the year	(59,985,000)
Confirmed obligations outstanding at March 31, 2025	$33,661,000

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

Share Repurchase Program

In August 2018, our board of directors approved an increase in our share repurchase program from $20,000,000 to $37,000,000 of our common stock. During fiscal 2025, we repurchased 542,134 shares of our common stock for $4,832,000. During fiscal 2024 and 2023, we did not repurchase any shares of our common stock. As of March 31, 2025, $23,577,000 was utilized and $13,423,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our Credit Facility and Convertible Notes. We retired the 1,379,141 shares repurchased under this program through March 31, 2025. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

During fiscal 2025, we adopted a written trading plan under Rule 10b5-1 of the SEC rule to facilitate share repurchases under our current authorized program. The adoption of a 10b5-1 plan allows us the ability to repurchase shares when we would be ordinarily restricted from purchases due to blackout periods or being in possession of material non-public information.

Capital Expenditures and Commitments

Our total capital expenditures were $6,066,000 for fiscal 2025 and $1,755,000 for fiscal 2024. These capital expenditures include (i) cash paid for the purchase of plant and equipment, (ii) equipment acquired under finance leases, and (iii) non-cash capital expenditures. Capital expenditures for fiscal 2025 primarily include the purchase of equipment for our current operations and our global growth initiatives. We expect to incur approximately $9,500,000 of capital expenditures primarily to support our global growth initiatives and maintenance of our facilities and equipment during fiscal 2026. We have used and expect to continue using our working capital and additional capital lease obligations to finance these capital expenditures.

Contractual Obligations

The following summarizes our contractual obligations and other commitments as of March 31, 2025 and the effect such obligations could have on our cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to5 years	More than 5 years

Finance lease obligations (1)	$3,557,000	$1,396,000	$1,555,000	$606,000	$-
Operating lease obligations (2)	92,392,000	13,983,000	23,760,000	22,530,000	32,119,000
Revolving facility (3)	90,787,000		-	90,787,000
Convertible notes (4)	56,704,000	-		56,704,000
Accrued core payment (5)	7,287,000	3,404,000	3,883,000	-
Core bank liability (6)	12,113,000	2,018,000	10,095,000	-
Finished goods liabilities (7)	518,000	518,000	-	-
Unrecognized tax benefits (8)	-	-	-	-
Customer allowances earned (9)	47,194,000	14,451,000	21,430,000	9,265,000	2,048,000
Total	$310,552,000	$35,770,000	$60,723,000	$179,892,000	$34,167,000

(1) Finance lease obligations represent amounts due under finance leases for various types of equipment.

(2) Operating lease obligations represent amounts due for rent under our leases for all our facilities and certain equipment.

(3) Obligations under our Revolving Facility mature on December 12, 2028. This debt is classified as a short term liability on our balance sheet as we expect to use our working capital to repay the amounts outstanding under our Revolving Facility.

(4) Obligations under our Convertible Notes mature on March 30, 2029. There are no future payments required under the Convertible Notes prior to their maturity, therefore, the carrying value of the notes plus interest payable in kind, assuming no early redemption or conversion has occurred, is included in the above table based on their maturity date of March 30, 2029.

(5) Accrued core payment represents the amounts due for principal of $6,964,000 and interest payments of $323,000 to be made in connection with the purchases of Remanufactured Cores from our customers, which are held by these customers and remain on their premises.

(6) The core bank liability represents the amounts due for principal of $11,843,000 and interest payments of $270,000 to be made in connection with the return of Used Cores from our customers.

(7) Finished goods liabilities represents the amounts due for principal of $518,000 and no interest payments to be made in connection with the purchase of finished goods from our customers.

(8) We are unable to reliably estimate the timing of future payments related to uncertain tax position liabilities at March 31, 2025; therefore, future tax payment accruals related to uncertain tax positions in the amount of $1,362,000 have been excluded from the table above.

(9)  Customer allowances earned represent commitments we have with certain customers to provide marketing allowances in consideration for multi-year customer agreements to provide products over a defined period.

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

Interest rate risk

We are exposed to changes in interest rates primarily as a result of our borrowing and receivable discount programs, which have interest costs that vary with interest rate movements. Our revolving facility bears interest at variable base rates, plus an applicable margin, which was 7.46% and 8.43% at March 31, 2025 and 2024, respectively. At March 31, 2025, borrowings under our revolving facility totaled $90,787,000. If interest rates were to increase 1%, our net annual interest expense on our revolving facility would have increased by approximately $908,000. In addition, during the years ended March 31, 2025 and 2024, collections under our accounts receivable discount program were $643,918,000 and $618,012,000, respectively. The weighted average discount rate was 6.2% and 6.8% during fiscal 2025 and 2024, respectively. If discount rates were to increase 1%, our net annual interest expense on our accounts receivable discount programs would have increased by approximately $6,439,000.

Foreign currency risk

We are exposed to foreign currency exchange risk inherent in our purchases and expenses denominated in currencies other than the U.S. dollar. We transact business in the following foreign currencies: Mexican pesos, Malaysian ringgit, Singapore dollar, Chinese yuan, Indian rupee, and the Canadian dollar. Our primary currency risks result from fluctuations in the value of the Mexican peso and to a lesser extent, the Chinese yuan. To mitigate these risks, we enter into forward foreign currency exchange contracts to exchange U.S. dollars for these foreign currencies. The extent to which we use forward foreign currency exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts generally expire in a year or less. Any changes in the fair values of our forward foreign currency exchange contracts are reflected in current period earnings. Based upon our forward foreign currency exchange contracts related to these currencies, an increase of 10% in exchange rates at March 31, 2025 would have increased our operating expenses by approximately $4,023,000. During fiscal 2025 and fiscal 2024, losses of $4,179,000 and $1,373,000, respectively, were recorded due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts. In addition, we recorded a loss of $11,713,000 and a gain of $5,187,000 in connection with the remeasurement of foreign currency-denominated lease liabilities during fiscal 2025 and fiscal 2024, respectively.

Credit Risk

We regularly review our accounts receivable and allowance for credit losses by considering factors such as historical experience, credit quality and age of the accounts receivable, and the current economic conditions that may affect a customer’s ability to pay such amounts owed to us. The majority of our sales are to leading automotive aftermarket parts suppliers. We participate in trade accounts receivable discount programs with our major customers. If the creditworthiness of any of our customers was downgraded, we could be adversely affected, in that we may be subjected to higher interest rates on the use of these discount programs or we could be forced to wait longer for payment. In certain cases, we have experienced higher interest rates due to changes in customer credit profiles, which has impacted the overall cost of these financing arrangements. Should our customers experience significant cash flow problems, our financial position and results of operations could be materially and adversely affected, and the maximum amount of loss that would be incurred would be the outstanding receivable balance, Used Cores expected to be returned by customers, and the value of the Remanufactured Cores held at customers’ locations. We maintain an allowance for credit losses that, in our opinion, provides for an adequate reserve to cover losses that may be incurred.

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

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO, CFO and CAO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO, CFO and CAO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of March 31, 2025.

The effectiveness of our internal control over financial reporting as of March 31, 2025 has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP. Their assessment is included in the accompanying Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

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

Item 9B. Other Information

Trading Arrangements

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408 of Regulation S-K.

During the quarter ended March 31, 2025, the Company adopted a written trading plan under Rule 10b5-1 of the SEC rule to facilitate share repurchases by the Company under its current authorized program. The adoption of a 10b5-1 plan allows the Company the ability to repurchase shares when it would be ordinarily restricted from purchases due to blackout periods or being in possession of material non-public information.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Definitive Proxy Statement in connection with our next Annual Meeting of Stockholders (the “Proxy Statement”).

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees, and have implemented processes for the company, that we believe are designed to promote compliance with insider trading laws, rules, and regulations and any applicable listing standards. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

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

PART IV

Item 15. Exhibits, Financial Statement Schedule

a.
Documents filed as part of this report:

(1)
Index to Consolidated Financial Statements:

(2) Schedule.

Schedule II — Valuation and Qualifying Accounts	S-1

(3)
Exhibits:

Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the “1995 Registration Statement”).

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 17, 2014.

3.8	Amended and Restated By-Laws of Motorcar Parts of America, Inc., as amended on February 4, 2016	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 10, 2016.

Number	Description of Exhibit	Method of Filing

3.9	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 14, 2016.

3.10	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 22, 2017.

3.11	Third Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 1, 2022.

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed on August 9, 2022.

4.2	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.3	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

4.4	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.5	Third Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on November 20, 2017.

4.6	Fourth Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 24, 2020.

4.7	2022 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 29, 2022.

4.8	Form of Convertible Promissory Note	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 31, 2023.

4.9	Form of Common Stock Warrant	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 31, 2023.

4.10	First Amended and Restated Convertible Promissory Note	Incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K filed on June 14, 2023.

4.11	First Amended and Restated Common Stock Warrant	Incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed on June 14, 2023.

Number	Description of Exhibit	Method of Filing

4.12	First Amended and Restated 2022 Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on July 26, 2024.

10.1	Form of Indemnification Agreement for officers and directors	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.

10.2	Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 7, 2009.

10.3	Employment Agreement, dated as of May 18, 2012, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 24, 2012.

10.4	Form of Stock Option Notice for use in connection with stock options granted to Selwyn Joffe pursuant to the Motorcar Parts of America, Inc. 2010 Incentive Award Plan	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 12, 2013.

10.5	Form of Stock Option Agreement for use in connection with stock options granted to Selwyn Joffe pursuant to the Motorcar Parts of America, Inc. 2010 Incentive Award Plan	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 12, 2013.

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

Number	Description of Exhibit	Method of Filing

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
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 7, 2019.

10.16	Amendment No. 3 to Employment Agreement, dated as of March 30, 2020, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed on June 15, 2020.

Number	Description of Exhibit	Method of Filing

10.17	Amendment No. 4 to Employment Agreement, dated as of May 21, 2020, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to exhibit 10.1 to the Quarterly Report filed on August 10, 2020.

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
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2023.

19	Insider Trading Policy	Filed herewith.

21.1	List of Subsidiaries	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document)	Filed herewith.

101.SCM	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

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

MOTORCAR PARTS OF AMERICA, INC.

Dated: June 9, 2025	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: June 9, 2025	By:	/s/ Kamlesh Shah
Kamlesh Shah
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director (Principal Executive Officer)	June 9, 2025
Selwyn Joffe

/s/ David Lee	Chief Financial Officer (Principal Financial Officer)	June 9, 2025
David Lee

/s/ Kamlesh Shah	Chief Accounting Officer (Principal Accounting Officer)	June 9, 2025
Kamlesh Shah

/s/ David Bryan	Director	June 9, 2025
David Bryan

/s/ Joseph Ferguson	Director	June 9, 2025
Joseph Ferguson

/s/ Philip Gay	Director	June 9, 2025
Philip Gay

/s/ F. Jack Liebau, Jr.	Director	June 9, 2025
F. Jack Liebau, Jr.

/s/ Jeffrey Mirvis	Director	June 9, 2025
Jeffrey Mirvis

/s/ Anil Shrivastava	Director	June 9, 2025
Anil Shrivastava

/s/ Douglas Trussler	Director	June 9, 2025
Douglas Trussler

/s/ Patricia Warfield	Director	June 9, 2025
Patricia Warfield

/s/ Barbara Whittaker	Director	June 9, 2025
Barbara Whittaker

MOTORCAR PARTS OF AMERICA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Motorcar Parts of America, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Motorcar Parts of America, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Motorcar Parts of America, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15a.(2) and our report dated June 9, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
June 9, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Motorcar Parts of America, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Motorcar Parts of America, Inc. and subsidiaries (the Company) as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15a.(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 9, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Marketing Allowances

Description of the Matter
As more fully described in Note 2 and Note 15 to the consolidated financial statements, revenue is recognized net of applicable marketing allowances. These marketing allowances vary by contract and can include (i) the issuance of specified credits against receivables, (ii) support for research or marketing efforts, (iii) discounts granted in connection with each individual shipment of product, and (iv) other marketing, research, store expansion or product development support. At March 31, 2025, marketing allowances recorded on the Company’s consolidated balance sheet was $16,283,000, which is presented within contract liabilities.
Auditing the completeness of marketing allowances was complex due to the high volume of transactions processed by the Company and the variability of marketing allowances by contract.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the marketing allowances processes, including management’s review of contracts with customers containing marketing allowances, management’s review of the completeness and accuracy of data used in the marketing allowance accrual analysis at period end, and management’s review of credits issued to customers subsequent to the balance sheet date.

Our audit procedures to test the completeness of marketing allowances included, among others, reviewing significant contracts with customers, obtaining confirmations of contractual terms and conditions from a sample of the Company’s customers, and testing credits issued or payments made to customers subsequent to year-end. We tested the completeness and accuracy of data used in the calculation of the marketing allowance accrual by agreeing contractual terms to the underlying agreements. In addition, we evaluated the relationship between revenue and marketing allowances and assessed subsequent events to determine whether there was any new information that would require adjustments to the amounts recorded.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Los Angeles, California
June 9, 2025

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2025	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$9,429,000	$13,974,000
Short-term investments	1,881,000	1,837,000
Accounts receivable — net	91,064,000	96,296,000
Inventory — net	341,209,000	377,040,000
Inventory unreturned	18,460,000	20,288,000
Contract assets	29,606,000	27,139,000
Income tax receivable	4,208,000	5,683,000
Prepaid expenses and other current assets	15,614,000	18,202,000
Total current assets	511,471,000	560,459,000
Plant and equipment — net	31,990,000	38,338,000
Operating lease assets	66,603,000	83,973,000
Deferred income taxes	4,569,000	2,976,000
Long-term contract assets	336,268,000	320,282,000
Goodwill	3,205,000	3,205,000
Intangible assets — net	552,000	1,069,000
Other assets	2,978,000	1,700,000
TOTAL ASSETS	$957,636,000	$1,012,002,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$141,906,000	$154,977,000
Accrued liabilities	30,211,000	30,205,000
Customer finished goods returns accrual	34,411,000	38,312,000
Contract liabilities	38,158,000	37,591,000
Revolving loan	90,787,000	128,000,000
Other current liabilities	5,570,000	7,021,000
Operating lease liabilities	9,982,000	8,319,000
Total current liabilities	351,025,000	404,425,000
Convertible notes, related party	35,207,000	30,776,000
Contract liabilities, less current portion	241,404,000	212,068,000
Deferred income taxes	362,000	511,000
Operating lease liabilities, less current portion	65,308,000	72,240,000
Other liabilities	6,631,000	6,872,000
Total liabilities	699,937,000	726,892,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized;19,435,706 and 19,662,380 shares issued and outstanding at March 31, 2025 and 2024, respectively	194,000	197,000
Additional paid-in capital	234,413,000	236,255,000
Retained earnings	20,033,000	39,503,000
Accumulated other comprehensive income	3,059,000	9,155,000
Total shareholders' equity	257,699,000	285,110,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$957,636,000	$1,012,002,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended March 31,
	2025	2024	2023

Net sales	$757,354,000	$717,684,000	$683,074,000
Cost of goods sold	603,526,000	585,133,000	569,112,000
Gross profit	153,828,000	132,551,000	113,962,000
Operating expenses:
General and administrative	64,047,000	57,769,000	54,756,000
Sales and marketing	22,561,000	22,481,000	21,729,000
Research and development	11,405,000	9,995,000	10,322,000
Foreign exchange impact of lease liabilities and forward contracts	15,892,000	(3,814,000)	(9,291,000)
Total operating expenses	113,905,000	86,431,000	77,516,000
Operating income	39,923,000	46,120,000	36,446,000
Other expenses:
Interest expense, net	55,550,000	60,040,000	39,555,000
Change in fair value of compound net derivative liability	60,000	(1,020,000)	-
Loss on extinguishment of debt	-	168,000	-
Total other expenses	55,610,000	59,188,000	39,555,000
Loss before income tax expense	(15,687,000)	(13,068,000)	(3,109,000)
Income tax expense	3,783,000	36,176,000	1,098,000
Net loss	$(19,470,000)	$(49,244,000)	$(4,207,000)
Basic net loss per share	$(0.99)	$(2.51)	$(0.22)
Diluted net loss per share	$(0.99)	$(2.51)	$(0.22)
Weighted average number of shares outstanding:
Basic	19,685,322	19,601,204	19,340,246
Diluted	19,685,322	19,601,204	19,340,246

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income

	Years Ended March 31,
	2025	2024	2023

Net loss	$(19,470,000)	$(49,244,000)	$(4,207,000)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) income	(6,096,000)	9,458,000	4,763,000
Total other comprehensive (loss) income, net of tax	(6,096,000)	9,458,000	4,763,000
Comprehensive (loss) income	$(25,566,000)	$(39,786,000)	$556,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance at March 31, 2022	19,104,751	$191,000	$227,184,000	$92,954,000	$(5,066,000)	$315,263,000
Compensation recognized under employee stock plans	-	-	4,685,000	-	-	4,685,000
Exercise of stock options, net of shares withheld for employee taxes and net share settlement of exercise price	236,199	2,000	938,000	-	-	940,000
Issuance of common stock upon vesting of RSUs,net of shares withheld for employee taxes	153,665	2,000	(971,000)	-	-	(969,000)
Foreign currency translation	-	-	-	-	4,763,000	4,763,000
Net loss	-	-	-	(4,207,000)	-	(4,207,000)
Balance at March 31, 2023	19,494,615	$195,000	$231,836,000	$88,747,000	$(303,000)	$320,475,000
Compensation recognized under employee stock plans	-	-	4,700,000	-	-	4,700,000
Issuance of common stock upon vesting of RSUs,net of shares withheld for employee taxes	167,765	2,000	(281,000)	-	-	(279,000)
Foreign currency translation	-	-	-	-	9,458,000	9,458,000
Net loss	-	-	-	(49,244,000)	-	(49,244,000)
Balance at March 31, 2024	19,662,380	$197,000	$236,255,000	$39,503,000	$9,155,000	$285,110,000
Compensation recognized under employee stock plans	-	-	3,877,000	-	-	3,877,000
Issuance of common stock upon vesting of RSUs and PSUs,net of shares withheld for employee taxes	315,460	2,000	(892,000)	-	-	(890,000)
Repurchase and cancellation of common stock, including fees	(542,134)	(5,000)	(4,827,000)	-	-	(4,832,000)
Foreign currency translation	-	-	-	-	(6,096,000)	(6,096,000)
Net loss	-	-	-	(19,470,000)	-	(19,470,000)
Balance at March 31, 2025	19,435,706	$194,000	$234,413,000	$20,033,000	$3,059,000	$257,699,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended March 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(19,470,000)	$(49,244,000)	$(4,207,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,923,000	10,544,000	10,984,000
Amortization of intangible assets	477,000	1,075,000	1,460,000
Amortization of debt issuance costs	2,222,000	2,165,000	663,000
Amortization of interest on contract liabilities, net	749,000	933,000	940,000
Accrued interest on convertible notes, related party	3,521,000	3,200,000	9,000
Loss on extinguishment of debt	-	168,000	-
Amortization of core premiums paid to customers	9,826,000	10,181,000	11,113,000
Amortization of finished goods premiums paid to customers	912,000	782,000	678,000
Non-cash lease expense	9,540,000	10,255,000	8,348,000
Foreign exchange impact of lease liabilities and forward contracts	15,892,000	(3,814,000)	(9,291,000)
Foreign currency remeasurement	2,262,000	65,000	1,408,000
Change in fair value of compound net derivative liability	60,000	(1,020,000)	-
(Gain) loss on short-term investments	(105,000)	(347,000)	181,000
Net provision for inventory reserves	15,009,000	16,233,000	18,851,000
Net provision for customer payment discrepancies	1,507,000	1,452,000	2,112,000
Net provision for (recovery of) doubtful accounts	42,000	(133,000)	108,000
Deferred income taxes	(1,805,000)	29,564,000	(5,207,000)
Share-based compensation expense	3,877,000	4,700,000	4,685,000
Loss on disposal of plant and equipment	5,000	9,000	17,000
Change in operating assets and liabilities:
Accounts receivable	2,407,000	22,687,000	(37,176,000)
Inventory	19,615,000	(53,585,000)	10,423,000
Inventory unreturned	1,723,000	(3,666,000)	(1,531,000)
Income tax receivable	1,450,000	(3,501,000)	(2,030,000)
Prepaid expenses and other current assets	(2,259,000)	3,100,000	(2,906,000)
Other assets	(1,509,000)	(601,000)	435,000
Accounts payable and accrued liabilities	(13,280,000)	47,264,000	(23,757,000)
Customer finished goods returns accrual	(3,676,000)	222,000	(201,000)
Contract assets, net	(29,981,000)	(14,221,000)	(17,560,000)
Contract liabilities, net	29,381,000	14,664,000	17,719,000
Operating lease liabilities	(9,088,000)	(8,702,000)	(7,141,000)
Other liabilities	(3,750,000)	(1,257,000)	(881,000)
Net cash provided by (used in) operating activities	45,477,000	39,172,000	(21,754,000)
Cash flows from investing activities:
Purchase of plant and equipment	(4,578,000)	(1,000,000)	(4,201,000)
Proceeds from sales of plant and equipment	49,000	-	-
Redemptions of short-term investments	60,000	521,000	10,000
Net cash used in investing activities	(4,469,000)	(479,000)	(4,191,000)
Cash flows from financing activities:
Borrowings under revolving loan	541,423,000	82,005,000	65,000,000
Repayments under revolving loan	(578,636,000)	(99,205,000)	(74,800,000)
Repayments of term loan	-	(13,125,000)	(3,750,000)
Proceeds from issuance of convertible notes, related party	-	-	32,000,000
Payments for debt issuance costs	(15,000)	(3,973,000)	(1,716,000)
Payments on finance lease obligations	(1,705,000)	(1,862,000)	(2,397,000)
Exercise of stock options	-	-	940,000
Cash used to net share settle equity awards	(890,000)	(279,000)	(969,000)
Repurchase of common stock, including fees	(4,832,000)	-	-
Net cash (used in) provided by financing activities	(44,655,000)	(36,439,000)	14,308,000
Effect of exchange rate changes on cash and cash equivalents	(898,000)	124,000	217,000
Net (decrease) increase in cash and cash equivalents	(4,545,000)	2,378,000	(11,420,000)
Cash and cash equivalents — Beginning of year	13,974,000	11,596,000	23,016,000
Cash and cash equivalents — End of year	$9,429,000	$13,974,000	$11,596,000
Supplemental disclosures of cash flow information:
Cash paid for interest, net	$48,724,000	$53,797,000	$37,772,000
Cash paid for income taxes, net of refunds	5,858,000	9,558,000	14,198,000
Cash paid for operating leases	13,356,000	13,358,000	12,055,000
Cash paid for finance leases	1,896,000	2,081,000	2,659,000
Plant and equipment acquired under finance lease	1,412,000	745,000	1,246,000
Assets acquired under operating leases	3,972,000	1,603,000	7,832,000
Non-cash capital expenditures	80,000	16,000	6,000
Debt issuance costs included in accounts payable and accrued liabilities	-	-	476,000

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

The Company primarily ships its products from its facilities, including the Company’s 410,000 square foot distribution center in Tijuana, Mexico, and various third-party warehouse distribution centers in North America. In addition, during the year ended March 31, 2025, the Company added a new warehousing and distribution facility in Malaysia to support its future direct shipment programs.

2. Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This standard requires the Company to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and are included within each reported measure of segment operating results. The standard also requires the Company to disclose the total amount of any other items included in segment operating results, which were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. In addition, the standard also requires disclosure of the CODM’s title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources. The standard also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this guidance as of March 31, 2025 increased the Company’s disclosures (see Note 20) but did not have any material effect on its consolidated financial statements.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”) (Subtopic 220-40). This standard requires the Company to disclose, in the footnotes at each interim and annual reporting period, information about expenses by the nature of the expense in addition to certain disclosures about selling expenses. Entities are required to include the following relevant expense captions: (i) purchase of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization, and (v) depreciation, depletion and amortization recognized as part of oil and gas producing activities. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Clarifying the Effective Date, which is intended to clarify the effective date of ASU No. 2024-03. As clarified in ASU 2025-01, the new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.

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

The Company’s Hard Parts operating segment meets the criteria of a reportable segment. The Test Solutions and Diagnostic Equipment and Heavy Duty segments are not material, and are not required to be separately reported. See Note 20 for more information.

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

●
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

●
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

●
The Company records an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. The Company periodically reviews inventory to identify excess quantities and part numbers that are experiencing a reduction in demand. Any part numbers with quantities identified during this process are reserved for at rates based upon management’s judgment, historical rates, and consideration of possible scrap and liquidation values which may be as high as 100% of cost if no liquidation market exists for the part. As a result of this process, the Company recorded reserves for excess and obsolete inventory of $18,964,000 and $17,372,000 at March 31, 2025 and 2024, respectively. This increase in the reserve was primarily due to excess inventory of certain finished goods on hand at March 31, 2025 compared with March 31, 2024.

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

The primary components of the Company’s income tax expense were (i) federal income taxes, (ii) state income taxes, (iii) change in realizable deferred tax items, (iv) foreign income taxed at rates that are different from the federal statutory rate, and (v) impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m).

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. The Company makes these estimates and judgments about its future taxable income based on assumptions that are consistent with the Company’s future plans. A valuation allowance is established when the Company believes it is not more likely than not all or some deferred tax assets will be realized. In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction in which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, past financial performance, and tax planning strategies. At March 31, 2025 and 2024, the Company had a valuation allowance on deferred tax assets that is considered not more likely than not to be realized under U.S. GAAP. Should the actual amount differ from the Company’s estimate, the amount of the valuation allowance could be impacted.

The Company has made an accounting policy election to recognize the U.S. tax effects of global intangible low-taxed income as a component of income tax expense in the period the tax arises.

Plant and Equipment

Plant and equipment are stated at cost, less accumulated depreciation. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred. Depreciation is provided on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Machinery and equipment are depreciated over a range from five to ten years. Office equipment and fixtures are depreciated over a range from three to ten years. Leasehold improvements are depreciated over the lives of the respective leases or the service lives of the leasehold improvements, whichever is shorter. Depreciation of assets recorded under finance leases is included in depreciation expense. The Company evaluates plant and equipment, including leasehold improvements, equipment, construction in progress, and right-of-use assets for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. There was no impairment recorded during the years ended March 31, 2025, 2024, or 2023.

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

The Company has material non-functional currency leases. As required for other monetary liabilities, lessees shall remeasure a foreign currency-denominated lease liability using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates, which are not affected by subsequent changes in the exchange rates. The Company recorded a loss of $11,713,000 and gains of $5,187,000 and $6,515,000 during the years ended March 31, 2025, 2024 and 2023, respectively, which are included in foreign exchange impact of lease liabilities and forward contracts in the consolidated statements of operations. See Note 10 for additional information regarding the Company’s leases.

Goodwill

The Company evaluates goodwill for impairment at least annually during the fourth quarter of each fiscal year or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The goodwill impairment test is performed at the reporting unit level, which represents the Company’s operating segments. In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company’s qualitative assessment indicates that goodwill impairment is more likely than not, it will proceed with performing the quantitative assessment. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value of the reporting unit exceeds its fair value an impairment loss will be recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. The Company completes the required annual testing of goodwill impairment for each of the reporting units during the fourth quarter of the year. No impairment was recorded during the years ended March 31, 2025, 2024, or 2023.

Intangible Assets

The Company’s intangible assets other than goodwill are finite–lived and amortized on a straight-line basis over their respective useful lives. The Company analyzes its finite-lived intangible assets for impairment when and if indicators of impairment exist. No impairment was recorded during the years ended March 31, 2025, 2024 or 2023.

Debt Issuance Costs

Debt issuance costs include fees and costs incurred to obtain financing. Debt issuance costs related to the Company’s convertible notes are presented in the balance sheet as a direct deduction from carrying amounts of the convertible notes. Debt issuance costs related to the Company’s revolving loan are presented in prepaid expenses and other current assets in the accompanying consolidated balance sheets, regardless of whether or not there are any outstanding borrowings under the revolving loan. Debt issuance costs related to the Company’s convertible notes are amortized using the effective interest method and debt issuance costs related to the Company’s revolving loans are amortized using the straight-line method, which approximates the effective interest method. Debt issuance costs are amortized over the term of the related loans and included in interest expense in the Company’s consolidated statements of operations.

Foreign Currency Translation

For financial reporting purposes, the functional currency of the foreign subsidiaries is the local currency. The assets and liabilities of foreign operations for which the local currency is the functional currency are translated into the U.S. dollar at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates during the year. The accumulated foreign currency translation adjustment is presented as a component of comprehensive income or loss in the consolidated statements of shareholders’ equity. Aggregate foreign currency transactions recorded in general and administrative expenses were a loss of $2,987,000, a gain of $515,000, and a loss of $1,401,000, for the years ended March 31, 2025, 2024, and 2023, respectively.

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

The price of a finished remanufactured product sold to customers is generally comprised of separately invoiced amounts for the Remanufactured Core included in the product (“Remanufactured Core value”) and the unit portion included in the product (“Unit Value”), for which revenue is recorded based on our then current price list, net of applicable discounts and allowances. The Remanufactured Core value is recorded as revenue based upon the estimate of Used Cores that will not be returned by the customer for credit. These estimates are subjective and based on management’s judgment and knowledge of historical, current, and projected return rates. As reconciliations are completed with the customers the actual rates at which Used Cores are not being returned may differ from the current estimates. This may result in periodic adjustments of the estimated contract asset and liability amounts recorded and may impact the projected revenue recognition rates used to record the estimated future revenue. These estimates may also be revised if there are changes in contractual arrangements with customers, or changes in business practices. A significant portion of the remanufactured automotive parts sold to customers are replaced by similar Used Cores sent back for credit by customers under the core exchange programs (as described in further detail below). The number of Used Cores sent back under the core exchange programs is generally limited to the number of similar Remanufactured Cores previously shipped to each customer.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses for the years ended March 31, 2025, 2024 and 2023 were $435,000, $614,000, and $606,000, respectively.

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

The following presents a reconciliation of basic and diluted net loss per share.

	Years Ended March 31,
	2025	2024	2023
Net loss	$(19,470,000)	$(49,244,000)	$(4,207,000)
Basic shares	19,685,322	19,601,204	19,340,246
Effect of dilutive shares	-	-	-
Diluted shares	19,685,322	19,601,204	19,340,246
Net loss per share:
Basic net loss per share	$(0.99)	$(2.51)	$(0.22)
Diluted net loss per share	$(0.99)	$(2.51)	$(0.22)

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net loss per share. For the years ended March 31, 2025, 2024, and 2023, there were 2,323,321, 2,122,863, and 1,854,795, respectively, of potential common shares not included in the calculation of diluted net loss per share because their effect was anti-dilutive.

In addition, for the years ended March 31, 2025, 2024, and 2023, there were 2,493,963, 1,693,778, and 5,846, respectively, of potential common shares not included in the calculation of diluted net loss per share under the “if-converted” method for the Convertible Notes because their effect was anti-dilutive. The potential common shares related to the Warrants (as defined below) issued in connection with the Convertible Notes (see Note 8) are anti-dilutive until they become exercisable and as of March 31, 2025, the Warrants were not exercisable.

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

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amount of short-term investments approximates their fair value as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. The carrying amounts of the revolving loan and other long-term liabilities approximate their fair value based on the variable nature of interest rates and current rates for instruments with similar characteristics. The estimated fair value of the Company’s Convertible Notes (as defined in Note 8) was $42,398,000 and $38,276,000 using Level 3 inputs at March 31, 2025 and 2024, respectively. See Note 14 for further information concerning the fair value of the Company’s Convertible Notes.

Share-Based Payments

The Company has share-based compensation plans and recognizes compensation expense over the requisite service period for its share-based plans based on the fair value of the awards on the date of the grant, award or issuance and accounts for forfeitures as they occur. Share-based plans include stock option awards, restricted stock units, restricted stock awards, and performance stock units issued under the Company’s incentive plans. The cost is measured at the grant date, based on (i) the estimated fair value of the award using the Black-Scholes option pricing model for stock options, (ii) the closing share price of the Company’s stock on the grant date for restricted stock units and restricted stock awards, (iii) the closing share price of the Company’s stock on the grant date for performance stock units subject to performance conditions, and (iv) the estimated fair value of the award using the Monte Carlo valuation model for performance stock units subject to market conditions. See Note 19 for further information concerning the Company’s share-based payments.

The Black-Scholes option-pricing model and Monte Carlo valuation model require the input of assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

Credit Risk

The Company regularly reviews its accounts receivable and allowance for credit losses by considering factors such as historical experience, credit quality and age of the accounts receivable, and the current economic conditions that may affect a customer’s ability to pay. The majority of the Company’s sales are to leading automotive aftermarket parts suppliers. The Company participates in trade accounts receivable discount programs with its major customers. If the creditworthiness of any of its customers was downgraded, the Company could be adversely affected, in that it may be subjected to higher interest rates on the use of these discount programs or it could be forced to wait longer for payment. In certain cases, the Company has experienced higher interest rates due to changes in customer credit profiles, which has impacted the overall cost of these financing arrangements. Should the Company’s customers experience significant cash flow problems, its financial position and results of operations could be materially and adversely affected, and the maximum amount of loss that would be incurred would be the outstanding receivable balance, Used Cores expected to be returned by customers, and the value of the Remanufactured Cores held at customers’ locations. The Company maintains an allowance for credit losses that, in its opinion, provide for an adequate reserve to cover losses that may be incurred.

Deferred Compensation Plan

The Company has a deferred compensation plan for certain members of management. The plan allows participants to defer salary and bonuses. The assets of the plan, which are held in a trust and are subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency, are recorded as short-term investments in the consolidated balance sheets. Consequently, the trust qualifies as a Rabbi trust for income tax purposes. The plan’s assets consist primarily of mutual funds and are recorded at market value with any unrealized gain or loss recorded as general and administrative expense. The carrying value of plan assets were $1,881,000 and $1,837,000, and the deferred compensation liability, which is included in other current liabilities in the accompanying consolidated balance sheets, was $1,881,000 and $1,837,000 at March 31, 2025 and 2024, respectively. During the years ended March 31, 2025, 2024, and 2023, the Company made contributions of $36,000, $6,000 and $75,000, respectively. During the year ended March 31, 2024, the Company’s matching contributions under its deferred compensation plan were temporarily halted through February 2024 when they were reinstated.

During the years ended March 31, 2025, 2024, and 2023, employee contributions of $46,000, $82,000, and $287,000, respectively, were made to the deferred compensation plan. During the years ended March 31, 2025, 2024, and 2023, the Company redeemed $151,000, $603,000, and $297,000, respectively, of its short-term investments for the payment of deferred compensation liabilities.

The following summarizes the gain (loss) on the Company’s equity investments:

	Years Ended March 31,
	2025	2024	2023
Net gain (loss) recognized on equity securities	$105,000	$347,000	$(181,000)
Less: net gain (loss) recognized on equity securities sold	8,000	74,000	(15,000)
Unrealized gain (loss) recognized on equity securities still held	$97,000	$273,000	$(166,000)

Comprehensive Income or Loss

Comprehensive income or loss is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income or loss consists of net unrealized income or loss from foreign currency translation adjustments.

3. Goodwill and Intangible Assets

Goodwill

The Company had goodwill of $3,205,000 at March 31, 2025 and 2024, which was comprised of $2,551,000 for the Hard Parts segment and $654,000 for all others, respectively.

Intangible Assets

The following is a summary of acquired intangible assets subject to amortization:

		March 31, 2025		March 31, 2024
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	10 years	$520,000	$513,000	$705,000	$641,000
Customer relationships	8 years	2,532,000	1,987,000	8,573,000	7,568,000
Total intangible assets subject to amortization	8 years	$3,052,000	$2,500,000	$9,278,000	$8,209,000

During the years ended March 31, 2025 and 2024, the Company retired $6,085,000 and $2,667,000, respectively, of fully amortized intangible assets.

Amortization expense for acquired intangible assets is as follows:

	Years Ended March 31,
	2025	2024	2023

Amortization expense	$477,000	$1,075,000	$1,460,000

The estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending March 31,
2026	$323,000
2027	229,000
Total	$552,000

4.
Accounts Receivable — Net

The Company has trade accounts receivable that result from the sale of goods and services. Accounts receivable — net includes offset accounts related to customer payment discrepancies, returned goods authorizations (“RGAs”) issued for in-transit unit returns, and allowances for credit losses.

Accounts receivable — net is comprised of the following:

	March 31, 2025	March 31, 2024
Accounts receivable - net
Accounts receivable — trade	$113,807,000	$118,500,000
Allowance for credit losses	(207,000)	(189,000)
Customer payment discrepancies	(1,765,000)	(1,206,000)
Customer returns RGA issued	(20,771,000)	(20,809,000)
Less: total accounts receivable offset accounts	(22,743,000)	(22,204,000)
Total accounts receivable — net	$91,064,000	$96,296,000

5. Inventory

Inventory is comprised of the following:

	March 31, 2025	March 31, 2024
Inventory - net
Raw materials	$150,274,000	$158,819,000
Work in process	7,821,000	7,943,000
Finished goods	202,078,000	227,650,000
	360,173,000	394,412,000
Less allowance for excess and obsolete inventory	(18,964,000)	(17,372,000)
Total inventory - net	$341,209,000	$377,040,000
Inventory unreturned	$18,460,000	$20,288,000

6. Contract Assets

During the years ended March 31, 2025, 2024, and 2023, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $2,805,000, $5,353,000, and $3,736,000, respectively.

Contract assets are comprised of the following:

	March 31, 2025	March 31, 2024
Short-term contract assets
Cores expected to be returned by customers	$17,732,000	$15,409,000
Core premiums paid to customers	9,669,000	9,567,000
Upfront payments to customers	1,400,000	1,407,000
Finished goods premiums paid to customers	805,000	756,000
Total short-term contract assets	$29,606,000	$27,139,000

Long-term contract assets
Remanufactured cores held at customers' locations	$301,388,000	$279,427,000
Core premiums paid to customers	24,714,000	30,227,000
Long-term core inventory deposits	5,569,000	5,569,000
Finished goods premiums paid to customers	2,483,000	2,341,000
Upfront payments to customers	2,114,000	2,718,000
Total long-term contract assets	$336,268,000	$320,282,000

7. Plant and Equipment

Plant and equipment is comprised of the following:

	March 31, 2025	March 31, 2024
Plant and equipment
Machinery and equipment	$62,330,000	$63,048,000
Office equipment and fixtures	34,250,000	33,463,000
Leasehold improvements	13,485,000	15,110,000
	110,065,000	111,621,000
Less: accumulated depreciation	(78,075,000)	(73,283,000)
Total plant and equipment	$31,990,000	$38,338,000

Plant and equipment located in the foreign countries where the Company has facilities, net of accumulated depreciation, totaled $27,760,000 and $33,455,000, of which $25,001,000 and $30,992,000 is located in Mexico, at March 31, 2025 and 2024, respectively.

8.
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

The Company had $90,787,000 and $128,000,000 outstanding under the Revolving Facility at March 31, 2025 and 2024, respectively. In addition, $7,047,000 was outstanding for letters of credit at March 31, 2025. At March 31, 2025, after certain contractual adjustments, $135,150,000 was available under the Revolving Facility. The interest rate on the Company’s Revolving Facility was 7.46% and 8.43% at March 31, 2025 and 2024, respectively.

The Credit Facility requires the Company to maintain a minimum fixed charge coverage ratio if undrawn availability is less than 22.5% of the aggregate revolving commitments and a specified minimum undrawn availability. During the period ended March 31, 2025, undrawn availability was greater than the 22.5% threshold, therefore, the fixed charge coverage ratio financial covenant was not required to be tested.

Convertible Notes, Related Party

On March 31, 2023, the Company entered into a note purchase agreement, as amended, (the “Note Purchase Agreement”) with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P. (collectively, the “Purchasers”) and Bison Capital Partners VI, L.P., as the purchaser representative (the “Purchaser Representative”) for the issuance and sale of $32,000,000 in aggregate principal amount of convertible notes due in 2029 (the “Convertible Notes”), which was used for general corporate purposes. The Convertible Notes will bear interest at a rate of 10.0% per annum, compounded annually, and payable (i) in kind or (ii) in cash, annually in arrears on April 1 of each year, commencing on April 1, 2024. In April 2024, non-cash accrued interest on the Convertible Notes of $3,209,000 was paid in-kind and is included in the principal amount of Convertible Notes at March 31, 2025.

The Company’s Convertible Notes are comprised of the following:

	March 31, 2025	March 31, 2024
Convertible Notes, related party
Principal amount of Convertible Notes	$35,209,000	$32,000,000
Less: unamortized debt discount attributed to Compound Net Derivative Liability	(6,556,000)	(7,576,000)
Less: unamortized debt discount attributed to debt issuance costs	(916,000)	(1,058,000)
Carrying amount of the Convertible Notes	27,737,000	23,366,000
Plus: Compound Net Derivative Liability	7,470,000	7,410,000
Net carrying amount of Convertible Notes, related party	$35,207,000	$30,776,000

The aggregate proceeds from the offering were approximately $31,280,000, net of initial purchasers’ fees and other related expenses. The initial conversion rate is 66.6667 shares of the Company’s common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.00 per share of common stock). At March 31, 2025, the Company had 28,240,973 shares of its common stock available to be issued if the Convertible Notes were converted.

In connection with the Note Purchase Agreement, the Company entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The Warrants do not become exercisable unless a Company Redemption (as defined below) occurs and the volume weighted average price of the Company’s common stock for 20 consecutive days prior to the redemption is less than $15.00. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at March 31, 2025 and 2024. The Company estimates the fair value of the Warrants at each balance sheet date. Any subsequent changes from the initial recognition in the fair value of the Warrants will be recorded in current period earnings in the consolidated statements of operations.

The Convertible Notes may be converted, subject to certain conditions, at an initial conversion price of $15.00, subject to adjustment as provide in the Convertible Notes (the “Conversion Option”). The Convertible Notes also include a provision for a return of interest (“Return of Interest”), which requires the Purchasers to return 15.0% of the interest paid to the Company in certain circumstances, subject to reduction of the Return of Interest amount in the event that the Return of Interest amount would result in total payments to the Purchasers of less than two times the original principal amount. The Return of Interest provision is accounted for as part of the Conversion Option and if the Conversion Option is exercised in the future, the Return of Interest provision will remain outstanding until the Purchaser sells all of the underlying stock received upon conversion. Upon conversion, any value associated with the Return of Interest provision will be reflected as a derivative asset upon conversion, with changes in fair value being recorded in earnings in the consolidated statements of operations until settlement in connection with the sale of the underlying stock by the Purchaser. Unless and until the Company delivers a redemption notice, the Purchasers of the Convertible Notes may convert their Convertible Notes at any time at their option. Upon conversion, the Convertible Notes will be settled in shares of the Company’s common stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. The Convertible Notes have a stated maturity of March 30, 2029, subject to earlier conversion or redemption in accordance with their terms.

If there is a Fundamental Transaction, as defined in the Form of Convertible Promissory Note, the Company may redeem all or part of the Convertible Notes. Except in the case of the occurrence of a Fundamental Transaction, the Company may not redeem the Convertible Notes prior to March 31, 2026. After March 31, 2026, the Company may redeem all or part of the Convertible Notes for a cash purchase (the “Company Redemption”) price equal to the Redemption Price (as defined below) plus $5,000,000, but only if (i) it is listed on a national exchange, (ii) there is no “Event of Default” occurring and continuing, and (iii) Adjusted EBITDA for the prior four quarters is greater than $80,000,000.  The “Redemption Price” shall mean a cash amount equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest. However, if the volume weighted average price of the Company’s common stock for 20 consecutive days prior to the notice of the Company Redemption is less than $15, the Purchasers may exercise the warrants and the Company will pay the Redemption Price plus $2,000,000.

The Conversion Option and the Company Redemption both met the criteria for bifurcation from the Convertible Notes as derivatives and have been combined as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the consolidated balance sheets. The fair value of the Conversion Option and the Company Redemption option using Level 3 inputs and the Monte Carlo simulation model was a liability of $9,000,000 and $9,800,000, and an asset of $1,530,000 and $2,390,000 at March 31, 2025 and 2024, respectively. The Company estimates the fair value of the Compound Net Derivative Liability at each balance sheet date. Any subsequent changes from the initial recognition in the fair value of the Compound Net Derivative Liability is recorded in current period earnings in the consolidated statements of operations. During the years ended March 31, 2025 and 2024, the Company recorded a loss of $60,000 and a gain of $1,020,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the consolidated statements of operations and consolidated statements of cash flows.

The Convertible Notes also contain additional features, such as, default interest and options related to a Fundamental Transaction, requiring bifurcation which were not separately accounted for as the value of such features were not material at March 31, 2025 and 2024. Any subsequent changes from the initial recognition in the fair value of those features is recorded in current period earnings in the consolidated statements of operations.

The Convertible Notes include customary provisions relating to the occurrence of Events of Default, which include the following: (i) certain payment defaults on the Convertible Notes; (ii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of its subsidiaries; (iii) the entering of one or more final judgments or orders against the Company or any of its subsidiaries for an aggregate payment exceeding $25,000,000; (iv) the acceleration of senior debt or any other debt greater than $25,000,000; (v) certain failures of the Company to comply with certain provisions of the Note Purchase Agreement or material breaches of the Note Purchase Agreement by the Company or any of its subsidiaries; (vi) any material provision of the Note Purchase Agreement, the Convertible Notes, the guarantee, the subordination agreement, the Warrants or the registration rights agreement, for any reason, ceases to be valid and binding on the Company or any subsidiary, or any subsidiary shall so claim in writing to challenge the validity of or the Company’s liability under the Note Purchase Agreement, the Convertible Notes, or the registration rights agreement; or (vii) the Company fails to maintain the listing of its capital stock on a national securities exchange. Events of Default will be subject to a 30-day cure period except for those related to clause (ii) and (iv) of the preceding sentence.

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

Unamortized debt issuance costs of $916,000 and $1,058,000 are presented in the balance sheet as a direct deduction from the carrying amounts of the Convertible Notes at March 31, 2025 and 2024, respectively. Debt issuance costs are amortized using the effective interest method through the maturity of the Convertible Note and recorded in interest expense in the consolidated statements of operations. The effective interest rate was 18.3% as of March 31, 2025 and 2024, respectively. Debt issuance costs of $360,000 allocated to the Compound Net Derivative Liability were immediately expensed to interest expense in the consolidated statements of operations for the year ended March 31, 2023.

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

Interest expense related to the Convertible Notes is as follows:

	Years Ended March 31,
	2025	2024	2023
Interest expense on Convertible Notes
Contractual interest expense	$3,521,000	$3,200,000	$9,000
Accretion of debt discount	1,020,000	853,000	-
Amortization of issuance costs	142,000	119,000	-
Total interest expense	$4,683,000	$4,172,000	$9,000

There are no future payments required under the Convertible Notes prior to their maturity, therefore, the principal amount of the notes plus interest payable in-kind, assuming no early redemption or conversion has occurred, of $56,704,000 would be paid on March 30, 2029.

9. Contract Liabilities

Contract liabilities are comprised of the following:

	March 31, 2025	March 31, 2024
Short-term contract liabilities
Customer allowances earned	$16,283,000	$19,789,000
Customer core returns accruals	13,880,000	10,448,000
Accrued core payment	3,196,000	3,476,000
Customer deposits	2,486,000	1,735,000
Core bank liability	1,795,000	1,739,000
Finished goods liabilities	518,000	404,000
Total short-term contract liabilities	$38,158,000	$37,591,000
Long-term contract liabilities
Customer core returns accruals	$227,588,000	$193,545,000
Core bank liability	10,048,000	11,843,000
Accrued core payment	3,768,000	6,535,000
Finished goods liabilities	-	145,000
Total long-term contract liabilities	$241,404,000	$212,068,000

10. Leases

The Company leases various facilities in North America and Asia under operating leases expiring through August 2033. The Company also has finance leases for certain office and manufacturing equipment, which generally range from three to five years. The Company has material non-functional currency leases, which resulted in a remeasurement loss of $11,713,000 and remeasurement gains of $5,187,000 and $6,515,000 during the years ended March 31, 2025, 2024, and 2023, respectively. These remeasurement losses and gains are included in foreign exchange impact of lease liabilities and forward contracts in the consolidated statements of operations.

During the year ended March 31, 2025, the Company ceased manufacturing operations at its Torrance, California facility as a part of its on-going strategy to utilize its global footprint to enhance its operating efficiencies. This represented a significant change to the use of this right-of-use asset, which required a reassessment of the Company’s asset groups. The Company concluded that this right-of-use asset was no longer part of the Hard Parts asset group. The Company performed a test for recoverability (using Level 3 inputs) which resulted in no impairment at March 31, 2025. Any future changes to the assumptions and estimates from those anticipated may affect the carrying value of right-of-use assets and could result in impairment charges.

Balance sheet information for leases is comprised of the following:

		March 31, 2025	March 31, 2024
Leases	Classification
Assets:
Operating	Operating lease assets	$66,603,000	$83,973,000
Finance	Plant and equipment	4,296,000	4,611,000
Total leased assets		$70,899,000	$88,584,000

Liabilities:
Current
Operating	Operating lease liabilities	$9,982,000	$8,319,000
Finance	Other current liabilities	1,222,000	1,585,000
Long-term
Operating	Long-term operating lease liabilities	65,308,000	72,240,000
Finance	Other liabilities	1,954,000	1,893,000
Total lease liabilities		$78,466,000	$84,037,000

Lease cost recognized in the consolidated statements of operations is comprised of the following:

	Years Ended March 31,
	2025	2024	2023
Lease cost
Operating lease cost	$14,057,000	$15,047,000	$13,176,000
Short-term lease cost	1,221,000	1,263,000	1,686,000
Variable lease cost	511,000	667,000	761,000
Finance lease cost:
Amortization of finance lease assets	1,234,000	1,508,000	1,983,000
Interest on finance lease liabilities	191,000	219,000	262,000
Total lease cost	$17,214,000	$18,704,000	$17,868,000

Maturities of lease commitments at March 31, 2025 were as follows:

Maturity of lease liabilities by Year Ending March 31,	Operating Leases	Finance Leases	Total
2026	$13,983,000	$1,396,000	$15,379,000
2027	12,200,000	905,000	13,105,000
2028	11,560,000	650,000	12,210,000
2029	11,160,000	420,000	11,580,000
2030	11,370,000	186,000	11,556,000
Thereafter	32,119,000	-	32,119,000
Total lease payments	92,392,000	3,557,000	95,949,000
Less: amount representing interest	(17,102,000)	(381,000)	(17,483,000)
Present value of lease liabilities	$75,290,000	$3,176,000	$78,466,000

Other information about leases is as follows:

	March 31, 2025	March 31, 2024
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	3.2	2.8
Operating leases	7.3	8.3
Weighted-average discount rate:
Finance leases	7.0%	6.4%
Operating leases	5.8%	5.8%

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

The following is a summary of the Company’s accounts receivable discount programs:

	Fiscal Years Ended March 31,
	2025	2024

Receivables discounted	$643,918,000	$618,012,000
Weighted average days	343	336
Weighted average discount rate	6.2%	6.8%
Amount of discount as interest expense	$38,021,000	$39,175,000

12. Supplier Finance Programs

The Company utilizes a supplier finance program, which allows certain of the Company’s suppliers to sell their receivables due from the Company to participating financial institutions at the sole discretion of both the supplier and the financial institutions. The program is administered by a third party. Commitments from participating financial institutions that are available to suppliers under this program increased to $30,000,000 from $15,000,000 during the year ended March 31, 2025. The Company has no economic interest in the sale of these receivables and no direct relationship with the financial institution. Payments to the third-party administrator are based on services rendered and are not related to the volume or number of financing agreements between suppliers, financial institution, and the third-party administrator. The Company is not a party to agreements negotiated between participating suppliers and the financial institution. The Company's obligations to its suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in this program. The Company does not provide guarantees and there are no assets pledged to the financial institution or the third-party administrator for the committed payment in connection with this program. At March 31, 2025 and 2024, the Company had $33,661,000 and $1,695,000, respectively, of outstanding supplier obligations confirmed as valid under this program, included in accounts payable in the consolidated balance sheet.

The following is a summary of the changes in outstanding supplier obligations confirmed as valid under this program:

Year Ended March 31,
2025

Confirmed obligations outstanding at March 31, 2024	$1,695,000
Invoices confirmed as valid during the year	91,951,000
Confirmed invoices paid during the year	(59,985,000)
Confirmed obligations outstanding at March 31, 2025	$33,661,000

13. Financial Risk Management and Derivatives

Purchases and expenses denominated in currencies other than the U.S. dollar, which are primarily related to the Company’s facilities overseas, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currencies. The Company’s primary risk exposure is from fluctuations in the value of the Mexican peso and to a lesser extent, the Chinese yuan. To mitigate these risks, the Company enters into forward foreign currency exchange contracts to exchange U.S. dollars for these foreign currencies. The extent to which forward foreign currency exchange contracts are used is modified periodically in response to the Company’s estimate of market conditions and the terms and length of anticipated requirements.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $45,921,000 and $54,092,000 at March 31, 2025 and 2024, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the consolidated statements of operations.

The following shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	(Loss) Gain Recognized as Foreign Exchange Impact of Lease Liabilities and Forward Contracts
Derivatives Not Designated as	Years Ended March 31,
Hedging Instruments	2025	2024	2023
Forward foreign currency exchange contracts	$(4,179,000)	$(1,373,000)	$2,776,000

The changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the consolidated statements of cash flows for the years ended March 31, 2025, 2024, and 2023. The fair value of the forward foreign currency exchange contracts of $1,663,000 is included in other current liabilities in the consolidated balance sheets at March 31, 2025. The fair value of the forward foreign currency exchange contracts of $2,516,000 is included in prepaid expenses and other current assets in the consolidated balance sheets at March 31, 2024.

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

The following sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis according to the valuation techniques the Company used to determine their fair values at:

	March 31, 2025				March 31, 2024
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$1,881,000	$1,881,000	$-	$-	$1,837,000	$1,837,000	$-	$-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	-	-	-	-	2,516,000	-	2,516,000	-

Liabilities
Other current liabilities
Deferred compensation	1,881,000	1,881,000	-	-	1,837,000	1,837,000	-	-
Forward foreign currency exchange contracts	1,663,000	-	1,663,000	-	-	-	-	-
Convertible notes, related party
Compound Net Derivative Liability	7,470,000	-	-	7,470,000	7,410,000	-	-	7,410,000

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

Compound Net Derivative Liability

The Company estimates the fair value of the Compound Net Derivative Liability (see Note 8) using Level 3 inputs and the Monte Carlo simulation model at the balance sheet date. The Monte Carlo simulation model requires the input of assumptions including the expected volatility of the underlying stock. These assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. This amount is recorded within convertible notes, related party in the consolidated balance sheets at March 31, 2025 and 2024. Any changes in the fair value of the Compound Net Derivative Liability are recorded in change in fair value of compound net derivative liability in the consolidated statements of operations and in the consolidated statements of cash flows.

The following assumptions were used to determine the fair value of the Compound Net Derivative Liability:

	March 31, 2025	March 31, 2024
Risk free interest rate	3.91%	4.36%
Cost of equity	21.30%	23.20%
Weighted average cost of capital	14.90%	14.90%
Expected volatility of MPA common stock	40.00%	50.00%
EBITDA volatility	45.00%	40.00%

The following summarizes the activity for Level 3 fair value measurements:

	Years Ended March 31,
	2025	2024	2023
Beginning balance	$7,410,000	$8,430,000	$-
Newly issued	-	-	8,430,000
Changes in the fair value of the Compound Net Derivative Liability included in earnings	60,000	(1,020,000)	-
Ending balance	$7,470,000	$7,410,000	$8,430,000

During the years ended March 31, 2025 and 2024, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loan and other long-term liabilities approximate their fair value based on the variable nature of interest rates and current rates for instruments with similar characteristics. At March 31, 2025 and 2024, the net carrying amount of the Convertible Notes was $35,207,000 and $30,776,000, respectively, (see Note 8). The estimated fair value of the Company’s Convertible Notes was $42,398,000 and $38,276,000 using Level 3 inputs at March 31, 2025 and 2024, respectively.

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

The following summarizes the changes in the warranty return accrual:

	Years Ended March 31,
	2025	2024	2023
Balance at beginning of year	$19,326,000	$19,830,000	$20,125,000
Charged to expense	151,764,000	142,240,000	132,719,000
Amounts processed	(151,413,000)	(142,744,000)	(133,014,000)
Balance at end of year	$19,677,000	$19,326,000	$19,830,000

At March 31, 2025 and 2024, the Company’s total warranty return accrual was $19,677,000 and $19,326,000, respectively, of which $6,478,000 and $5,667,000, respectively, was included in the customer returns RGA issued within accounts receivable—net and $13,199,000 and $13,659,000, respectively, was included in the customer finished goods returns accrual in the consolidated balance sheets.

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

The following summarizes the breakout of marketing allowances discussed above, recorded as a reduction to revenues:

	Years Ended March 31,
	2025	2024	2023
Marketing Allowances
Allowances incurred under long-term customer contracts	$8,736,000	$10,128,000	$18,253,000
Allowances related to a single exchange of product	133,169,000	130,918,000	154,194,000
Amortization of core premiums paid to customers	9,826,000	10,181,000	11,113,000
Total marketing allowances recorded as a reduction to revenues	$151,731,000	$151,227,000	$183,560,000

The following presents the Company’s commitments related to allowances incurred under long-term customer contracts and amortization of core premiums paid to customers:

Year Ending March 31,
2026	$14,451,000
2027	11,340,000
2028	10,090,000
2029	6,270,000
2030	2,995,000
Thereafter	2,048,000
Total marketing allowances	$47,194,000

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

16. Significant Customer and Other Information

Significant Customer Concentrations

While the Company continually seeks to diversify its customer base, it currently derives, and has historically derived, a substantial portion of its sales from a small number of large customers. Any meaningful reduction in the level of sales to any of these customers, deterioration of the financial condition of any of these customers or the loss of any of these customers could have a materially adverse impact on the Company’s business, results of operations, and financial condition.

The Company’s largest customers accounted for the following total percentage of net sales:

	Years Ended March 31,
	2025	2024	2023

Customer A	39%	35%	37%
Customer C	26%	27%	24%
Customer B	21%	21%	23%

Revenues for these customers were derived from the Hard Parts segment and Test Solutions and Diagnostic Equipment segment. See Note 20 for a discussion of the Company’s segments.

The Company’s largest customers accounted for the following total percentage of accounts receivable — trade:

	March 31, 2025	March 31, 2024

Customer A	41%	35%
Customer B	26%	25%
Customer C	7%	13%

Geographic and Product Information

The Company’s products are predominantly sold in the U.S. and accounted for the following total percentage of net sales:

	Years Ended March 31,
	2025	2024	2023
Rotating electrical products	67%	66%	67%
Brake-related products	21%	20%	18%
Wheel hub products	8%	10%	11%
Other products	4%	4%	4%
	100%	100%	100%

Significant Supplier Concentrations

No suppliers accounted for more than 10% of the Company’s inventory purchases for the years ended March 31, 2025, 2024, and 2023.

17. Income Taxes

Domestic and foreign components of (loss) income before income taxes are as follows:

	Years Ended March 31,
	2025	2024	2023
Domestic and foreign components of (loss) income
United States	$(21,526,000)	$(29,661,000)	$(14,470,000)
Foreign	5,839,000	16,593,000	11,361,000
Loss before income taxes	(15,687,000)	(13,068,000)	(3,109,000)

The income tax expense is as follows:

	Years Ended March 31,
	2025	2024	2023
Current tax expense
Federal	$1,177,000	$1,696,000	$2,483,000
State	631,000	363,000	396,000
Foreign	3,780,000	4,553,000	3,426,000
Total current tax expense	5,588,000	6,612,000	6,305,000
Deferred tax (benefit) expense
Federal	(171,000)	25,320,000	(5,037,000)
State	(28,000)	4,249,000	(705,000)
Foreign	(1,606,000)	(5,000)	535,000
Total deferred tax (benefit) expense	(1,805,000)	29,564,000	(5,207,000)
Total income tax expense	$3,783,000	$36,176,000	$1,098,000

Deferred income taxes consist of the following:

	March 31, 2025	March 31, 2024
Assets
Allowance for bad debts	$48,000	$44,000
Customer allowances earned	3,794,000	4,706,000
Allowance for stock adjustment returns	3,344,000	3,620,000
Inventory adjustments	8,497,000	7,419,000
Intangibles, net	729,000	852,000
Stock options	2,561,000	2,723,000
Operating lease liabilities	19,333,000	21,251,000
Estimate for returns	30,341,000	29,942,000
Accrued compensation	2,585,000	2,600,000
Net operating losses	3,426,000	4,670,000
Tax credits	2,857,000	2,054,000
Capitalized research credits	1,147,000	1,158,000
Plant and equipment, net	1,460,000	1,010,000
Other	4,639,000	6,588,000
Total deferred tax assets	$84,761,000	$88,637,000
Liabilities
Contract assets	(9,020,000)	(10,265,000)
Operating lease assets	(16,848,000)	(23,845,000)
Other	(2,453,000)	(6,663,000)
Total deferred tax liabilities	$(28,321,000)	$(40,773,000)
Less: valuation allowance	$(52,233,000)	$(45,399,000)
Total deferred taxes	$4,207,000	$2,465,000

As of March 31, 2025, before tax effect, the Company had federal net operating loss carryforwards of $1,694,000, state net operating loss carryforwards of $166,000 and foreign net operating loss carryforwards of $11,610,000. The federal net operating loss carryforwards expire beginning in fiscal year 2034, the state net operating loss carryforwards expire beginning in fiscal year 2032, and the foreign net operating loss carryforwards expire beginning in fiscal year 2038. As of March 31, 2025, the Company also had non-US tax credit carryforwards of $2,857,000, which will expire beginning in fiscal year 2034.

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. The Company makes these estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s future plans. A valuation allowance is established when the Company believes it is not more likely than not all or some deferred tax assets will be realized. In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction in which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, past financial performance, and tax planning strategies. The net increase in the valuation allowance was $6,834,000 during the year ended March 31, 2025. This net increase in the valuation allowance is primarily due to the increase in the Company’s U.S. federal and various state deferred tax assets and the establishment of a valuation allowance on one of its Mexican subsidiaries partially offset by the reversal of the valuation allowance of one of its Canadian subsidiary’s deferred tax assets. The Company will continue to monitor its position in future periods. Should the actual amount differ from the Company’s estimates, the amount of any valuation allowance could be impacted.

For the years ended March 31, 2025, 2024, and 2023, the primary components of the Company’s income tax expense were (i) federal income taxes, (ii) state income taxes, (iii) change in realizable deferred tax items, (iv) foreign income taxed at rates that are different from the federal statutory rate, and (v) impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m). In addition, for the years ended March 31, 2025 and 2024, the Company’s income tax expense included the impact of an excess tax benefit from share-based compensation.

The difference between the income tax expense at the federal statutory rate and the Company’s effective tax rate is as follows:

	Years Ended March 31,
	2025	2024	2023

Statutory federal income tax rate	21.0%	21.0%	21.0%
State income tax rate, net of federal benefit	1.5%	10.8%	3.5%
Excess tax benefit from share-based compensation	(1.3)%	(4.8)%	-%
Foreign income taxed at different rates	(3.8)%	(9.8)%	(28.7)%
Non-deductible debt costs	(1.2)%	-%	-%
Non-deductible executive compensation	(2.5)%	(2.6)%	(9.0)%
Change in valuation allowance	(40.1)%	(289.1)%	(25.8)%
Uncertain tax positions	2.6%	0.9%	(1.0)%
Research and development credit	0.6%	0.7%	2.7%
Other	(0.9)%	(3.9)%	2.0%
	(24.1)%	(276.8)%	(35.3)%

The Company and its subsidiaries file income tax returns for the U.S. federal, various state, and foreign jurisdictions with varying statutes of limitations. At March 31, 2025, the Company remains subject to examination for fiscal years ended March 31, 2022 and forward. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended March 31,
	2025	2024	2023

Balance at beginning of period	$1,784,000	$1,964,000	$1,975,000
Additions based on tax positions related to the current year	53,000	15,000	53,000
Additions for tax positions of prior year	43,000	15,000	-
Reductions for tax positions of prior year	(518,000)	(210,000)	(64,000)
Balance at end of period	$1,362,000	$1,784,000	$1,964,000

At March 31, 2025, 2024 and 2023, there are $1,112,000, $1,475,000, and $1,616,000, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as part of income tax expense. During the years ended March 31, 2025, 2024, and 2023, the Company recognized interest and penalties of approximately $49,000, $21,000, and $59,000, respectively. The Company had approximately $203,000 and $250,000 for the payment of interest and penalties accrued at March 31, 2025 and 2024, respectively.

The Company intends to indefinitely reinvest its undistributed earnings from foreign subsidiaries in foreign operations, with the exception of earnings from its Singapore subsidiary. No incremental U.S. federal tax or withholding taxes have been provided for these earnings.

18. Defined Contribution Plans

The Company has a 401(k) retirement plan covering all employees who are 21 years of age with at least six months of service. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching 50% of each participating employee’s contribution up to the first 6% of employee compensation. Employees are immediately vested in their voluntary employee contributions and vest in the Company’s matching contributions ratably over five years. During the year ended March 31, 2024, the Company’s matching contributions under its 401(k) retirement plan were temporarily halted through February 2024 when they were reinstated. The Company’s matching contribution to the 401(k) retirement plan was $626,000, $148,000, and $549,000 for the years ended March 31, 2025, 2024, and 2023, respectively.

19. Share-based Payments

2022 Incentive Award Plan (the “2022 Plan”)

In September 2022, the Company’s shareholders approved the 2022 Incentive Award Plan (the “2022 Plan”). Under the 2022 Plan, a total of 924,200 shares of the Company’s common stock were reserved for grants to its employees, non-employee directors, and consultants. In September 2024, the shareholders approved an amendment to the 2022 Plan that increased the number of shares of common stock reserved for grant under the 2022 Plan from 924,200 to 2,655,200. At March 31, 2025 and 2024, respectively, there were (i) 130,933 and 132,133 options to purchase shares of common stock outstanding, (ii) 452,531 and 100,624 shares of restricted stock units outstanding, and (iii) 644,679 and 581,227 shares of performance stock units outstanding under the 2022 Plan. There were 1,516,084 and 435,825 shares of common stock available for grant under the 2022 Plan at March 31, 2025 and 2024, respectively.

2010 Incentive Award Plan

At March 31, 2025 and 2024, respectively, there were (i) 52,842 and 140,299 shares of restricted stock units outstanding, (ii) 922,628 and 975,884 options to purchase shares of common stock outstanding, and (iii) 119,708 and 192,696 shares of performance stock units outstanding under the 2010 Incentive Award Plan. No shares of common stock remain available for grant under this plan.

Stock Options

The Company did not grant any stock options during the years ended March 31, 2025 or 2023, and options to purchase 132,133 shares of common stock were granted during the year ended March 31, 2024. The following summarizes the Black-Scholes option-pricing model assumptions used to derive the weighted average fair value of the stock options granted during the year ended March 31, 2024.

Year Ended March 31,
2024
Weighted average risk free interest rate	4.53%
Weighted average expected holding period (years)	6.57
Weighted average expected volatility	51.29%
Weighted average expected dividend yield	-
Weighted average fair value of options granted	$3.75

The following is a summary of stock option transactions:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2024	1,108,017	$20.29
Forfeited/Cancelled	(17,723)	$20.13
Expired	(36,733)	$22.93
Outstanding at March 31, 2025	1,053,561	$20.20

At March 31, 2025, options to purchase 87,288 shares of common stock were unvested at the weighted average exercise price of $9.32.

No options were exercised during the years ended March 31, 2025 and 2024. The pre-tax intrinsic value of options exercised during the year ended March 31, 2023 was $2,427,000 based on the market value of the Company’s common stock at March 31, 2023. The total fair value of stock options vested during the years ended March 31, 2025, 2024, and 2023 was $164,000, $324,000, and $1,140,000, respectively.

The following summarizes information about the options outstanding at March 31, 2025:

	Options Outstanding				Options Exercisable
Range of Exercise price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value
$9.32 to $17.38	334,524	$12.97	6.45	$24,000	247,236	$14.26	5.73	$8,000
$19.00 to $22.73	404,213	19.58	3.78		404,213	19.58	3.78
$25.21 to $27.40	125,800	27.33	2.22		125,800	27.33	2.22
$28.68 to $31.13	189,024	29.59	0.95		189,024	29.59	0.95
	1,053,561	$20.20	3.93	$24,000	966,273	$21.19	3.52	$8,000

The aggregate intrinsic values in the above table represent the pre-tax value of all in-the-money options if all such options had been exercised on March 31, 2025 based on the Company’s closing stock price of $9.50 as of that date.

At March 31, 2025, there was $241,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 1.5 years.

Restricted Stock Units and Restricted Stock (collectively “RSUs”)

During the years ended March 31, 2025, 2024, and 2023 the Company granted 453,453, 100,624, and 229,121, respectively, of time-based vesting restricted stock units, based on the closing market price on the grant date. During the year ended March 31, 2023, the Company also granted performance-based restricted stock awards which had a threshold performance level of 33,333 shares, a target performance level of 66,667 shares, and a maximum performance level of 100,000 shares at the grant date. The estimated grant date fair value of the RSUs of $2,984,000, $800,000, and $4,430,000, for the years ended March 31, 2025, 2024, and 2023, respectively, was based on the closing market price on the date of grant. The fair value related to these awards is recognized as compensation expense over the vesting period. These awards generally vest in three equal installments beginning each anniversary from the grant date, subject to continued employment. Upon vesting, these awards may be net share settled to cover the required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. Total shares withheld during the years ended March 31, 2025, 2024, and 2023 were 19,761, 42,720, and 74,854, respectively, based on the value of these awards as determined by the Company’s closing stock price on the vesting date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at March 31, 2024	240,923	$12.23
Granted	453,453	$6.58
Vested	(184,850)	$12.02
Forfeited/Cancelled	(4,153)	$8.81
Outstanding at March 31, 2025	505,373	$7.26

As of March 31, 2025, there was $2,298,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 2.0 years.

Performance Stock Units (“PSUs”)

During the year ended March 31, 2025, the Company granted 258,983 PSUs (at target performance levels), which cliff vest after a three-year performance period, subject to continued employment. The number of shares earned at the end of the three-year performance period will vary, based only on actual performance, from 0% to 150% of the target number of PSUs granted depending on the Company’s total shareholder return (“TSR”) percentile rank relative to that of a peer group over the performance period. TSR is measured based on a comparison of the closing price on the first trading day of the performance period and the average closing price over the last 30 trading days of the performance period. TSR is considered a market condition because it measures the Company’s return against the performance of the Russell 3000, excluding companies classified as financials and real estate and companies with a market capitalization of more than $600 million, over a given period of time. Compensation cost is determined at the grant date and recognized on a straight-line basis over the requisite service period to the extent the conditions are deemed probable. Compensation cost related to the TSR award will not be adjusted even if the market condition is not met.

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

During the years ended March 31, 2023, the Company granted 126,028 of performance-based PSUs (at target performance levels), respectively, to its executives, which typically cliff vest after three-years subject to continued employment. These awards are contingent and granted separately for each of the following metrics: adjusted EBITDA, net sales, and relative TSR. Compensation cost is determined at the grant date and recognized on a straight-line basis over the requisite service period to the extent the conditions are deemed probable. The number of shares earned at the end of the three-year period will vary, based only on actual performance, from 0% to 150% of the target number of PSUs granted. Adjusted EBITDA and net sales are considered performance conditions. The Company will reassess the probability of achieving each performance condition separately each reporting period. TSR is considered a market condition because it measures the Company’s return against the performance of the Russell 3000, excluding companies classified as financials and real estate, over a given period of time. Compensation cost related to the TSR award will not be adjusted even if the market condition is not met. The Company calculated the fair value of the PSUs for each component individually.

The fair value of PSUs subject to performance conditions is equal to the closing stock price on the grant date. The fair value of PSUs subject to a market condition is determined using the Monte Carlo simulation model. The following table summarizes the assumptions used in determining the fair value of the awards subject to market conditions:

	Year Ended March 31,
	2025	2024	2023
Risk free interest rate	4.21-4.45%	4.32-4.35%	3.35%
Expected life in years	3	0.2-1.8	3
Expected volatility of MPA common stock	59.8-62.8%	54.2-55.1%	51.30%
Expected average volatility of peer companies	-	-	62.70%
Average correlation coefficient of peer companies	16.5-17.4%	-	27.50
Expected dividend yield	-	-	-
Grant date fair value	$8.65-8.88	$3.57-8.37	$16.02

Upon vesting, these awards may be net share settled to cover the required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. Total shares withheld during the year ended March 31, 2025 were 75,491, based on the value of these awards as determined by the Company’s closing stock price on the vesting date. No shares were withheld during the years ended March 31, 2024 and 2023 since no PSUs were vested during those years.

The following is a summary of non-vested PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2024	773,923	$7.73
Granted (1)	269,935	$8.74
Vested	(225,862)	$7.07
Forfeited/Cancelled	(53,609)	$22.80
Outstanding at March 31, 2025	764,387	$7.42

(1)
Granted includes 10,952 additional PSUs issued in connection with the vesting of the Company’s June 2021 PSU grant based on actual Company performance metrics excding target performance levels.

At March 31, 2025, there was $1,872,000 of unrecognized compensation expense related to these awards, which will be recognized over the weighted average remaining vesting period of approximately 2.1 years.

20. Segment Information

The Company has identified its Chief Executive Officer as its chief operating decision maker (“CODM”). The Company has identified its operating segments based on the nature of the products the Company sells, the Company’s organizational and management reporting structure, and the operating results that are regularly reviewed by the Company’s CODM to make decisions about the resources to be allocated to the business units and to assess performance. The CODM primarily uses operating income to evaluate the performance of the Company’s operating segments and to allocate resources.

The Company’s three operating segments are:

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

The Company’s Hard Parts operating segment meets the criteria of a reportable segment. The Test Solutions and Diagnostic Equipment and Heavy Duty segments are not material, and are not required to be separately reported.

Financial information relating to the Company’s segments is as follows:

	Years Ended March 31,
	2025	2024	2023

Net sales to external customers for Hard Parts reportable segment	$707,210,000	$669,904,000	$638,460,000
Intersegment sales for Hard Parts reportable segment	1,016,000	895,000	600,000
Total net sales for Hard Parts reportable segment	708,226,000	670,799,000	639,060,000

Reconciliation of net sales
Other net sales (1)	50,144,000	47,780,000	44,614,000
Elimination of intersegment net sales	(1,016,000)	(895,000)	(600,000)
Total consolidated net sales	$757,354,000	$717,684,000	$683,074,000

Less (2):
Material, labor, and overhead expenses	465,656,000	450,913,000	434,443,000
Logistic expenses (3)	99,264,000	92,969,000	95,496,000
Revaluation of cores on customers' shelves	2,805,000	5,353,000	3,736,000
Foreign exchange impact of lease liabilities and forward contracts	15,892,000	(3,814,000)	(9,291,000)
Other segment items (4)	83,693,000	76,878,000	69,821,000
Total operating income for Hard Parts reportable segment	$40,916,000	$48,500,000	$44,855,000

Reconciliation of profit (loss)
Other operating loss (1)	(1,064,000)	(2,431,000)	(8,303,000)
Elimination of intersegment operating income (loss)	71,000	51,000	(106,000)
Interest expense, net	(55,550,000)	(60,040,000)	(39,555,000)
Change in fair value of compound net derivative liability	(60,000)	1,020,000	-
Loss on extinguishment of debt	-	(168,000)	-
Total consolidated loss before income tax (benefit) expense	$(15,687,000)	$(13,068,000)	$(3,109,000)

Reconciliations of other significant items and assets:

Depreciation and amortization
Depreciation and amortization for Hard Parts reportable segment (5)	$9,579,000	$10,371,000	$10,955,000
Other depreciation and amortization (1)	821,000	1,248,000	1,489,000
Total consolidated depreciation and amortization	$10,400,000	$11,619,000	$12,444,000

Capital Expenditures
Captial expenditures for Hard Parts reportable segment	$3,445,000	$621,000	$3,459,000
Other capital expenditures (1)	1,133,000	379,000	742,000
Total consolidated capital expenditures	$4,578,000	$1,000,000	$4,201,000

Assets	March 31, 2025	March 31, 2024
Total assets for Hard Parts reportable segment	$967,178,000	$1,019,811,000
Other assets (1)	58,355,000	54,946,000
Elimination of intersegment assets	(67,897,000)	(62,755,000)
Total consolidated assets	$957,636,000	$1,012,002,000

(1)
Net sales, operating loss, depreciation and amortization, capital expenditures, and assets from segments below the quantitative threshold are attributable to the Company’s Test Solutions and Diagnostic Equipment and the Heavy Duty operating segments. Neither of these two operating segments has ever met any of the quantitative thresholds for determining reportable segments.
(2)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM for the Company’s Hard Parts reportable segment. Intersegment expenses are included within the amounts shown.
(3)
Logistic expenses include freight, tariffs, and customs duties.
(4)
Other segment items include general and administrative expenses, sales and marketing expenses, and research and development expenses.
(5)
Depreciation and amortization for the Company’s Hard Parts reportable segment are included within material, labor, and overhead expenses and other segment items.

21. Share Repurchase Program

In August 2018, the Company’s board of directors approved an increase in its share repurchase program from $20,000,000 to $37,000,000 of its common stock. During the year ended March 31, 2025, the Company repurchased 542,134 shares of its common stock for $4,832,000. During the years ended March 31, 2024 and 2023 the Company did not repurchase any shares of its common stock. As of March 31, 2025, $23,577,000 was utilized and $13,423,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in the Company’s Credit Facility and Convertible Notes. The Company retired the 1,379,141 shares repurchased under this program through March 31, 2025. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

During the year ended March 31, 2025, the Company adopted a written trading plan under Rule 10b5-1 of the SEC rule to facilitate share repurchases under its current authorized program. The adoption of a 10b5-1 plan allows the Company the ability to repurchase shares when it would be ordinarily restricted from purchases due to blackout periods or being in possession of material non-public information.

22. Related Party Transactions

Lease

In December 2022, the Company entered into an operating lease for its 35,000 square foot manufacturing, warehouse, and office facility in Ontario, Canada, with a company co-owned by a member of management. The lease, which commenced January 1, 2023, has an initial term of one year with a base rent of approximately $27,000 per month and includes options to renew for up to four years. In November 2023, the Company exercised one of these options to renew for an additional one-year period. In February 2025, the Company exercised a second extension term for an additional three-year period with a base rent of approximately $30,000 per month, which took effect on January 1, 2025.The rent expense recorded for the related party lease was $332,000, $328,000 and $82,000 for the years ended March 31, 2025, 2024 and 2023, respectively.

Convertible Note and Election of New Director

On March 31, 2023, the Company entered into the Note Purchase Agreement with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P., and Bison Capital Partners VI, L.P. as the Purchaser Representative, for the issuance and sale of the Convertible Notes. In connection with the issuance of the Convertible Notes and at the recommendation of the Nominating and Corporate Governance Committee of the Board and in connection with the bylaws of the Company, the Board appointed Douglas Trussler, a co-founder of Bison Capital in 2001, to the Board. Mr. Trussler’s compensation is consistent with the Company’s previously disclosed standard compensation practices for non-employee directors, other than Mr. Trussler does not accept the annual grant of equity to non-employee directors, which are described in the Company’s Definitive Proxy Statement, filed with the SEC on July 26, 2024. There are no other transactions between Mr. Trussler and the Company that would be reportable under Item 404(a) of Regulation S-K.

Schedule II — Valuation and Qualifying Accounts

Accounts Receivable — Allowance for credit losses

Years Ended March 31,	Description	Balance at beginning of year	Charge to (recovery of) bad debts expense	Amounts written off	Balance at end of year
2025	Allowance for credit losses	$189,000	$42,000	$24,000	$207,000
2024	Allowance for credit losses	$339,000	$(133,000)	$17,000	$189,000
2023	Allowance for credit losses	$375,000	$108,000	$144,000	$339,000

Accounts Receivable — Allowance for customer-payment discrepancies

Years Ended March 31,	Description	Balance at beginning of year	Charge to discrepancies expense	Amounts Processed	Balance at end of year
2025	Allowance for customer-payment discrepancies	$1,206,000	$1,507,000	$948,000	$1,765,000
2024	Allowance for customer-payment discrepancies	$1,634,000	$1,452,000	$1,880,000	$1,206,000
2023	Allowance for customer-payment discrepancies	$1,375,000	$2,112,000	$1,853,000	$1,634,000

Inventory — Allowance for excess and obsolete inventory

Years Ended March 31,	Description	Balance at beginning of year	Provision for excess and obsolete inventory	Amounts written off	Balance at end of year
2025	Allowance for excess and obsolete inventory	$17,372,000	$15,009,000	$13,417,000	$18,964,000
2024	Allowance for excess and obsolete inventory	$16,436,000	$16,233,000	$15,297,000	$17,372,000
2023	Allowance for excess and obsolete inventory	$13,520,000	$18,851,000	$15,935,000	$16,436,000

Deferred Tax Assets — Valuation allowance for deferred tax assets

Years Ended March 31,	Description	Balance at beginning of year	Charge to income tax expense	Charged to Other Accounts	Balance at end of year
2025	Valuation allowance for deferred tax assets	$45,399,000	$6,834,000	$-	$52,233,000
2024	Valuation allowance for deferred tax assets	$7,619,000	$37,780,000	$-	$45,399,000
2023	Valuation allowance for deferred tax assets	$6,816,000	$803,000	$-	$7,619,000

S-1