Form 10-Q
period 2025-06-30
MOTORCAR PARTS OF AMERICA INC
filed 2025-08-11
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

There were 19,352,135 shares of Common Stock outstanding at August 4, 2025.

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

PART I — FINANCIAL INFORMATION

Item 1.
Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2025	March 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$12,479,000	$9,429,000
Short-term investments	2,011,000	1,881,000
Accounts receivable — net	85,532,000	91,064,000
Inventory — net	366,772,000	359,669,000
Contract assets	30,329,000	29,606,000
Prepaid expenses and other current assets	22,259,000	19,822,000
Total current assets	519,382,000	511,471,000
Plant and equipment — net	33,194,000	31,990,000
Operating lease assets	68,281,000	66,603,000
Long-term deferred income taxes	5,504,000	4,569,000
Long-term contract assets	340,529,000	336,268,000
Goodwill and intangible assets — net	3,693,000	3,757,000
Other assets	2,767,000	2,978,000
TOTAL ASSETS	$973,350,000	$957,636,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$176,269,000	$172,117,000
Customer finished goods returns accrual	32,926,000	34,411,000
Contract liabilities	49,396,000	38,158,000
Revolving loan	86,856,000	90,787,000
Other current liabilities	4,973,000	5,570,000
Operating lease liabilities	10,196,000	9,982,000
Total current liabilities	360,616,000	351,025,000
Convertible notes, related party	40,844,000	35,207,000
Long-term contract liabilities	240,021,000	241,404,000
Long-term deferred income taxes	488,000	362,000
Long-term operating lease liabilities	63,056,000	65,308,000
Other liabilities	8,212,000	6,631,000
Total liabilities	713,237,000	699,937,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share,20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized;19,352,135 and 19,435,706 shares issued and outstanding at June 30, 2025 and March 31, 2025, respectively	194,000	194,000
Additional paid-in capital	232,897,000	234,413,000
Retained earnings	23,075,000	20,033,000
Accumulated other comprehensive income	3,947,000	3,059,000
Total shareholders' equity	260,113,000	257,699,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$973,350,000	$957,636,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2025	2024

Net sales	$188,364,000	$169,887,000
Cost of goods sold	154,447,000	140,713,000
Gross profit	33,917,000	29,174,000
Operating expenses:
General and administrative	12,680,000	16,670,000
Sales and marketing	6,210,000	5,449,000
Research and development	3,306,000	2,433,000
Foreign exchange impact of lease liabilities and forward contracts	(8,348,000)	11,078,000
Total operating expenses	13,848,000	35,630,000
Operating income (loss)	20,069,000	(6,456,000)
Other expenses:
Interest expense, net	12,812,000	14,387,000
Change in fair value of compound net derivative liability	1,790,000	(2,580,000)
Total other expenses	14,602,000	11,807,000
Income (loss) before income tax expense (benefit)	5,467,000	(18,263,000)
Income tax expense (benefit)	2,425,000	(178,000)
Net income (loss)	$3,042,000	$(18,085,000)
Basic net income (loss) per share	$0.16	$(0.92)
Diluted net income (loss) per share	$0.15	$(0.92)
Weighted average number of shares outstanding:
Basic	19,369,060	19,674,539
Diluted	19,917,663	19,674,539

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,
	2025	2024
Net income (loss)	$3,042,000	$(18,085,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	888,000	(675,000)
Total other comprehensive income (loss), net of tax	888,000	(675,000)
Comprehensive income (loss)	$3,930,000	$(18,760,000)

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31, 2025	19,435,706	$194,000	$234,413,000	$20,033,000	$3,059,000	$257,699,000
Share-based compensation expense	-	-	946,000	-	-	946,000
Issuance of common stock upon vesting of RSUs and PSUs, net of shares withheld for employee taxes	114,225	2,000	(498,000)	-	-	(496,000)
Repurchase and cancellation of common stock, including fees	(197,796)	(2,000)	(1,964,000)	-	-	(1,966,000)
Foreign currency translation	-	-	-	-	888,000	888000
Net income	-	-	-	3,042,000	-	3,042,000
Balance at June 30, 2025	19,352,135	$194,000	$232,897,000	$23,075,000	$3,947,000	$260,113,000

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31, 2024	19,662,380	$197,000	$236,255,000	$39,503,000	$9,155,000	$285,110,000
Share-based compensation expense	-	-	1,000,000	-	-	1,000,000
Issuance of common stock upon vesting of RSUs and PSUs, net of shares withheld for employee taxes	91,205	1,000	(182,000)	-	-	(181,000)
Foreign currency translation	-	-	-	-	(675,000)	(675,000)
Net loss	-	-	-	(18,085,000)	-	(18,085,000)
Balance at June 30, 2024	19,753,585	$198,000	$237,073,000	$21,418,000	$8,480,000	$267,169,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$3,042,000	$(18,085,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,449,000	2,729,000
Amortization of debt issuance costs	590,000	537,000
Amortization of interest on contract liabilities	162,000	203,000
Accrued interest on convertible notes, related party	968,000	880,000
Amortization of core premiums paid to customers	2,621,000	2,471,000
Amortization of finished goods premiums paid to customers	226,000	257,000
Noncash lease expense	2,435,000	2,608,000
Foreign exchange impact of lease liabilities and forward contracts	(8,348,000)	11,078,000
Change in fair value of compound net derivative liability	1,790,000	(2,580,000)
Gain on short-term investments	(131,000)	(28,000)
Net provision for inventory reserves	2,084,000	3,184,000
Net provision for customer payment discrepancies and credit losses	401,000	34,000
Deferred income taxes	(339,000)	(1,862,000)
Share-based compensation expense	946,000	1,000,000
Loss on disposal of plant and equipment	17,000	-
Changes in operating assets and liabilities:
Accounts receivable	5,994,000	17,207,000
Inventory	(8,046,000)	(9,061,000)
Prepaid expenses and other current assets	725,000	(1,232,000)
Other assets	394,000	(785,000)
Accounts payable and accrued liabilities	4,013,000	(20,367,000)
Customer finished goods returns accrual	(1,551,000)	(9,275,000)
Contract assets	(7,499,000)	1,482,000
Contract liabilities	9,359,000	2,089,000
Operating lease liabilities	(2,484,000)	(2,162,000)
Other liabilities	210,000	(1,163,000)
Net cash provided by (used in) operating activities	10,028,000	(20,841,000)
Cash flows from investing activities:
Purchase of plant and equipment	(807,000)	(490,000)
Redemption of short-term investments	1,000	(22,000)
Net cash used in investing activities	(806,000)	(512,000)
Cash flows from financing activities:
Borrowings under revolving loan	188,676,000	42,366,000
Repayments of revolving loan	(192,607,000)	(26,532,000)
Payments for debt issuance costs	-	(15,000)
Payments on finance lease obligations	(385,000)	(472,000)
Cash used to net share settle equity awards	(496,000)	(181,000)
Repurchase of common stock, including fees	(1,966,000)	-
Net cash (used in) provided by financing activities	(6,778,000)	15,166,000
Effect of exchange rate changes on cash and cash equivalents	606,000	(256,000)
Net increase (decrease) in cash and cash equivalents	3,050,000	(6,443,000)
Cash and cash equivalents — Beginning of period	9,429,000	13,974,000
Cash and cash equivalents — End of period	$12,479,000	$7,531,000
Supplemental disclosures of cash flow information:
Cash paid for interest, net	$11,154,000	$12,689,000
Cash paid for income taxes, net of refunds	550,000	2,196,000
Cash paid for operating leases	3,688,000	3,355,000
Cash paid for finance leases	459,000	523,000
Plant and equipment acquired under finance leases	1,788,000	-
Assets acquired under operating leases	198,000	1,815,000
Non-cash capital expenditures	192,000	19,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
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

2. Basis of Presentation and New Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 9, 2025.

The accompanying condensed consolidated financial statements have been prepared on a consistent basis with, and there have been no material changes to the accounting policies described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Accounting Pronouncements Not Yet Adopted

Disclosure Improvements

In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This standard was issued in response to the SEC’s disclosure update and simplification initiative, which affects a variety of topics within the Accounting Standards Codification. The amendments apply to all reporting entities within the scope of the affected topics unless otherwise indicated. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”) (Subtopic 220-40). This standard requires the Company to disclose, in the footnotes at each interim and annual reporting period, information about expenses by the nature of the expense in addition to certain disclosures about selling expenses. Entities are required to include the following relevant expense captions: (i) purchase of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization, and (v) depreciation, depletion and amortization recognized as part of oil and gas producing activities. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Clarifying the Effective Date, which is intended to clarify the effective date of ASU No. 2024-03. As clarified in ASU 2025-01, the new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.

Debt with Conversion and Other Options

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which seeks to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This guidance is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.

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

Accounts receivable — net is comprised of the following:

	June 30, 2025	March 31, 2025
Accounts receivable - net
Accounts receivable — trade	$109,041,000	$113,807,000
Allowance for credit losses	(264,000)	(207,000)
Customer payment discrepancies	(2,015,000)	(1,765,000)
Customer returns RGA issued	(21,230,000)	(20,771,000)
Total accounts receivable — net	$85,532,000	$91,064,000

4. Inventory — Net

Inventory — net is comprised of the following:

	June 30, 2025	March 31, 2025
Inventory — net
Raw materials	$154,325,000	$150,274,000
Work-in-process	8,917,000	7,821,000
Finished goods	204,604,000	202,078,000
	367,846,000	360,173,000
Less allowance for excess and obsolete inventory	(19,566,000)	(18,964,000)
Inventory	348,280,000	341,209,000
Inventory unreturned	18,492,000	18,460,000
Total inventory — net	$366,772,000	$359,669,000

5. Contract Assets

During the three months ended June 30, 2025 and 2024, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $1,026,000 and $394,000, respectively.

Contract assets are comprised of the following:

	June 30, 2025	March 31, 2025
Short-term contract assets
Cores expected to be returned by customers	$18,151,000	$17,732,000
Core premiums paid to customers	9,981,000	9,669,000
Upfront payments to customers	1,350,000	1,400,000
Finished goods premiums paid to customers	847,000	805,000
Total short-term contract assets	$30,329,000	$29,606,000
Long-term contract assets
Remanufactured cores held at customers' locations	$305,398,000	$301,388,000
Core premiums paid to customers	25,131,000	24,714,000
Long-term core inventory deposits	5,569,000	5,569,000
Finished goods premiums paid to customers	2,627,000	2,483,000
Upfront payments to customers	1,804,000	2,114,000
Total long-term contract assets	$340,529,000	$336,268,000

6. Significant Customer and Other Information

Significant Customer Concentrations

The largest customers accounted for the following percentage of consolidated net sales:

	Three Months Ended June 30,
	2025	2024
Net sales
Customer A	39%	40%
Customer B	24%	17%
Customer C	22%	28%

Revenues for these customers were derived from the Hard Parts segment and Test Solutions and Diagnostic Equipment segment. See Note 18 for a discussion of the Company’s segments.

The largest customers accounted for the following percentage of accounts receivable – trade:

	June 30, 2025	March 31, 2025
Accounts receivable - trade
Customer A	48%	41%
Customer B	23%	26%
Customer C	-%	7%

Geographic and Product Information

The Company’s products are sold predominantly in North America and accounted for the following percentages of consolidated net sales:

	Three Months Ended June 30,
	2025	2024
Product line
Rotating electrical products	66%	65%
Brake-related products	23%	24%
Wheel hub products	6%	7%
Other products	5%	4%
	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three months ended June 30, 2025 and 2024.

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

The Company had $86,856,000 and $90,787,000 outstanding under the Revolving Facility at June 30, 2025 and March 31, 2025, respectively. In addition, $11,888,000 was outstanding for letters of credit at June 30, 2025. At June 30, 2025, after certain contractual adjustments, $134,341,000 was available under the Revolving Facility. The interest rate on the Company’s Revolving Facility was 7.40% and 7.46%, at June 30, 2025 and March 31, 2025, respectively.

The Credit Facility requires the Company to maintain a minimum fixed charge coverage ratio if undrawn availability is less than 22.5% of the aggregate revolving commitments and a specified minimum undrawn availability. During the three months ended June 30, 2025, undrawn availability was greater than the 22.5% threshold, therefore, the fixed charge coverage ratio financial covenant was not required to be tested.

Convertible Notes

On March 31, 2023, the Company entered into a note purchase agreement, as amended, (the “Note Purchase Agreement”) with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P. (collectively, the “Purchasers”) and Bison Capital Partners VI, L.P., as the purchaser representative (the “Purchaser Representative”) for the issuance and sale of $32,000,000 in aggregate principal amount of convertible notes due in 2029 (the “Convertible Notes”), which was used for general corporate purposes. The Convertible Notes bear interest at a rate of 10.0% per annum, compounded annually, and payable (i) in-kind or (ii) in cash, annually in arrears on April 1 of each year, commencing on April 1, 2024. In April 2025, non-cash accrued interest on the Convertible Notes of $3,521,000 was paid in-kind and is included in the principal amount of Convertible Notes at June 30, 2025. The Convertible Notes have an initial conversion price of $15.00 per share of the Company's common stock, subject to adjustment as provided in the Convertible Notes (“Conversion Option”). Unless and until the Company delivers a redemption notice, the Purchasers of the Convertible Notes may convert their Convertible Notes at any time at their option. Upon conversion, the Convertible Notes will be settled in shares of the Company’s common stock. Except in the case of the occurrence of a fundamental transaction, as defined in the form of convertible promissory note, the Company may not redeem the Convertible Notes prior to March 31, 2026. After March 31, 2026, the Company may redeem all or part of the Convertible Notes for a cash purchase (the “Company Redemption”) price. The effective interest rate was 18.3% as of June 30, 2025 and March 31, 2025, respectively.

The Company’s Convertible Notes are comprised of the following:

	June 30, 2025	March 31, 2025
Convertible Notes, related party
Principal amount of Convertible Notes	$38,730,000	$35,209,000
Less: unamortized debt discount attributed to Compound Net Derivative Liability	(6,271,000)	(6,556,000)
Less: unamortized debt discount attributed to debt issuance costs	(875,000)	(916,000)
Carrying amount of the Convertible Notes	31,584,000	27,737,000
Plus: Compound Net Derivative Liability	9,260,000	7,470,000
Net carrying amount of Convertible Notes, related party	$40,844,000	$35,207,000

In connection with the Note Purchase Agreement, the Company entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at June 30, 2025 and March 31, 2025.

The Company Redemption option has been combined with the Conversion Option as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the condensed consolidated balance sheets at June 30, 2025 and March 31, 2025. The fair value of the Conversion Option and the Company Redemption option using Level 3 inputs and the Monte Carlo simulation model was a liability of $12,900,000 and $9,000,000, and an asset of $3,640,000 and $1,530,000 at June 30, 2025 and March 31, 2025, respectively. During the three months ended June 30, 2025 and 2024, the Company recorded a loss of $1,790,000 and a gain of $2,580,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

The Convertible Notes also contain additional features, such as, default interest and options related to a fundamental transaction, which were not separately accounted for as the value of such features were not material at June 30, 2025 and March 31, 2025.

Interest expense related to the Convertible Notes is as follows:

	Three Months Ended June 30,
	2025	2024
Interest expense on Convertible Notes
Contractual interest expense	$968,000	$880,000
Accretion of debt discount	285,000	238,000
Amortization of debt issuance costs	41,000	33,000
Total interest expense on Convertible Notes	$1,294,000	$1,151,000

There are no future payments required under the Convertible Notes prior to their maturity, therefore, the principal amount of the Convertible Notes plus interest payable in-kind, assuming no early redemption or conversion has occurred, of $56,704,000 would be paid on March 30, 2029.

8. Contract Liabilities

Contract liabilities are comprised of the following:

	June 30, 2025	March 31, 2025
Short-term contract liabilities
Customer allowances earned	$17,814,000	$16,283,000
Customer core returns accruals	14,826,000	13,880,000
Core bank liability	11,399,000	1,795,000
Accrued core payment	3,117,000	3,196,000
Customer deposits	2,137,000	2,486,000
Finished goods liabilities	103,000	518,000
Total short-term contract liabilities	$49,396,000	$38,158,000
Long-term contract liabilities
Customer core returns accruals	$236,875,000	$227,588,000
Accrued core payment	3,146,000	3,768,000
Core bank liability	-	10,048,000
Total long-term contract liabilities	$240,021,000	$241,404,000

9. Leases

The Company leases various facilities in North America and Asia under operating leases expiring through August 2033. The Company has material nonfunctional currency leases that could have a material impact on the Company’s condensed consolidated statements of operations. As required for other monetary liabilities, lessees remeasure foreign currency-denominated lease liabilities using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates and are not affected by subsequent changes in the exchange rates.  In connection with the remeasurement of these leases, the Company recorded a gain of $4,002,000 and a loss of $5,709,000 during the three months ended June 30, 2025 and 2024, respectively. These amounts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of operations.

During the year ended March 31, 2025, the Company ceased manufacturing operations at its Torrance, California facility as a part of its strategy to enhance its operating efficiencies. This represented a significant change to the use of this right-of-use asset, which required a reassessment of the Company’s asset groups. The Company concluded that this right-of-use asset was no longer part of the Hard Parts asset group. The Company performed a test for recoverability (using Level 3 inputs) which resulted in no impairment at June 30, 2025. Any future changes to the assumptions and estimates from those anticipated may affect the carrying value of right-of-use assets and could result in impairment charges.

Balance sheet information for leases is as follows:

Leases	Classification	June 30,2025	March 31, 2025
Assets:
Operating	Operating lease assets	$68,281,000	$66,603,000
Finance	Plant and equipment	5,309,000	4,296,000
Total leased assets		$73,590,000	$70,899,000

Liabilities:
Current
Operating	Operating lease liabilities	$10,196,000	$9,982,000
Finance	Other current liabilities	1,321,000	1,222,000
Long-term
Operating	Long-term operating lease liabilities	63,056,000	65,308,000
Finance	Other liabilities	3,268,000	1,954,000
Total lease liabilities		$77,841,000	$78,466,000

Lease cost recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended
	June 30,
	2025	2024
Lease cost
Operating lease cost	$3,490,000	$3,759,000
Short-term lease cost	216,000	312,000
Variable lease cost	133,000	164,000
Finance lease cost:
Amortization of finance lease assets	355,000	358,000
Interest on finance lease liabilities	74,000	51,000
Total lease cost	$4,268,000	$4,644,000

Maturities of lease commitments at June 30, 2025 by fiscal year were as follows:

Maturity of lease liabilities by fiscal year	Operating Leases	Finance Leases	Total
2026- remaining nine months	$10,643,000	$1,279,000	$11,922,000
2027	12,331,000	1,304,000	13,635,000
2028	11,672,000	1,049,000	12,721,000
2029	11,179,000	818,000	11,997,000
2030	11,378,000	740,000	12,118,000
Thereafter	32,135,000	92,000	32,227,000
Total lease payments	89,338,000	5,282,000	94,620,000
Less amount representing interest	(16,086,000)	(693,000)	(16,779,000)
Present value of lease liabilities	$73,252,000	$4,589,000	$77,841,000

Other information about leases is as follows:

	June 30, 2025	March 31, 2025
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	4.0	3.2
Operating leases	7.1	7.3
Weighted-average discount rate:
Finance leases	7.1%	7.0%
Operating leases	5.8%	5.8%

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

The following is a summary of accounts receivable discount programs:

	Three Months Ended
	June 30,
	2025	2024
Receivables discounted	$168,194,000	$144,541,000
Weighted average number of days collection was accelerated	345	342
Annualized weighted average discount rate	5.7%	6.9%
Amount of discount recognized as interest expense	$9,158,000	$9,507,000

11. Supplier Finance Programs

The Company utilizes a supplier finance program, which allows certain of the Company’s suppliers to sell their receivables due from the Company to participating financial institutions at the sole discretion of both the supplier and the financial institutions. The program is administered by a third party. Commitments from participating financial institutions that are available to suppliers under this program were $30,000,000 at June 30, 2025 and March 31, 2025. The Company has no economic interest in the sale of these receivables and no direct relationship with the financial institution. Payments to the third-party administrator are based on services rendered and are not related to the volume or number of financing agreements between suppliers, financial institution, and the third-party administrator. The Company is not a party to agreements negotiated between participating suppliers and the financial institution. The Company's obligations to its suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in this program. The Company does not provide guarantees and there are no assets pledged to the financial institution or the third-party administrator for the committed payment in connection with this program. At June 30, 2025 and March 31, 2025, the Company had $31,292,000 and $33,661,000, respectively, of outstanding supplier obligations confirmed as valid under this program, included in accounts payable in the condensed consolidated balance sheets.

12. Net Income (Loss) per Share

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

The following presents a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended
	June 30,
	2025	2024

Net income (loss)	$3,042,000	$(18,085,000)
Basic shares	19,369,060	19,674,539
Effect of potentially dilutive securities	548,603	-
Diluted shares	19,917,663	19,674,539
Net income (loss) per share:
Basic net income (loss) per share	$0.16	$(0.92)
Diluted net income (loss) per share	$0.15	$(0.92)

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net income (loss) per share. For the three months ended June 30, 2025, there were 1,049,341 of potential common shares not included in the calculation of diluted net income per share because their effect was anti-dilutive. For the three months ended June 30, 2024, there were 2,285,834 of potential common shares not included in the calculation of diluted net loss per share because their effect was anti-dilutive.

In addition, for the three months ended June 30, 2025 and 2024, there were 2,646,535 and 2,405,941, respectively, of potential common shares not included in the calculation of diluted net income (loss) per share under the “if-converted” method for the Convertible Notes because their effect was anti-dilutive. The potential common shares related to the Warrants issued in connection with the Convertible Notes (see Note 7) are anti-dilutive until they become exercisable and as of June 30, 2025, the Warrants were not exercisable.

13. Income Taxes

The Company recorded income tax expense of $2,425,000, or an effective tax rate of 44.4%, and income tax benefit of $178,000, or an effective tax rate of 1%, for the three months ended June 30, 2025 and 2024, respectively. The effective tax rate for the three months ended June 30, 2025, was primarily impacted by the change in valuation allowance on certain jurisdictions' deferred tax assets resulting from current year activities and foreign income taxed at rates that are different from the federal statutory rate.

Management continues to monitor its valuation allowance position in its various jurisdictions. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, past financial performance, and tax planning strategies. Based on this analysis, the Company determined that it is more likely than not that certain deferred tax assets will not be realized. As a result, the Company continued to have valuation allowances on its U.S. and one of its Mexican subsidiaries’ deferred tax assets. The Company will monitor its position in future periods. Should the actual amount differ from the Company’s estimates, the amount of any valuation allowance could be impacted.

The Company and its subsidiaries file income tax returns for the U.S. federal, various state, and foreign jurisdictions with varying statutes of limitations. At June 30, 2025, the Company remains subject to examination for fiscal years ended March 31, 2022 and forward. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the U.S. The OBBBA includes a broad range of tax reform provisions, including making permanent key elements of the Tax Cuts and Jobs Act of 2017, which may affect the Company's financial position and results of operations. The Company is currently evaluating the impact of these provisions on the Company's effective tax rate and deferred tax assets for future periods.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $42,531,000 and $45,921,000 at June 30, 2025 and March 31, 2025, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to these derivative transactions is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of operations.

The following shows the effect of derivative instruments on the condensed consolidated statements of operations:

	Foreign Exchange Impact of Lease Liabilities and Forward Contracts
	Three Months Ended
Derivatives Not Designated as	June 30,
Hedging Instruments	2025	2024
Gain (loss) from forward foreign currency exchange contracts	$4,346,000	$(5,369,000)

The changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of cash flows for the three months ended June 30, 2025 and 2024. The fair value of the forward foreign currency exchange contracts of $2,683,000 is included in prepaid expenses and other current assets in the condensed consolidated balance sheets at June 30, 2025. The fair value of the forward foreign currency exchange contracts of $1,663,000 is included in other current liabilities in the condensed consolidated balance sheets at March 31, 2025.

15. Fair Value Measurements

The following summarizes financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

		June 30, 2025				March 31, 2025
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$2,011,000	$2,011,000	$-	$-	$1,881,000	$1,881,000	$-	$-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	2,683,000	-	2,683,000	-	-	-	-	-

Liabilities
Other current liabilities
Deferred compensation	2,011,000	2,011,000	-	-	1,881,000	1,881,000	-	-
Forward foreign currency exchange contracts	-	-	-	-	1,663,000	-	1,663,000	-
Convertible notes, related party Compound Net Derivative Liability	9,260,000	-	-	9,260,000	7,470,000	-	-	7,470,000

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

Compound Net Derivative Liability

The Company estimates the fair value of the Compound Net Derivative Liability (see Note 7) using Level 3 inputs and the Monte Carlo simulation model at the balance sheet date. The Monte Carlo simulation model requires the input of subjective assumptions including the expected volatility of the underlying stock. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. This amount is recorded within convertible notes, related party in the condensed consolidated balance sheets at June 30, 2025 and March 31, 2025. Any changes in the fair value of the Compound Net Derivative Liability are recorded in change in fair value of compound net derivative liability in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

The following assumptions were used to determine the fair value of the Compound Net Derivative Liability:

	June 30, 2025	March 31, 2025
Risk free interest rate	3.70%	3.91%
Cost of equity	21.40%	21.30%
Weighted average cost of capital	15.60%	14.90%
Expected volatility of the Company's common stock	47.50%	40.00%
EBITDA volatility	35.00%	45.00%

The following summarizes the activity for Level 3 fair value measurements:

	Three Months Ended
	June 30,
	2025	2024
Beginning balance	$7,470,000	$7,410,000
Changes in fair value of Compound Net Derivative Liability included in earnings	1,790,000	(2,580,000)
Ending balance	$9,260,000	$4,830,000

During the three months ended June 30, 2025, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loan and other long-term liabilities approximate their fair value based on the variable nature of interest rates and current rates for instruments with similar characteristics. At June 30, 2025 and March 31, 2025, the net carrying amount of the Convertible Notes was $40,844,000 and $35,207,000, respectively (see Note 7). The estimated fair value of the Company’s Convertible Notes was $51,514,000 and $42,398,000 using Level 3 inputs at June 30, 2025 and March 31, 2025, respectively.

16. Share-based Payments

Stock Options

During the three months ended June 30, 2025 and 2024, no options to purchase shares of the Company’s common stock were granted.

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2025	1,053,561	$20.20
Forfeited/Cancelled	(4,220)	$22.64
Outstanding at June 30, 2025	1,049,341	$20.20

At June 30, 2025, options to purchase 87,288 shares of common stock were unvested at a weighted average exercise price of $9.32.

At June 30, 2025, there was $201,000 of total unrecognized compensation expense related to unvested stock option awards, which will be recognized over the weighted average remaining vesting period of approximately 1.2 years.

Restricted Stock Units (“RSUs”)

During the three months ended June 30, 2025 and 2024, the Company granted 428,552 and 207,050, respectively, of time-based vesting RSUs, based on the closing market price on the grant date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2025	505,373	$7.26
Granted	428,552	$9.76
Vested	(121,364)	$9.49
Forfeited/Cancelled	(580)	$7.73
Outstanding at June 30, 2025	811,981	$8.25

At June 30, 2025, there was $5,931,000 of unrecognized compensation expense related to RSUs, which will be recognized over the weighted average remaining vesting period of approximately 2.7 years.

Performance Stock Units (“PSUs”)

During the three months ended June 30, 2025, the Company granted 353,778 PSUs (at target performance levels) based on the Company’s stock price or a total shareholder return (“TSR”) market conditions. During the three months ended June 30, 2024, the Company granted 155,391 PSUs (at target performance levels), based on a TSR market condition. All PSUs granted have a three-year performance period, subject to continued employment.

Stock Price PSUs

During the three months ended June 30, 2025, the Company granted 176,893 PSUs (at target performance levels), which vest as follows: (i) if the stock price is greater than or equal to $15.00 per share, then 1/3 of the grant will vest, (ii) if the stock price is greater than or equal to $17.00 per share then the next 1/3 of the grant will vest, and (iii) if the stock price is greater than or equal to $20.00 per share then the final 1/3 of the grant will vest. Recipients are eligible to vest in between 50% and 150% of the third tranche by achieving a stock price between $18.00 and $22.00 per share (each stock price target must be met for thirty consecutive trading days). The Company calculated the fair value of these PSUs individually for each tranche using the Monte Carlo Simulation Model at the grant date. Compensation cost is recognized over the estimated derived service period. Compensation cost related to these awards will not be adjusted even if the market condition is not met.

During the three months ended June 30, 2024, the Company did not grant any PSUs based on the Company’s stock price.

TSR PSUs

During the three months ended June 30, 2025 and 2024, the Company granted 176,885 and 155,391 PSUs (at target performance levels), respectively, which cliff vest and the number of shares earned at the end of the three-year performance period will vary, based only on actual performance, from 0% to 150% of the target number of PSUs granted, depending on the Company’s TSR percentile rank relative to that of a peer group over the performance period. TSR is measured based on a comparison of the closing price on the first trading day of the performance period and the average closing price over the last 30 trading days of the performance period. TSR is considered a market condition because it measures the Company’s return against the performance of the Russell 3000, excluding companies classified as financials and real estate and companies with a market capitalization of more than $600 million, as of the start of the performance period. Compensation cost is determined at the grant date and recognized on a straight-line basis over the requisite service period to the extent the conditions are deemed probable. Compensation cost related to the TSR award will not be adjusted even if the market condition is not met.

The fair value of PSUs subject to a market condition is determined using the Monte Carlo simulation model. The following table summarizes the assumptions used in determining the fair value of the awards subject to market conditions:

	Three Months Ended June 30,
	2025	2024
Risk free interest rate	3.86%	4.45%
Expected life in years	0.7-3.0	3
Expected volatility of the Company's common stock	66.80%	59.80%
Average correlation coefficient of peer companies	15.70%	16.50%
Expected dividend yield	-	-
Grant date fair value	$7.33-12.68	$8.65

The following is a summary of non-vested PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2025	764,387	$7.42
Granted	353,778	$10.57
Vested	(43,917)	$14.55
Forfeited/Cancelled	(76,101)	$13.65
Outstanding at June 30, 2025	998,147	$7.74

At June 30, 2025, there was $5,256,000 of unrecognized compensation expense related to these awards, which will be recognized over the weighted average remaining vesting period of approximately 2.2 years.

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

The following summarizes the changes in the warranty returns:

	Three Months Ended June 30,
	2025	2024
Balance at beginning of period	$19,677,000	$19,326,000
Charged to expense	38,453,000	33,352,000
Amounts processed	(39,999,000)	(37,632,000)
Balance at end of period	$18,131,000	$15,046,000

At June 30, 2025 and March 31, 2025, the Company’s total warranty return accrual was $18,131,000 and $19,677,000, respectively, of which $7,222,000 and $6,478,000, respectively, was included in the customer returns RGA issued within accounts receivable—net and $10,909,000 and $13,199,000, respectively, was included in the customer finished goods returns accrual in the condensed consolidated balance sheets.

Contingencies

The Company is subject to various lawsuits and claims. In addition, government agencies and self-regulatory organizations have the ability to conduct periodic examinations of and administrative proceedings regarding the Company’s business, and its compliance with law, code, and regulations related to matters including, but not limited to, environmental, information security, taxes, levies, tariffs and such. The Company has an immaterial amount accrued related to these exposures to various lawsuits, claims, examinations, and administrative proceedings.

18. Segment Information

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

The Company’s three operating segments are:

●
Hard Parts, which includes (i) light duty rotating electric products such as alternators and starters, (ii) wheel hub products, (iii) brake-related products, including brake calipers, brake boosters, brake rotors, brake pads and brake master cylinders, and (iv) turbochargers,
●
Test Solutions and Diagnostic Equipment, which includes (i) applications for combustion engine vehicles, including bench-top testers for alternators and starters, (ii) equipment for the pre- and post-production of electric vehicles, and (iii) software emulation of power system applications for the electrification of all forms of transportation (including automobiles, trucks, the emerging electrification of systems within the aerospace industry, and electric vehicle charging stations), and
●
Heavy Duty, which includes non-discretionary automotive aftermarket replacement hard parts for heavy duty truck, industrial, marine, and agricultural applications.

The Company’s Hard Parts operating segment meets the criteria of a reportable segment. The Test Solutions and Diagnostic Equipment and Heavy Duty segments are not material, and are not required to be separately reported.

Financial information relating to the Company’s segments is as follows:

	Three Months Ended
	June 30,
	2025	2024

Net sales to external customers for Hard Parts reportable segment	$174,889,000	$158,187,000
Intersegment sales for Hard Parts reportable segment	258,000	32,000
Total net sales for Hard Parts reportable segment	175,147,000	158,219,000

Reconciliation of net sales
Other net sales (1)	13,475,000	11,700,000
Elimination of intersegment net sales	(258,000)	(32,000)
Total consolidated net sales	$188,364,000	$169,887,000

Less (2):
Material, labor, and overhead expenses	113,895,000	109,217,000
Logistic expenses (3)	30,665,000	22,778,000
Revaluation of cores on customers' shelves	1,026,000	394,000
Foreign exchange impact of lease liabilities and forward contracts	(8,348,000)	11,078,000
Other segment items (4)	19,477,000	21,211,000
Total operating income (loss) for Hard Parts reportable segment	$18,432,000	$(6,459,000)

Reconciliation of profit (loss)
Other operating income (loss) (1)	1,633,000	(6,000)
Elimination of intersegment operating income	4,000	9,000
Interest expense, net	(12,812,000)	(14,387,000)
Change in fair value of compound net derivative liability	(1,790,000)	2,580,000
Total consolidated income (loss) before income tax expense (benefit)	$5,467,000	$(18,263,000)

Reconciliations of other significant items and assets:

Depreciation and amortization
Depreciation and amortization for Hard Parts reportable segment (5)	$2,232,000	$2,525,000
Other depreciation and amortization (1)	217,000	204,000
Total consolidated depreciation and amortization	$2,449,000	$2,729,000

Capital Expenditures
Captial expenditures for Hard Parts reportable segment	$394,000	$253,000
Other capital expenditures (1)	413,000	237,000
Total consolidated capital expenditures	$807,000	$490,000

Assets	June 30, 2025	March 31, 2025
Total assets for Hard Parts reportable segment	$981,161,000	$967,178,000
Other assets (1)	60,688,000	58,355,000
Elimination of intersegment assets	(68,499,000)	(67,897,000)
Total consolidated assets	$973,350,000	$957,636,000

(1)
Net sales, operating income (loss), depreciation and amortization, capital expenditures, and assets from segments below the quantitative threshold are attributable to the Company’s Test Solutions and Diagnostic Equipment and the Heavy Duty operating segments. Neither of these two operating segments has ever met any of the quantitative thresholds for determining reportable segments.
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

19. Share Repurchases

In August 2018, the Company’s board of directors approved an increase in its share repurchase program from $20,000,000 to $37,000,000 of its common stock. During the three months ended June 30, 2025, the Company repurchased 197,796 shares of its common stock for $1,966,000. As of June 30, 2025, $25,543,000 has been utilized and $11,457,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in the Company’s Credit Facility and Convertible Notes. The Company retired the 1,576,937 shares repurchased under this program through June 30, 2025. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

20. Related Party Transactions

Lease

The Company has an operating lease for its 35,000 square foot manufacturing, warehouse, and office facility in Ontario, Canada, with a company co-owned by a member of management. The Company renewed this operating lease for an additional three-year period, effective January 1, 2025. The rent expense recorded for this related party lease was $93,000 and $81,000 for the three months ended June 30, 2025 and 2024, respectively.

Convertible Note and Election of Director

In connection with the issuance and sale of the Company’s Convertible Notes on March 31, 2023 (see Note 7), the Board appointed Douglas Trussler, a co-founder of Bison Capital, to the Board. Mr. Trussler’s compensation is different from the compensation for other non-employee directors as described in the Company’s Definitive Proxy Statement, filed with the SEC on July 29, 2025.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that Motorcar Parts of America, Inc. and its subsidiaries (“our,” “we” or “us”) believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2025 audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 9, 2025.

Disclosure Regarding Private Securities Litigation Reform Act of 1995

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our future performance that involve risks and uncertainties. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about our strategic initiatives, operational plans and objectives, expectations for economic conditions and recovery and future business and financial performance, as well as statements regarding underlying assumptions related thereto. They include, among others, factors related to the timing and implementation of strategic initiatives, the highly competitive nature of our industry, demand for our products and services, complexities in our inventory and supply chain, challenges with transforming and growing our business. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason. Therefore, you should not place undue reliance on those statements. Please refer to “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K filed with the SEC on June 9, 2025, as updated by our subsequent filings with the SEC, for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements.

Management Overview

With a scalable infrastructure and abundant growth opportunities, we are focused on growing our aftermarket hard parts business in the North American marketplace and growing our leadership position in the test solutions and diagnostic equipment market by providing innovative and intuitive solutions to our customers. Our on-going investments in global infrastructure and human resources reflects the significant expansion of manufacturing capacity to support multiple product lines. These investments included (i) a 410,000 square foot distribution center, (ii) two buildings totaling 372,000 square feet for remanufacturing and core sorting of brake calipers, and (iii) the realignment of production at our original 312,000 square foot facility in Mexico.

Segment Reporting

Our three operating segments are as follows:

●
Hard Parts, which includes (i) light duty rotating electric products such as alternators and starters, (ii) wheel hub products, (iii) brake-related products, including brake calipers, brake boosters, brake rotors, brake pads and brake master cylinders, and (iv) turbochargers,
●
Test Solutions and Diagnostic Equipment, which includes (i) applications for combustion engine vehicles, including bench-top testers for alternators and starters, (ii) equipment for the pre- and post-production of electric vehicles, and (iii) software emulation of power system applications for the electrification of all forms of transportation (including automobiles, trucks, the emerging electrification of systems within the aerospace industry, and electric vehicle charging stations), and
●
Heavy Duty, which includes non-discretionary automotive aftermarket replacement hard parts for heavy duty truck, industrial, marine, and agricultural applications.

Our Hard Parts operating segment meets the criteria of a reportable segment. The Test Solutions and Diagnostic Equipment and Heavy Duty segments are not material, and are not required to be separately reported. See Note 18 of the notes to condensed consolidated financial statements for more information.

Results of Operations for the Three Months Ended June 30, 2025 and 2024

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key consolidated operating data:

	Three Months Ended
	June 30,
	2025	2024
Cash flow provided by (used in) operations	$10,028,000	$(20,841,000)
Finished goods turnover (annualized) (1)	4.2	3.3

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended
	June 30,
	2025	2024
Net sales	$188,364,000	$169,887,000
Cost of goods sold	154,447,000	140,713,000
Gross profit	33,917,000	29,174,000
Gross margin	18.0%	17.2%

Net Sales. Our consolidated net sales for the three months ended June 30, 2025 were $188,364,000, which represents an increase of $18,477,000, or 10.9%, from the three months ended June 30, 2024 of $169,887,000. Our sales for the three months ended June 30, 2025 compared with the three months ended June 30, 2024 reflect continued strong demand for rotating electrical and brake-related products.

Gross Profit. Our consolidated gross profit was $33,917,000, or 18.0% of consolidated net sales, for the three months ended June 30, 2025 compared with $29,174,000, or 17.2% of consolidated net sales, for the three months ended June 30, 2024. The increase in our gross margin for the three months ended June 30, 2025 reflects (i) increased utilization of our facilities, (ii) the benefit from our strategies to enhance operating efficiencies and cost-saving initiatives, and (iii) changes in product mix. These increases were partially offset by $1,426,000 for net tariff costs paid for products sold before price increases were effective.

In addition, our gross margin for the three months ended June 30, 2025 compared with the three months ended June 30, 2024 was impacted by (i) continued amortization of core and finished goods premiums paid to customers of $2,847,000 and $2,728,000, respectively and (ii) the non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, which resulted in a write-down of $1,026,000 and $394,000, respectively.

Operating Expenses

The following summarizes our consolidated operating expenses:

	Three Months Ended
	June 30,
	2025	2024
General and administrative	$12,680,000	$16,670,000
Sales and marketing	6,210,000	5,449,000
Research and development	3,306,000	2,433,000
Foreign exchange impact of lease liabilities and forward contracts	(8,348,000)	11,078,000

Percent of net sales

General and administrative	6.7%	9.8%
Sales and marketing	3.3%	3.2%
Research and development	1.8%	1.4%
Foreign exchange impact of lease liabilities and forward contracts	(4.4)%	6.5%

General and Administrative. Our general and administrative expenses for the three months ended June 30, 2025 were $12,680,000, which represents a decrease of $3,990,000, or 23.9%, from the three months ended June 30, 2024 of $16,670,000. This decrease was primarily due to (i) a headcount reduction in the prior year, which resulted in $2,940,000 of severance during the three months ended June 30, 2024 and (ii) the benefit of favorable fluctuations in foreign currency exchange rates on transactions denominated in foreign currencies during the current year compared with the prior year.

Sales and Marketing. Our sales and marketing expenses for the three months ended June 30, 2025 were $6,210,000, which represents an increase of $761,000, or 14.0%, from the three months ended June 30, 2024 of $5,449,000. This increase was primarily due to increased commissions expense and increased headcount.

Research and Development. Our research and development expenses for the three months ended June 30, 2025 were $3,306,000, which represents an increase of $873,000, or 35.9%, from the three months ended June 30, 2024 of $2,433,000. This increase was primarily due to increased headcount, professional services, and supplies.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts were a non-cash gain of $8,348,000 compared with a non-cash loss of $11,078,000 for the three months ended June 30, 2025 and 2024, respectively. This change during the three months ended June 30, 2025 compared with the three months ended June 30, 2024 was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities, which resulted in a non-cash gain of $4,002,000 compared with a non-cash loss of $5,709,000, respectively, due to foreign currency exchange rate fluctuations and (ii) the forward foreign currency exchange contracts, which resulted in a non-cash gain of $4,346,000 compared with a non-cash loss of $5,369,000, respectively, due to the changes in their fair values.

Operating Income (Loss)

Consolidated Operating Income (Loss). Our consolidated operating income for the three months ended June 30, 2025 was $20,069,000 compared with a consolidated operating loss of $6,456,000 for the three months ended June 30, 2024. This increase was primarily due to (i) our foreign exchange impact of lease liabilities and forward contracts, which were a non-cash gain of $8,348,000 compared with a non-cash loss of $11,078,000, (ii) increased gross profit, (iii) decreased general and administrative expenses, and (iv) other items as discussed above.

Interest Expense

Interest Expense, net. Our interest expense for the three months ended June 30, 2025 was $12,812,000, which represents a decrease of $1,575,000, or 10.9%, from interest expense for the three months ended June 30, 2024 of $14,387,000. This decrease was primarily due to (i) lower average outstanding balances under our credit facility and (ii) lower interest rates on both our credit facility and accounts receivable discount programs.

Change in Fair Value of Compound Net Derivative Liability

Change in Fair Value of Compound Net Derivative Liability. Our change in fair value of compound net derivative liability associated with the convertible notes issued on March 31, 2023 was a non-cash loss of $1,790,000 compared with a non-cash gain of $2,580,000 for the three months ended June 30, 2025 and 2024, respectively.

Provision for Income Taxes

Income Tax. We recorded an income tax expense of $2,425,000, or an effective tax rate of 44.4%, and income tax benefit of $178,000 or an effective tax rate of 1.0%, for the three months ended June 30, 2025 and 2024, respectively. The effective tax rate for the three months ended June 30, 2025, was primarily impacted by the change in valuation allowance on certain jurisdictions' deferred tax assets resulting from current year activities and foreign income taxed at rates that are different from the federal statutory rate.

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $158,766,000 and $160,446,000, a ratio of current assets to current liabilities of 1.4:1.0 at June 30, 2025 and 1.5:1.0 at March 31, 2025.

Our primary source of liquidity was from cash generated from operations, the use of our receivable discount programs, and credit facility during the three months ended June 30, 2025. We believe our cash and cash equivalents, use of receivable discount programs, and amounts available under our credit facility are sufficient to satisfy our expected future liquidity needs, including lease and capital expenditure obligations over the next 12 months.

Share Repurchase Program

In August 2018, our board of directors approved an increase in our share repurchase program from $20,000,000 to $37,000,000 of our common stock. During the three months ended June 30, 2025, we repurchased 197,796 shares of our common stock for $1,996,000. As of June 30, 2025, $25,543,000 has been utilized and $11,457,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our credit facility and convertible notes. We retired the 1,576,937 shares repurchased under this program through June 30, 2025. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Cash Flows

The following summarizes cash flows as reflected in the condensed consolidated statements of cash flows:

	Three Months Ended
	June 30,
	2025	2024
Cash flows provided by (used in):
Operating activities	$10,028,000	$(20,841,000)
Investing activities	(806,000)	(512,000)
Financing activities	(6,778,000)	15,166,000
Effect of exchange rates on cash and cash equivalents	606,000	(256,000)

Net increase (decrease) in cash and cash equivalents	$3,050,000	$(6,443,000)

Additional selected cash flow data:
Depreciation and amortization	$2,449,000	$2,729,000
Capital expenditures	807,000	490,000

Net cash provided by operating activities was $10,028,000 compared with net cash used in operating activities of $20,841,000 during the three months ended June 30, 2025 and 2024, respectively. The changes in our operating activities were primarily due to (i) an increase in our accounts payable during the three months ended June 30, 2025 to support the build-up of our inventory in anticipation of higher sales compared with a decrease in our accounts payable during the three months ended June 30, 2024 and (ii) increased operating results (net income plus the net add-back for non-cash transactions in earnings). We continue to manage our working capital to maximize our operating cash flow.

Net cash used in investing activities was $806,000 and $512,000 during the three months ended June 30, 2025 and 2024, respectively. The change in our investing activities primarily resulted from increased capital expenditures.

Net cash used in financing activities was $6,778,000 compared with net cash provided by financing activities of $15,166,000 during the three months ended June 30, 2025 and 2024, respectively. The change in our financing activities were primarily due to (i) the net repayments of amounts outstanding under our revolving facility during the three months ended June 30, 2025 compared with net borrowing during the three months ended June 30, 2024 and (ii) the repurchase of 197,796 shares of our common stock for $1,966,000 during the three months ended June 30, 2025.

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

We had $86,856,000 and $90,787,000 outstanding under the Revolving Facility at June 30, 2025 and March 31, 2025, respectively. In addition, $11,888,000 was outstanding for letters of credit at June 30, 2025. At June 30, 2025, after certain contractual adjustments, $134,341,000 was available under the Revolving Facility. The interest rate on our Revolving Facility was 7.40% and 7.46%, at June 30, 2025 and March 31, 2025, respectively.

The Credit Facility requires us to maintain a minimum fixed charge coverage ratio if undrawn availability is less than 22.5% of the aggregate revolving commitments and a specified minimum undrawn availability. During the three months ended June 30, 2025, undrawn availability was greater than the 22.5% threshold, therefore, the fixed charge coverage ratio financial covenant was not required to be tested.

Convertible Notes

On March 31, 2023, we entered into a note purchase agreement, as amended, (the “Note Purchase Agreement”) with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P. (collectively, the “Purchasers”) and Bison Capital Partners VI, L.P., as the purchaser representative (the “Purchaser Representative”) for the issuance and sale of $32,000,000 in aggregate principal amount of convertible notes due in 2029 (the “Convertible Notes”), which was used for general corporate purposes. The Convertible Notes bear interest at a rate of 10.0% per annum, compounded annually, and payable (i) in-kind or (ii) in cash, annually in arrears on April 1 of each year, commencing on April 1, 2024. In April 2025, non-cash accrued interest on the Convertible Notes of $3,521,000 was paid in-kind and is included in the principal amount of Convertible Notes at June 30, 2025. The Convertible Notes have an initial conversion price of $15.00 per share of the Company's common stock, subject to adjustment as provided in the Convertible Notes (“Conversion Option”). Unless and until we deliver a redemption notice, the Purchasers of the Convertible Notes may convert their Convertible Notes at any time at their option. Upon conversion, the Convertible Notes will be settled in shares of our common stock. Except in the case of the occurrence of a fundamental transaction, as defined in the form of convertible promissory note, we may not redeem the Convertible Notes prior to March 31, 2026. After March 31, 2026, we may redeem all or part of the Convertible Notes for a cash purchase (the “Company Redemption”) price. The effective interest rate was 18.3% as of June 30, 2025 and March 31, 2025, respectively.

In connection with the Note Purchase Agreement, we entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at June 30, 2025 and March 31, 2025.

The Company Redemption option has been combined with the Conversion Option as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the condensed consolidated balance sheets at June 30, 2025 and March 31, 2025. The fair value of the Conversion Option and the Company Redemption option using Level 3 inputs and the Monte Carlo simulation model was a liability of $12,900,000 and $9,000,000, and an asset of $3,640,000 and $1,530,000 at June 30, 2025 and March 31, 2025, respectively. During the three months ended June 30, 2025 and 2024, we recorded a loss of $1,790,000 and a gain of $2,580,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statement of operations and condensed consolidated statements of cash flows.

The Convertible Notes also contain additional features, such as, default interest and options related to a fundamental transaction, which were not separately accounted for as the value of such features were not material at June 30, 2025 and March 31, 2025.

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

The following is a summary of the accounts receivable discount programs:

	Three Months Ended
	June 30,
	2025	2024
Receivables discounted	$168,194,000	$144,541,000
Weighted average number of days collection was accelerated	345	342
Annualized weighted average discount rate	5.7%	6.9%
Amount of discount recognized as interest expense	$9,158,000	$9,507,000

Supplier Finance Programs

We utilize a supplier finance program, which allows certain of our suppliers to sell their receivables due from us to participating financial institutions at the sole discretion of both the supplier and the financial institutions. The program is administered by a third party. Commitments from participating financial institutions that are available to suppliers under this program were $30,000,000 at June 30, 2025 and March 31, 2025. We have no economic interest in the sale of these receivables and no direct relationship with the financial institution. Payments to the third-party administrator are based on services rendered and are not related to the volume or number of financing agreements between suppliers, financial institution, and the third-party administrator. We are not a party to agreements negotiated between participating suppliers and the financial institution. Our obligations to our suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in this program. We do not provide guarantees and there are no assets pledged to the financial institution or the third-party administrator for the committed payment in connection with this program. At June 30, 2025 and March 31, 2025, we had $31,292,000 and $33,661,000, respectively, of outstanding supplier obligations confirmed as valid under this program, included in accounts payable in the condensed consolidated balance sheets.

Capital Expenditures and Commitments

Capital Expenditures

Our total capital expenditures were $2,708,000 and $493,000 for three months ended June 30, 2025 and 2024, respectively. These capital expenditures include (i) cash paid for the purchase of plant and equipment, (ii) plant and equipment acquired under finance leases, and (iii) non-cash capital expenditures. Capital expenditures for the three months ended June 30, 2025 primarily include the purchase of equipment for our current operations and our global growth initiatives. We expect to incur approximately $8,000,000 of capital expenditures primarily to support our global growth initiatives and maintenance of our facilities and equipment during fiscal 2026. We have used and expect to continue using our working capital and additional capital lease obligations to finance these capital expenditures.

Related Party Transactions

Lease

We have an operating lease for our 35,000 square foot manufacturing, warehouse, and office facility in Ontario, Canada, with a company co-owned by a member of management. We renewed this operating lease for an additional three-year period, effective January 1, 2025. The rent expense recorded for this related party lease was $93,000 and $81,000 for the three months ended June 30, 2025 and 2024, respectively.

Convertible Note and Election of Director

In connection with the issuance and sale of our Convertible Notes on March 31, 2023, the Board appointed Douglas Trussler, a co-founder of Bison Capital, to the Board. Mr. Trussler’s compensation is different from the compensation for other non-employee directors as described in our Definitive Proxy Statement, filed with the SEC on July 29, 2025.

Litigation

We are subject to various lawsuits and claims. In addition, government agencies and self-regulatory organizations have the ability to conduct periodic examinations of and administrative proceedings regarding our business, and our compliance with law, code, and regulations related to all matters including but not limited to environmental, information security, taxes, levies, tariffs and such. We have an immaterial amount accrued related to these exposures to various lawsuits, claims, examinations, and administrative proceedings.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates that are presented in our Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on June 9, 2025.

Accounting Pronouncements Not Yet Adopted

Disclosure Improvements

In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This standard was issued in response to the SEC’s disclosure update and simplification initiative, which affects a variety of topics within the Accounting Standards Codification. The amendments apply to all reporting entities within the scope of the affected Topics unless otherwise indicated. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. We are currently evaluating the impact this guidance will have on our financial statement disclosures.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”) (Subtopic 220-40). This standard requires us to disclose, in the footnotes at each interim and annual reporting period, information about expenses by the nature of the expense in addition to certain disclosures about selling expenses. Entities are required to include the following relevant expense captions: (i) purchase of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization, and (v) depreciation, depletion and amortization recognized as part of oil and gas producing activities. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Clarifying the Effective Date, which is intended to clarify the effective date of ASU No. 2024-03. As clarified in ASU 2025-01, the new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact this guidance will have on our financial statement disclosures.

Debt with Conversion and Other Options

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which seeks to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This guidance is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements and disclosures.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2025, which was filed with the SEC on June 9, 2025.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.
Legal Proceedings

We are subject to various lawsuits and claims. In addition, government agencies and self-regulatory organizations have the ability to conduct periodic examinations of and administrative proceedings regarding our business, and our compliance with law, code, and regulations related to all matters including but not limited to environmental, information security, taxes, levies, tariffs and such. We have an immaterial amount accrued related to these exposures to various lawsuits, claims, examinations, and administrative proceedings.

Item 1A.
Risk Factors

There have been no material changes in the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 as filed with the SEC on June 9, 2025.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

Limitation on Payment of Dividends and Share Repurchases

The Credit Facility currently permits the payment of up to $27,584,000 of dividends and share repurchases for fiscal year 2026, subject to pro forma compliance with amended financial covenants.

Purchases of Equity Securities by the Issuer

Shares repurchased during the three months ended June 30, 2025 were as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 1 - April 30, 2025:
Open market and privately negotiated purchases	-	$-	$-	$13,423,000
May 1 - May 31, 2025:
Open market and privately negotiated purchases	98,671	$9.73	960,000	12,463,000
June 1 - June 30, 2025:
Open market and privately negotiated purchases	99,125	$10.15	1,006,000	11,457,000
Total	197,796		$1,966,000	$11,457,000

(1)
As of June 30, 2025, $25,543,000 has been utilized and $11,457,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our Credit Facility and Convertible Notes. We retired the 1,576,937 shares repurchased under this program through June 30, 2025. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Item 3.
Defaults Upon Senior Securities

None.

Item 5.
Other Information

(a)
None.

(b)
None.

(c)
During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408 of Regulation S-K.

During the quarter ended June 30, 2025, the Company purchased 197,796 shares under Rule 10b5-1 trading arrangement. The adoption of a 10b5-1 trading arrangement allows the Company the ability to repurchase shares when it would be ordinarily restricted from purchases due to blackout periods or being in possession of material non-public information.

Item 6.
Exhibits

(a)
Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).
3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.
3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).
3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.
3.6	Amended and Restated By-Laws of Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.
3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 17, 2014.
3.8	Amended and Restated By-Laws of Motorcar Parts of America, Inc., as amended on February 4, 2016	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 10, 2016.
3.9	Amendment to the Amended and Restated By-Laws of Motorcar Parts of America, Inc., as adopted on June 9, 2016	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 14, 2016.
3.10	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 22, 2017.
3.11	Third Amendment to the Amended and Restated By-Laws of Motorcar Parts of America, Inc., as adopted on January 26, 2022	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 1, 2022.
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed on August 9, 2022.
4.2	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

Number	Description of Exhibit	Method of Filing
4.3	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.
4.4	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.
4.5	Third Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on November 20, 2017.
4.6	Fourth Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 24, 2020.
4.7	2022 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 29, 2022.
4.8	Form of Convertible Promissory Note	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 31, 2023.
4.9	Form of Common Stock Warrant	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 31, 2023.
4.10	First Amended and Restated Convertible Promissory Note	Incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K filed on June 14, 2023.
4.11	First Amended and Restated Common Stock Warrant	Incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed on June 14, 2023.
4.12	First Amended and Restated 2022 Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on July 26, 2024.
10.1	Policy for Recovery of Erroneously Awarded Compensation	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.
31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.
32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

Number	Description of Exhibit	Method of Filing
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document).
101.SCM	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC.

Dated: August 11, 2025	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: August 11, 2025	By:	/s/ Kamlesh Shah
Kamlesh Shah
Chief Accounting Officer