Form 10-Q
period 2025-09-30
MOTORCAR PARTS OF AMERICA INC
filed 2025-11-10
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

There were 19,558,015 shares of Common Stock outstanding at November 3, 2025.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2025	March 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$15,710,000	$9,429,000
Short-term investments	2,025,000	1,881,000
Accounts receivable — net	104,010,000	91,064,000
Inventory — net	372,590,000	359,669,000
Contract assets	30,306,000	29,606,000
Prepaid expenses and other current assets	22,091,000	19,822,000
Total current assets	546,732,000	511,471,000
Plant and equipment — net	32,292,000	31,990,000
Operating lease assets	67,208,000	66,603,000
Long-term deferred income taxes	5,897,000	4,569,000
Long-term contract assets	331,344,000	336,268,000
Goodwill and intangible assets — net	3,603,000	3,757,000
Other assets	2,892,000	2,978,000
TOTAL ASSETS	$989,968,000	$957,636,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$196,245,000	$172,117,000
Customer finished goods returns accrual	38,058,000	34,411,000
Contract liabilities	52,588,000	38,158,000
Revolving loan	72,419,000	90,787,000
Other current liabilities	5,709,000	5,570,000
Operating lease liabilities	9,763,000	9,982,000
Total current liabilities	374,782,000	351,025,000
Convertible notes, related party	43,444,000	35,207,000
Long-term contract liabilities	243,582,000	241,404,000
Long-term deferred income taxes	640,000	362,000
Long-term operating lease liabilities	61,031,000	65,308,000
Other liabilities	7,953,000	6,631,000
Total liabilities	731,432,000	699,937,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 19,547,144 and 19,435,706 shares issued and outstanding at September 30, 2025 and March 31, 2025, respectively	195,000	194,000
Additional paid-in capital	232,182,000	234,413,000
Retained earnings	20,926,000	20,033,000
Accumulated other comprehensive income	5,233,000	3,059,000
Total shareholders' equity	258,536,000	257,699,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$989,968,000	$957,636,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024

Net sales	$221,470,000	$208,186,000	$409,834,000	$378,073,000
Cost of goods sold	178,743,000	166,909,000	333,190,000	307,622,000
Gross profit	42,727,000	41,277,000	76,644,000	70,451,000
Operating expenses:
General and administrative	17,086,000	15,052,000	29,766,000	31,722,000
Sales and marketing	6,811,000	5,834,000	13,021,000	11,283,000
Research and development	3,928,000	2,443,000	7,234,000	4,876,000
Foreign exchange impact of lease liabilities and forward contracts	(1,469,000)	5,428,000	(9,817,000)	16,506,000
Total operating expenses	26,356,000	28,757,000	40,204,000	64,387,000
Operating income	16,371,000	12,520,000	36,440,000	6,064,000
Other expenses:
Interest expense, net	12,699,000	14,182,000	25,511,000	28,569,000
Change in fair value of compound net derivative liability	2,260,000	380,000	4,050,000	(2,200,000)
Total other expenses	14,959,000	14,562,000	29,561,000	26,369,000
Income (loss) before income tax expense	1,412,000	(2,042,000)	6,879,000	(20,305,000)
Income tax expense	3,561,000	912,000	5,986,000	734,000
Net (loss) income	$(2,149,000)	$(2,954,000)	$893,000	$(21,039,000)
Basic net (loss) income per share	$(0.11)	$(0.15)	$0.05	$(1.07)
Diluted net (loss) income per share	$(0.11)	$(0.15)	$0.04	$(1.07)
Weighted average number of shares outstanding:
Basic	19,366,633	19,760,028	19,367,840	19,717,517
Diluted	19,366,633	19,760,028	20,194,954	19,717,517

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024

Net (loss) income	$(2,149,000)	$(2,954,000)	$893,000	$(21,039,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	1,286,000	(1,268,000)	2,174,000	(1,943,000)
Total other comprehensive income (loss), net of tax	1,286,000	(1,268,000)	2,174,000	(1,943,000)
Comprehensive (loss) income	$(863,000)	$(4,222,000)	$3,067,000	$(22,982,000)

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31, 2025	19,435,706	$194,000	$234,413,000	$20,033,000	$3,059,000	$257,699,000

Share-based compensation expense	-	-	946,000	-	-	946,000
Issuance of common stock upon vesting of RSUs and PSUs, net of shares withheld for employee taxes	114,225	2,000	(498,000)	-	-	(496,000)
Repurchase and cancellation of common stock, including fees	(197,796)	(2,000)	(1,964,000)	-	-	(1,966,000)
Foreign currency translation	-	-	-	-	888,000	888,000
Net income	-	-	-	3,042,000	-	3,042,000
Balance at June 30, 2025	19,352,135	$194,000	$232,897,000	$23,075,000	$3,947,000	$260,113,000
Share-based compensation expense	-	-	1,984,000	-	-	1,984,000
Exercise of stock options, net of shares withheld for employee taxes and net share settlement of exercise price	6,466	-	101,000	-	-	101,000
Issuance of common stock upon vesting of RSUs and PSUs, net of shares withheld for employee taxes	278,657	2,000	(1,412,000)	-	-	(1,410,000)
Repurchase and cancellation of common stock, including fees	(90,114)	(1,000)	(1,388,000)	-	-	(1,389,000)
Foreign currency translation	-	-	-	-	1,286,000	1,286,000
Net loss	-	-	-	(2,149,000)	-	(2,149,000)
Balance at September 30, 2025	19,547,144	$195,000	$232,182,000	$20,926,000	$5,233,000	$258,536,000

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31, 2024	19,662,380	$197,000	$236,255,000	$39,503,000	$9,155,000	$285,110,000
Share-based compensation expense	-	-	1,000,000	-	-	1,000,000
Issuance of common stock upon vesting of RSUs and PSUs, net of shares withheld for employee taxes	91,205	1,000	(182,000)	-	-	(181,000)
Foreign currency translation	-	-	-	-	(675,000)	(675,000)
Net loss	-	-	-	(18,085,000)	-	(18,085,000)
Balance at June 30, 2024	19,753,585	$198,000	$237,073,000	$21,418,000	$8,480,000	$267,169,000
Share-based compensation expense	-	-	1,016,000	-	-	1,016,000
Issuance of common stock upon vesting of RSUs and PSUs, net of shares withheld for employee taxes	22,788	-	-	-	-	-
Foreign currency translation	-	-	-	-	(1,268,000)	(1,268,000)
Net loss	-	-	-	(2,954,000)	-	(2,954,000)
Balance at September 30, 2024	19,776,373	$198,000	$238,089,000	$18,464,000	$7,212,000	$263,963,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$893,000	$(21,039,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,822,000	5,330,000
Amortization of debt issuance costs	1,194,000	1,085,000
Amortization of interest on contract liabilities	329,000	396,000
Accrued interest on convertible notes, related party	1,936,000	1,760,000
Amortization of core premiums paid to customers	5,355,000	4,872,000
Amortization of finished goods premiums paid to customers	480,000	477,000
Noncash lease expense	4,985,000	4,988,000
Foreign exchange impact of lease liabilities and forward contracts	(9,817,000)	16,506,000
Change in fair value of compound net derivative liability	4,050,000	(2,200,000)
Gain on short-term investments	(235,000)	(132,000)
Net provision for inventory reserves	4,126,000	7,455,000
Net provision for customer payment discrepancies and credit losses	836,000	355,000
Deferred income taxes	(481,000)	(3,325,000)
Share-based compensation expense	2,930,000	2,016,000
Loss on disposal of plant and equipment	17,000	67,000
Changes in operating assets and liabilities:
Accounts receivable	(13,049,000)	(17,216,000)
Inventory	(16,340,000)	11,109,000
Prepaid expenses and other current assets	853,000	456,000
Other assets	343,000	(1,341,000)
Accounts payable and accrued liabilities	25,149,000	(12,671,000)
Customer finished goods returns accrual	3,541,000	(613,000)
Contract assets	(1,136,000)	(4,865,000)
Contract liabilities	15,958,000	15,359,000
Operating lease liabilities	(5,013,000)	(4,470,000)
Other liabilities	167,000	(2,348,000)
Net cash provided by operating activities	31,893,000	2,011,000
Cash flows from investing activities:
Purchase of plant and equipment	(1,833,000)	(1,047,000)
Redemption of short-term investments	91,000	68,000
Net cash used in investing activities	(1,742,000)	(979,000)
Cash flows from financing activities:
Borrowings under revolving loan	363,711,000	202,628,000
Repayments of revolving loan	(382,079,000)	(205,937,000)
Payments for debt issuance costs	-	(15,000)
Payments on finance lease obligations	(813,000)	(860,000)
Exercise of stock options	101,000	-
Cash used to net share settle equity awards	(1,906,000)	(181,000)
Repurchase of common stock, including fees	(3,355,000)	-
Net cash used in financing activities	(24,341,000)	(4,365,000)
Effect of exchange rate changes on cash and cash equivalents	471,000	(228,000)
Net increase (decrease) in cash and cash equivalents	6,281,000	(3,561,000)
Cash and cash equivalents — Beginning of period	9,429,000	13,974,000
Cash and cash equivalents — End of period	$15,710,000	$10,413,000

Supplemental disclosures of cash flow information:
Cash paid for interest, net	$22,232,000	$24,843,000
Cash paid for income taxes, net of refunds	3,521,000	3,276,000
Cash paid for operating leases	7,212,000	6,804,000
Cash paid for finance leases	965,000	956,000
Plant and equipment acquired under finance leases	1,928,000	164,000
Assets acquired under operating leases	298,000	2,512,000
Accrued capital expenditures	185,000	24,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2025
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

2. Basis of Presentation and New Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 9, 2025.

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

Accounting Pronouncements Not Yet Adopted

Disclosure Improvements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This standard was issued in response to the SEC’s disclosure update and simplification initiative, which affects a variety of topics within the Accounting Standards Codification. The amendments apply to all reporting entities within the scope of the affected topics unless otherwise indicated. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.

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

Measurement of Credit Losses

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. This guidance is effective for annual periods beginning after December 15, 2025, including interim reporting periods within those fiscal years, with early adoption permitted. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and disclosures.

Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the recognition and disclosure guidance for internal-use software costs, removing the previous software development stage model with a probable-to-complete recognition threshold. This guidance is effective for annual periods beginning after December 15, 2027, including interim reporting periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and disclosures.

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

Accounts receivable — net is comprised of the following:

	September 30, 2025	March 31, 2025
Accounts receivable - net
Accounts receivable — trade	$122,509,000	$113,807,000
Allowance for credit losses	(274,000)	(207,000)
Customer payment discrepancies	(2,155,000)	(1,765,000)
Customer returns RGA issued	(16,070,000)	(20,771,000)
Total accounts receivable — net	$104,010,000	$91,064,000

4. Inventory — Net

Inventory — net is comprised of the following:

	September 30, 2025	March 31, 2025
Inventory — net
Raw materials	$154,168,000	$150,274,000
Work-in-process	9,607,000	7,821,000
Finished goods	209,538,000	202,078,000
	373,313,000	360,173,000
Less allowance for excess and obsolete inventory	(19,019,000)	(18,964,000)
Inventory	354,294,000	341,209,000
Inventory unreturned	18,296,000	18,460,000
Total inventory — net	$372,590,000	$359,669,000

5. Contract Assets

During the three months ended September 30, 2025 and 2024, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $1,225,000 and $1,164,000, respectively, for the revaluation of cores that are part of the finished goods on the customers’ shelves to the lower of cost or net realizable value. During the six months ended September 30, 2025 and 2024, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $2,251,000 and $1,558,000, respectively, for the revaluation of cores that are part of the finished goods on the customers’ shelves to the lower of cost or net realizable value.

In addition, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations and long-term core inventory deposits by $14,154,000 during the three and six months ended September 30, 2025, in connection with the realignment of inventory at certain customer distribution centers.

Contract assets are comprised of the following:

	September 30, 2025	March 31, 2025
Short-term contract assets
Cores expected to be returned by customers	$17,554,000	$17,732,000
Core premiums paid to customers	10,449,000	9,669,000
Upfront payments to customers	1,300,000	1,400,000
Finished goods premiums paid to customers	1,003,000	805,000
Total short-term contract assets	$30,306,000	$29,606,000

Long-term contract assets
Remanufactured cores held at customers' locations	$301,259,000	$301,388,000
Core premiums paid to customers	25,892,000	24,714,000
Long-term core inventory deposits	-	5,569,000
Finished goods premiums paid to customers	2,697,000	2,483,000
Upfront payments to customers	1,496,000	2,114,000
Total long-term contract assets	$331,344,000	$336,268,000

6. Significant Customer and Other Information

Significant Customer Concentrations

The largest customers accounted for the following percentage of consolidated net sales:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net sales
Customer A	38%	34%	38%	37%
Customer B	28%	21%	26%	20%
Customer C	21%	31%	21%	29%

Revenues for these customers were derived from the Hard Parts segment and Test Solutions and Diagnostic Equipment segment. See Note 18 for a discussion of the Company’s segments.

The largest customers accounted for the following percentage of accounts receivable – trade:

	September 30, 2025	March 31, 2025
Accounts receivable - trade
Customer A	36%	41%
Customer B	34%	26%
Customer C	7%	7%

Geographic and Product Information

The Company’s products are sold predominantly in North America and accounted for the following percentages of consolidated net sales:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Product line
Rotating electrical products	69%	68%	68%	67%
Brake-related products	21%	21%	22%	22%
Wheel hub products	6%	7%	6%	7%
Other products	4%	4%	4%	4%
	100%	100%	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three and six months ended September 30, 2025 and 2024.

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

The Company had $72,419,000 and $90,787,000 outstanding under the Revolving Facility at September 30, 2025 and March 31, 2025, respectively. In addition, $15,470,000 was outstanding for letters of credit at September 30, 2025. At September 30, 2025, after certain contractual adjustments, $145,376,000 was available under the Revolving Facility. The interest rate on the Company’s Revolving Facility was 7.42% and 7.46%, at September 30, 2025 and March 31, 2025, respectively.

The Credit Facility requires the Company to maintain a minimum fixed charge coverage ratio if undrawn availability is less than 22.5% of the aggregate revolving commitments and a specified minimum undrawn availability. During the six months ended September 30, 2025, undrawn availability was greater than the 22.5% threshold, therefore, the fixed charge coverage ratio financial covenant was not required to be tested.

Convertible Notes

On March 31, 2023, the Company entered into a note purchase agreement, as amended, (the “Note Purchase Agreement”) with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P. (collectively, the “Purchasers”) and Bison Capital Partners VI, L.P., as the purchaser representative (the “Purchaser Representative”) for the issuance and sale of $32,000,000 in aggregate principal amount of convertible notes due in 2029 (the “Convertible Notes”), which was used for general corporate purposes. The Convertible Notes bear interest at a rate of 10.0% per annum, compounded annually, and payable (i) in-kind or (ii) in cash, annually in arrears on April 1 of each year, commencing on April 1, 2024. In April 2025, non-cash accrued interest on the Convertible Notes of $3,521,000 was paid in-kind and is included in the principal amount of Convertible Notes at September 30, 2025. The Convertible Notes have an initial conversion price of $15.00 per share of the Company’s common stock, subject to adjustment as provided in the Convertible Notes (“Conversion Option”). Unless and until the Company delivers a redemption notice, the Purchasers of the Convertible Notes may convert their Convertible Notes at any time at their option. Upon conversion, the Convertible Notes will be settled in shares of the Company’s common stock. Except in the case of the occurrence of a fundamental transaction, as defined in the form of convertible promissory note, the Company may not redeem the Convertible Notes prior to March 31, 2026. After March 31, 2026, the Company may redeem all or part of the Convertible Notes for a cash purchase (the “Company Redemption”) price. The effective interest rate was 18.3% as of September 30, 2025 and March 31, 2025, respectively.

The Company’s Convertible Notes are comprised of the following:

	September 30, 2025	March 31, 2025
Convertible Notes, related party
Principal amount of Convertible Notes	$38,730,000	$35,209,000
Less: unamortized debt discount attributed to Compound Net Derivative Liability	(5,972,000)	(6,556,000)
Less: unamortized debt discount attributed to debt issuance costs	(834,000)	(916,000)
Carrying amount of the Convertible Notes	31,924,000	27,737,000
Plus: Compound Net Derivative Liability	11,520,000	7,470,000
Net carrying amount of Convertible Notes, related party	$43,444,000	$35,207,000

In connection with the Note Purchase Agreement, the Company entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at September 30, 2025 and March 31, 2025.

The Company Redemption option has been combined with the Conversion Option as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the condensed consolidated balance sheets at September 30, 2025 and March 31, 2025. The fair value of the Conversion Option and the Company Redemption option using Level 3 inputs and the Monte Carlo simulation model was a liability of $29,600,000 and $9,000,000, and an asset of $18,080,000 and $1,530,000 at September 30, 2025 and March 31, 2025, respectively. During the three months ended September 30, 2025 and 2024, the Company recorded a loss of $2,260,000 and $380,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statements of operations. During the six months ended September 30, 2025 and 2024, the Company recorded a loss of $4,050,000 and a gain of $2,200,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

The Convertible Notes also contain additional features, such as, default interest and options related to a fundamental transaction, which were not separately accounted for as the value of such features were not material at September 30, 2025 and March 31, 2025.

Interest expense related to the Convertible Notes is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Interest expense on Convertible Notes
Contractual interest expense	$968,000	$880,000	$1,936,000	$1,760,000
Accretion of debt discount	299,000	249,000	584,000	487,000
Amortization of debt issuance costs	41,000	35,000	82,000	68,000
Total interest expense on Convertible Notes	$1,308,000	$1,164,000	$2,602,000	$2,315,000

There are no future payments required under the Convertible Notes prior to their maturity, therefore, the principal amount of the Convertible Notes plus interest payable in-kind, assuming no early redemption or conversion has occurred, of $56,704,000 would be paid on March 30, 2029.

8. Contract Liabilities

During the three and six months ended September 30, 2025, the Company recognized remanufactured core revenue of $14,797,000 and reduced the customer core returns accruals in connection with the realignment of inventory at certain customer distribution centers.

Contract liabilities are comprised of the following:

	September 30, 2025	March 31, 2025
Short-term contract liabilities
Customer allowances earned	$20,461,000	$16,283,000
Customer core returns accruals	14,538,000	13,880,000
Core bank liability	10,953,000	1,795,000
Accrued core payment	3,916,000	3,196,000
Customer deposits	2,347,000	2,486,000
Finished goods liabilities	373,000	518,000
Total short-term contract liabilities	$52,588,000	$38,158,000

Long-term contract liabilities
Customer core returns accruals	$240,287,000	$227,588,000
Accrued core payment	3,295,000	3,768,000
Core bank liability	-	10,048,000
Total long-term contract liabilities	$243,582,000	$241,404,000

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

In connection with the remeasurement of these leases, the Company recorded a gain of $1,467,000 and a loss of $3,978,000 during the three months ended September 30, 2025 and 2024, respectively, and a gain of $5,469,000 and a loss of $9,687,000 during the six months ended September 30, 2025 and 2024, respectively. These amounts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of operations.

During the year ended March 31, 2025, the Company ceased manufacturing operations at its Torrance, California facility as a part of its strategy to enhance its operating efficiencies. This represented a significant change to the use of this right-of-use asset, which required a reassessment of the Company’s asset groups. The Company concluded that this right-of-use asset was no longer part of the Hard Parts asset group. The Company performed a test for recoverability (using Level 3 inputs) which resulted in no impairment at September 30, 2025. Any future changes to the assumptions and estimates from those anticipated may affect the carrying value of right-of-use assets and could result in impairment charges.

Balance sheet information for leases is as follows:

Leases	Classification	September 30, 2025	March 31, 2025
Assets:
Operating	Operating lease assets	$67,208,000	$66,603,000
Finance	Plant and equipment	5,071,000	4,296,000
Total leased assets		$72,279,000	$70,899,000

Liabilities:
Current
Operating	Operating lease liabilities	$9,763,000	$9,982,000
Finance	Other current liabilities	1,229,000	1,222,000
Long-term
Operating	Long-term operating lease liabilities	61,031,000	65,308,000
Finance	Other liabilities	3,068,000	1,954,000
Total lease liabilities		$75,091,000	$78,466,000

Lease cost recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Lease cost
Operating lease cost	$3,571,000	$3,523,000	$7,061,000	$7,282,000
Short-term lease cost	296,000	381,000	512,000	693,000
Variable lease cost	115,000	91,000	248,000	255,000
Finance lease cost:
Amortization of finance lease assets	348,000	295,000	703,000	653,000
Interest on finance lease liabilities	78,000	45,000	152,000	96,000
Total lease cost	$4,408,000	$4,335,000	$8,676,000	$8,979,000

Maturities of lease commitments at September 30, 2025 by fiscal year were as follows:

Maturity of lease liabilities by fiscal year	Operating Leases	Finance Leases	Total
2026 - remaining six months	$7,103,000	$811,000	$7,914,000
2027	12,350,000	1,346,000	13,696,000
2028	11,700,000	1,091,000	12,791,000
2029	11,192,000	826,000	12,018,000
2030	11,377,000	749,000	12,126,000
Thereafter	32,136,000	96,000	32,232,000
Total lease payments	85,858,000	4,919,000	90,777,000
Less amount representing interest	(15,064,000)	(622,000)	(15,686,000)
Present value of lease liabilities	$70,794,000	$4,297,000	$75,091,000

Other information about leases is as follows:

	September 30, 2025	March 31, 2025
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	3.9	3.2
Operating leases	6.9	7.3
Weighted-average discount rate:
Finance leases	7.1%	7.0%
Operating leases	5.8%	5.8%

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

The following is a summary of accounts receivable discount programs:

	Six Months Ended September 30,
	2025	2024
Receivables discounted	$339,254,000	$303,638,000
Weighted average number of days collection was accelerated	345	343
Annualized weighted average discount rate	5.6%	6.5%
Amount of discount recognized as interest expense	$18,098,000	$18,870,000

11. Supplier Finance Programs

The Company utilizes a supplier finance program, which allows certain of the Company’s suppliers to sell their receivables due from the Company to participating financial institutions at the sole discretion of both the supplier and the financial institutions. The program is administered by a third party. Commitments from participating financial institutions that are available to suppliers under this program increased to $40,000,000 from $30,000,000 during the three months ended September 30, 2025. The Company has no economic interest in the sale of these receivables and no direct relationship with the financial institution. Payments to the third-party administrator are based on services rendered and are not related to the volume or number of financing agreements between suppliers, financial institution, and the third-party administrator. The Company is not a party to agreements negotiated between participating suppliers and the financial institution. The Company's obligations to its suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in this program. The Company does not provide guarantees and there are no assets pledged to the financial institution or the third-party administrator for the committed payment in connection with this program. At September 30, 2025 and March 31, 2025, the Company had $36,644,000 and $33,661,000, respectively, of outstanding supplier obligations confirmed as valid under this program, included in accounts payable in the condensed consolidated balance sheets.

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

The following presents a reconciliation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024

Net (loss) income	$(2,149,000)	$(2,954,000)	$893,000	$(21,039,000)

Basic shares	19,366,633	19,760,028	19,367,840	19,717,517
Effect of potentially dilutive securities	-	-	827,114	-
Diluted shares	19,366,633	19,760,028	20,194,954	19,717,517
Net (loss) income per share:

Basic net (loss) income per share	$(0.11)	$(0.15)	$0.05	$(1.07)

Diluted net (loss) income per share	$(0.11)	$(0.15)	$0.04	$(1.07)

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net (loss) income per share. For the three and six months ended September 30, 2025, there were 2,476,067 and 901,182, respectively, of potential common shares not included in the calculation of diluted net (loss) income per share because their effect was anti-dilutive. For the three and six months ended September 30, 2024, there were 2,357,749 of potential common shares not included in the calculation of diluted net loss per share because their effect was anti-dilutive.

In addition, for the three and six months ended September 30, 2025, there were 2,711,084 and 2,678,810, respectively, of potential common shares not included in the calculation of diluted net income per share under the “if-converted” method for the Convertible Notes because their effect was anti-dilutive. For the three and six months ended September 30, 2024, there were 2,435,281, respectively, of potential common shares not included in the calculation of diluted net loss per share under the “if-converted” method for the Convertible Notes because their effect was anti-dilutive. The potential common shares related to the Warrants issued in connection with the Convertible Notes (see Note 7) are anti-dilutive until they become exercisable and as of September 30, 2025, the Warrants were not exercisable.

13. Income Taxes

The Company recorded income tax expense of $3,561,000, or an effective tax rate of 252.2%, and $912,000, or an effective tax rate of (44.7)%, for the three months ended September 30, 2025 and 2024, respectively. The Company recorded income tax expense of $5,986,000, or an effective tax rate of 87.0%, and $734,000, or an effective tax rate of (3.6)%, for the six months ended September 30, 2025 and 2024, respectively. The effective tax rate for the three and six months ended September 30, 2025, was primarily impacted by the change in valuation allowance on certain jurisdictions' deferred tax assets resulting from current year activities and foreign income taxed at rates that are different from the federal statutory rate.

Management continues to monitor its valuation allowance position in its various jurisdictions. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, past financial performance, and tax planning strategies. Based on this analysis, the Company determined that it is more likely than not that certain deferred tax assets will not be realized. As a result, the Company continued to maintain valuation allowances on its U.S. and one of its Mexican subsidiaries’ deferred tax assets. The Company will monitor its position in future periods. Should the actual amount differ from the Company’s estimates, the amount of any valuation allowance could be impacted.

The Company and its subsidiaries file income tax returns for the U.S. federal, various state, and foreign jurisdictions with varying statutes of limitations. At September 30, 2025, the Company remains subject to examination for fiscal years ended March 31, 2022 and forward. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the U.S. The OBBBA included a broad range of tax reform provisions, including making permanent key elements of the Tax Cuts and Jobs Act of 2017. The OBBBA did not have a material impact to the Company for the year ended March 31, 2026 and the Company is currently evaluating the potential impact of provisions of the OBBBA that are effective in subsequent years.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $41,553,000 and $45,921,000 at September 30, 2025 and March 31, 2025, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to these derivative transactions is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of operations.

The following shows the effect of derivative instruments on the condensed consolidated statements of operations:

	Foreign Exchange Impact of Lease Liabilities and Forward Contracts
Derivatives Not Designated as	Three Months Ended September 30,		Six Months Ended September 30,
Hedging Instruments	2025	2024	2025	2024
Gain (loss) from forward foreign currency exchange contracts	$2,000	$(1,450,000)	$4,348,000	$(6,819,000)

The changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of cash flows for the six months ended September 30, 2025 and 2024. The fair value of the forward foreign currency exchange contracts of $2,685,000 is included in prepaid expenses and other current assets in the condensed consolidated balance sheets at September 30, 2025. The fair value of the forward foreign currency exchange contracts of $1,663,000 is included in other current liabilities in the condensed consolidated balance sheets at March 31, 2025.

15. Fair Value Measurements

The following summarizes financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	September 30, 2025				March 31, 2025
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$2,025,000	$2,025,000	$-	$-	$1,881,000	$1,881,000	$-	$-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	2,685,000	-	2,685,000	-	-	-	-	-

Liabilities
Other current liabilities
Deferred compensation	2,025,000	2,025,000	-	-	1,881,000	1,881,000	-	-
Forward foreign currency exchange contracts	-	-	-	-	1,663,000	-	1,663,000	-
Convertible notes, related party
Compound Net Derivative Liability	11,520,000	-	-	11,520,000	7,470,000	-	-	7,470,000

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

Compound Net Derivative Liability

The Company estimates the fair value of the Compound Net Derivative Liability (see Note 7) using Level 3 inputs and the Monte Carlo simulation model at the balance sheet date. The Monte Carlo simulation model requires the input of subjective assumptions including the expected volatility of the underlying stock. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. This amount is recorded within convertible notes, related party in the condensed consolidated balance sheets at September 30, 2025 and March 31, 2025. Any changes in the fair value of the Compound Net Derivative Liability are recorded in change in fair value of compound net derivative liability in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

The following assumptions were used to determine the fair value of the Compound Net Derivative Liability:

	September 30, 2025	March 31, 2025
Risk free interest rate	3.64%	3.91%
Cost of equity	20.30%	21.30%
Weighted average cost of capital	15.40%	14.90%
Expected volatility of the Company's common stock	57.50%	40.00%
EBITDA volatility	35.00%	45.00%

The following summarizes the activity for Level 3 fair value measurements:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$9,260,000	$4,830,000	$7,470,000	$7,410,000
Changes in fair value of Compound Net Derivative Liability included in earnings	2,260,000	380,000	4,050,000	(2,200,000)
Ending balance	$11,520,000	$5,210,000	$11,520,000	$5,210,000

During the three months ended September 30, 2025, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loan and other long-term liabilities approximate their fair value based on the variable nature of interest rates and current rates for instruments with similar characteristics. At September 30, 2025 and March 31, 2025, the net carrying amount of the Convertible Notes was $43,444,000 and $35,207,000, respectively (see Note 7). The estimated fair value of the Company’s Convertible Notes was $62,014,000 and $42,398,000 using Level 3 inputs at September 30, 2025 and March 31, 2025, respectively.

16.  Share-based Payments

Stock Options

During the six months ended September 30, 2025 and 2024, no options to purchase shares of the Company’s common stock were granted.

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2025	1,053,561	$20.20
Exercised	(6,466)	$15.59
Forfeited/Cancelled	(5,825)	$20.72
Expired	(68,200)	$31.13
Outstanding at September 30, 2025	973,070	$19.47

At September 30, 2025, options to purchase 43,645 shares of common stock were unvested at a weighted average exercise price of $9.32.

At September 30, 2025, there was $159,000 of total unrecognized compensation expense related to unvested stock option awards, which will be recognized over the weighted average remaining vesting period of approximately 1.0 year.

Restricted Stock Units (“RSUs”)

During the six months ended September 30, 2025 and 2024, the Company granted 487,597 and 316,040, respectively, of time-based vesting RSUs, based on the closing market price on the grant date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2025	505,373	$7.26
Granted	487,597	$10.35
Vested	(230,354)	$8.09
Forfeited/Cancelled	(4,897)	$7.72
Outstanding at September 30, 2025	757,719	$9.01

At September 30, 2025, there was $5,889,000 of unrecognized compensation expense related to RSUs, which will be recognized over the weighted average remaining vesting period of approximately 2.3 years.

Performance Stock Units (“PSUs”)

During the six months ended September 30, 2025, the Company granted 353,778 PSUs (at target performance levels) based on the Company’s stock price or a total shareholder return (“TSR”) market conditions. During the six months ended September 30, 2024, the Company granted 155,391 PSUs (at target performance levels), based on a TSR market condition. All PSUs granted have a three-year performance period, subject to continued employment.

Stock Price PSUs

During the six months ended September 30, 2025, the Company granted 176,893 PSUs (at target performance levels), which vest as follows: (i) if the stock price is greater than or equal to $15.00 per share, then 1/3 of the grant will vest, (ii) if the stock price is greater than or equal to $17.00 per share then the next 1/3 of the grant will vest, and (iii) if the stock price is greater than or equal to $20.00 per share then the final 1/3 of the grant will vest. Recipients are eligible to vest in between 50% and 150% of the third tranche by achieving a stock price between $18.00 and $22.00 per share (each stock price target must be met for thirty consecutive trading days). The Company calculated the fair value of these PSUs individually for each tranche using the Monte Carlo Simulation Model at the grant date. Compensation cost is recognized over the estimated derived service period. Compensation cost related to these awards will not be adjusted even if the market condition is not met.

During the six months ended September 30, 2024, the Company did not grant any PSUs based on the Company’s stock price.

TSR PSUs

During the six months ended September 30, 2025 and 2024, the Company granted 176,885 and 155,391 PSUs (at target performance levels), respectively, which cliff vest and the number of shares earned at the end of the three-year performance period will vary, based only on actual performance, from 0% to 150% of the target number of PSUs granted, depending on the Company’s TSR percentile rank relative to that of a peer group over the performance period. TSR is measured based on a comparison of the closing price on the first trading day of the performance period and the average closing price over the last 30 trading days of the performance period. TSR is considered a market condition because it measures the Company’s return against the performance of the Russell 3000, excluding companies classified as financials and real estate and companies with a market capitalization of more than $600 million, as of the start of the performance period. Compensation cost is determined at the grant date and recognized on a straight-line basis over the requisite service period to the extent the conditions are deemed probable. Compensation cost related to the TSR award will not be adjusted even if the market condition is not met.

The fair value of PSUs subject to a market condition is determined using the Monte Carlo simulation model. The following table summarizes the assumptions used in determining the fair value of the awards subject to market conditions:

	Six Months Ended
	September 30,
	2025	2024
Risk free interest rate	3.86%	4.45%
Expected life in years	0.7-3.0	3
Expected volatility of the Company's common stock	66.80%	59.80%
Average correlation coefficient of peer companies	15.70%	16.50%
Expected dividend yield	-	-
Grant date fair value	$7.33-12.68	$8.65

The following is a summary of non-vested PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2025	764,387	$7.42
Granted	353,778	$10.57
Vested	(294,540)	$6.77
Forfeited/Cancelled	(78,347)	$13.43
Outstanding at September 30, 2025	745,278	$8.53

At September 30, 2025, there was $4,171,000 of unrecognized compensation expense related to these awards, which will be recognized over the weighted average remaining vesting period of approximately 2.1 years.

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

The following summarizes the changes in the warranty returns:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Balance at beginning of period	$18,131,000	$15,046,000	$19,677,000	$19,326,000
Charged to expense	44,313,000	41,744,000	82,766,000	75,096,000
Amounts processed	(44,684,000)	(40,141,000)	(84,683,000)	(77,773,000)
Balance at end of period	$17,760,000	$16,649,000	$17,760,000	$16,649,000

At September 30, 2025 and March 31, 2025, the Company’s total warranty return accrual was $17,760,000 and $19,677,000, respectively, of which $8,015,000 and $6,478,000, respectively, was included in the customer returns RGA issued within accounts receivable—net and $9,745,000 and $13,199,000, respectively, was included in the customer finished goods returns accrual in the condensed consolidated balance sheets.

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

Financial information relating to the Company’s segments is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net sales to external customers for Hard Parts reportable segment	$207,606,000	$194,677,000	$382,495,000	$352,864,000
Intersegment sales for Hard Parts reportable segment	203,000	464,000	461,000	496,000
Total net sales for Hard Parts reportable segment	$207,809,000	$195,141,000	$382,956,000	$353,360,000

Reconciliation of net sales
Other net sales (1)	$13,864,000	$13,509,000	$27,339,000	$25,209,000
Elimination of intersegment net sales	(203,000)	(464,000)	(461,000)	(496,000)
Total consolidated net sales	$221,470,000	$208,186,000	$409,834,000	$378,073,000

Less (2):
Material, labor, and overhead expenses	$126,840,000	$130,905,000	$240,735,000	$240,122,000
Logistic expenses (3)	41,808,000	25,899,000	72,473,000	48,677,000
Revaluation of cores on customers' shelves	1,225,000	1,164,000	2,251,000	1,558,000
Foreign exchange impact of lease liabilities and forward contracts	(1,469,000)	5,428,000	(9,817,000)	16,506,000
Other segment items (4)	23,478,000	20,462,000	42,955,000	41,673,000
Total operating income for Hard Parts reportable segment	$15,927,000	$11,283,000	$34,359,000	$4,824,000

Reconciliation of profit (loss)
Other operating income (1)	428,000	1,199,000	2,061,000	1,193,000
Elimination of intersegment operating income	16,000	38,000	20,000	47,000
Interest expense, net	(12,699,000)	(14,182,000)	(25,511,000)	(28,569,000)
Change in fair value of compound net derivative liability	(2,260,000)	(380,000)	(4,050,000)	2,200,000
Total consolidated income (loss) before income tax expense	$1,412,000	$(2,042,000)	$6,879,000	$(20,305,000)

Reconciliations of other significant items and assets:

Depreciation and amortization
Depreciation and amortization for Hard Parts reportable segment (5)	$2,095,000	$2,401,000	$4,327,000	$4,926,000
Other depreciation and amortization (1)	278,000	200,000	495,000	404,000
Total consolidated depreciation and amortization	$2,373,000	$2,601,000	$4,822,000	$5,330,000

Capital Expenditures
Captial expenditures for Hard Parts reportable segment	$374,000	$548,000	$768,000	$801,000
Other capital expenditures (1)	652,000	9,000	1,065,000	246,000
Total consolidated capital expenditures	$1,026,000	$557,000	$1,833,000	$1,047,000

Assets	September 30, 2025	March 31, 2025
Total assets for Hard Parts reportable segment	$998,888,000	$967,178,000
Other assets (1)	60,966,000	58,355,000
Elimination of intersegment assets	(69,886,000)	(67,897,000)
Total consolidated assets	$989,968,000	$957,636,000

(1)
Net sales, operating income, depreciation and amortization, capital expenditures, and assets from segments below the quantitative threshold are attributable to the Company’s Test Solutions and Diagnostic Equipment and the Heavy Duty operating segments. Neither of these two operating segments has ever met any of the quantitative thresholds for determining reportable segments.
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

19. Share Repurchases

In August 2018, the Company’s board of directors approved an increase in its share repurchase program from $20,000,000 to $37,000,000 of its common stock. During the six months ended September 30, 2025, the Company repurchased 287,910 shares of its common stock for $3,355,000. As of September 30, 2025, $26,932,000 has been utilized and $10,068,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in the Company’s Credit Facility and Convertible Notes. The Company retired the 1,667,051 shares repurchased under this program through September 30, 2025. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

20. Related Party Transactions

Lease

The Company has an operating lease for its 35,000 square foot manufacturing, warehouse, and office facility in Ontario, Canada, with a company co-owned by a member of management. The Company renewed this operating lease for an additional three-year period, effective January 1, 2025. The rent expense recorded for this related party lease was $94,000 and $81,000 for the three months ended September 30, 2025 and 2024, respectively. The rent expense recorded for this related party lease was $187,000 and $162,000 for the six months ended September 30, 2025 and 2024, respectively.

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

Results of Operations for the Three Months Ended September 30, 2025 and 2024

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key consolidated operating data:

	Three Months Ended
	September 30,
	2025	2024
Cash flow provided by operations	$21,865,000	$22,852,000
Finished goods turnover (annualized) (1)	4.8	4.1

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended
	September 30,
	2025	2024
Net sales	$221,470,000	$208,186,000
Cost of goods sold	178,743,000	166,909,000
Gross profit	42,727,000	41,277,000
Gross margin	19.3%	19.8%

Net Sales. Our consolidated net sales for the three months ended September 30, 2025 were $221,470,000, which represents an increase of $13,284,000, or 6.4%, from the three months ended September 30, 2024 of $208,186,000. Our sales for the three months ended September 30, 2025 compared with the three months ended September 30, 2024 reflect the recognition of remanufactured core revenue of $14,797,000 in connection with the realignment of inventory at certain customer distribution centers offset by the timing of purchases by one of our largest customers.

Gross Profit. Our consolidated gross profit was $42,727,000, or 19.3% of consolidated net sales, for the three months ended September 30, 2025 compared with $41,277,000, or 19.8% of consolidated net sales, for the three months ended September 30, 2024. The gross profit was impacted by $698,000 for net tariff costs paid for products sold before price increases were effective.

In addition, our gross margin for the three months ended September 30, 2025 and 2024 was impacted by (i) the continued amortization of core and finished goods premiums of $2,988,000 and $2,621,000, respectively and (ii) the non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, which resulted in a write-down of $1,225,000 and $1,164,000, respectively.

Operating Expenses

The following summarizes our consolidated operating expenses:

	Three Months Ended
	September 30,
	2025	2024
General and administrative	$17,086,000	$15,052,000
Sales and marketing	6,811,000	5,834,000
Research and development	3,928,000	2,443,000
Foreign exchange impact of lease liabilities and forward contracts	(1,469,000)	5,428,000

Percent of net sales

General and administrative	7.7%	7.2%
Sales and marketing	3.1%	2.8%
Research and development	1.8%	1.2%
Foreign exchange impact of lease liabilities and forward contracts	(0.7)%	2.6%

General and Administrative. Our general and administrative expenses for the three months ended September 30, 2025 were $17,086,000, which represents an increase of $2,034,000, or 13.5%, from the three months ended September 30, 2024 of $15,052,000. This increase was primarily due to (i) $967,000 of increased share-based compensation and (ii) $702,000 of increased general and administrative expenses due to the timing of expenses at our offshore locations.

Sales and Marketing. Our sales and marketing expenses for the three months ended September 30, 2025 were $6,811,000, which represents an increase of $977,000, or 16.7%, from the three months ended September 30, 2024 of $5,834,000. This increase was primarily due to (i) $459,000 of increased commissions expense and (ii) $359,000 from increased headcount to support our growth initiatives.

Research and Development. Our research and development expenses for the three months ended September 30, 2025 were $3,928,000, which represents an increase of $1,485,000, or 60.8%, from the three months ended September 30, 2024 of $2,443,000. This increase was primarily due to (i) $787,000 for engineering-related professional services, (ii) $410,000 for increased headcount to support our new product introductions, and (iii) $286,000 of increased expense for supplies and our sample library.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts were a non-cash gain of $1,469,000 compared with a non-cash loss of $5,428,000 for the three months ended September 30, 2025 and 2024, respectively. This change during the three months ended September 30, 2025 compared with the three months ended September 30, 2024 was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities, which resulted in a non-cash gain of $1,467,000 compared with a non-cash loss of $3,978,000, respectively, due to foreign currency exchange rate fluctuations and (ii) the forward foreign currency exchange contracts, which resulted in a non-cash gain of $2,000 compared with a non-cash loss of $1,450,000, respectively, due to the changes in their fair values.

Operating Income

Consolidated Operating Income. Our consolidated operating income for the three months ended September 30, 2025 was $16,371,000 compared with $12,520,000 for the three months ended September 30, 2024. This increase was primarily due to (i) our foreign exchange impact of lease liabilities and forward contracts and (ii) other items as discussed above.

Interest Expense

Interest Expense, net. Our interest expense for the three months ended September 30, 2025 was $12,699,000, which represents a decrease of $1,483,000, or 10.5%, from interest expense for the three months ended September 30, 2024 of $14,182,000. This decrease was primarily due to (i) lower average outstanding balances under our credit facility and (ii) lower interest rates on both our credit facility and accounts receivable discount programs.

Change in Fair Value of Compound Net Derivative Liability

Change in Fair Value of Compound Net Derivative Liability. Our change in fair value of compound net derivative liability associated with the convertible notes issued on March 31, 2023 was a non-cash loss of $2,260,000 and $380,000 for the three months ended September 30, 2025 and 2024, respectively.

Provision for Income Taxes

Income Tax. We recorded an income tax expense of $3,561,000, or an effective tax rate of 252.2%, and $912,000, or an effective tax rate of (44.7)%, for the three months ended September 30, 2025 and 2024, respectively. The effective tax rate for the three months ended September 30, 2025, was primarily impacted by the change in valuation allowance on certain jurisdictions’ deferred tax assets resulting from current year activities and foreign income taxed at rates that are different from the federal statutory rate.

Results of Operations for the Six Months Ended September 30, 2025 and 2024

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key consolidated operating data:

	Six Months Ended
	September 30,
	2025	2024
Cash flows provided by operations	$31,893,000	$2,011,000
Finished goods turnover (annualized) (1)	4.5	3.8

(1)
Annualized finished goods turnover for the fiscal period is calculated by multiplying cost of goods sold for the period by 2 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal period. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Six Months Ended
	September 30,
	2025	2024
Net sales	$409,834,000	$378,073,000
Cost of goods sold	333,190,000	307,622,000
Gross profit	76,644,000	70,451,000
Gross margin	18.7%	18.6%

Net Sales. Our consolidated net sales for the six months ended September 30, 2025 were $409,834,000, which represents an increase of $31,761,000, or 8.4%, from the six months ended September 30, 2024 of $378,073,000. Our sales for the six months ended September 30, 2025 compared with the six months ended September 30, 2024 reflect strong demand for rotating electrical and brake-related products. In addition, our sales for the six months ended September 30, 2025 compared with the six months ended September 30, 2024 reflect the recognition of remanufactured core revenue of $14,797,000 in connection with the realignment of inventory at certain customer distribution centers offset by the timing of purchases by one of our largest customers.

Gross Profit. Our consolidated gross profit was $76,644,000, or 18.7% of consolidated net sales, for the six months ended September 30, 2025 compared with $70,451,000, or 18.6% of consolidated net sales, for the six months ended September 30, 2024. The gross profit was impacted by $2,124,000 for net tariff costs paid for products sold before price increases were effective.

In addition, our gross margin for the six months ended September 30, 2025 and 2024 was impacted by (i) continued amortization of core and finished goods premiums of $5,835,000 and $5,349,000, respectively and (ii) the non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, which resulted in a write-down of $2,251,000 and $1,558,000, respectively.

Operating Expenses

The following summarizes our consolidated operating expenses:

	Six Months Ended
	September 30,
	2025	2024

General and administrative	$29,766,000	$31,722,000
Sales and marketing	13,021,000	11,283,000
Research and development	7,234,000	4,876,000
Foreign exchange impact of lease liabilities and forward contracts	(9,817,000)	16,506,000

Percent of net sales

General and administrative	7.3%	8.4%
Sales and marketing	3.2%	3.0%
Research and development	1.8%	1.3%
Foreign exchange impact of lease liabilities and forward contracts	(2.4)%	4.4%

General and Administrative. Our general and administrative expenses for the six months ended September 30, 2025 were $29,766,000, which represents a decrease of $1,956,000, or 6.2%, from the six months ended September 30, 2024 of $31,722,000. This decrease was primarily due to a headcount reduction in the prior year, which resulted in $2,940,000 of severance during the six months ended September 30, 2024, partially offset by $913,000 of increased share-based compensation.

Sales and Marketing. Our sales and marketing expenses for the six months ended September 30, 2025 were $13,021,000, which represents an increase of $1,738,000, or 15.4%, from the six months ended September 30, 2024 of $11,283,000. This increase was primarily due to (i) $801,000 of increased commissions expense and (ii) $590,000 from increased headcount to support our growth initiatives.

Research and Development. Our research and development expenses for the six months ended September 30, 2025 were $7,234,000, which represents an increase of $2,358,000, or 48.4%, from the six months ended September 30, 2024 of $4,876,000. This increase was primarily due to (i) $1,103,000 for engineering-related professional services, (ii) $867,000 for increased headcount to support our new product introductions, and (iii) $380,000 of increased expense for supplies and our sample library.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts were a non-cash gain of $9,817,000 compared with a non-cash loss of $16,506,000 for the six months ended September 30, 2025 and 2024, respectively. This change during the six months ended September 30, 2025 compared with the six months ended September 30, 2024 was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities, which resulted in a non-cash gain of $5,469,000 compared with a non-cash loss of $9,687,000, respectively, due to foreign currency exchange rate fluctuations and (ii) the forward foreign currency exchange contracts, which resulted in a non-cash gain of $4,348,000 compared with a non-cash loss of $6,819,000, respectively, due to the changes in their fair values.

Operating Income

Consolidated Operating Income. Our consolidated operating income for the six months ended September 30, 2025 was $36,440,000 and $6,064,000 for the six months ended September 30, 2024. This increase was primarily due to (i) our foreign exchange impact of lease liabilities and forward contracts and (ii) other items as discussed above.

Interest Expense

Interest Expense, net. Our interest expense for the six months ended September 30, 2025 was $25,511,000, which represents a decrease of $3,058,000, or 10.7%, from interest expense for the six months ended September 30, 2024 of $28,569,000. This decrease was primarily due to (i) lower average outstanding balances under our credit facility and (ii) lower interest rates on both our credit facility and accounts receivable discount programs.

Change in Fair Value of Compound Net Derivative Liability

Change in Fair Value of Compound Net Derivative Liability. Our change in fair value of compound net derivative liability associated with the convertible notes issued on March 31, 2023 was a non-cash loss of $4,050,000 compared with a non-cash gain of $2,200,000 for the six months ended September 30, 2025 and 2024, respectively.

Provision for Income Taxes

Income Tax. We recorded an income tax expense of $5,986,000, or an effective tax rate of 87.0%, and $734,000, or an effective tax rate of (3.6)%, for the six months ended September 30, 2025 and 2024, respectively. The effective tax rate for the six months ended September 30, 2025, was primarily impacted by the change in valuation allowance on certain jurisdictions’ deferred tax assets resulting from current year activities and foreign income taxed at rates that are different from the federal statutory rate.

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $171,950,000 and $160,446,000, a ratio of current assets to current liabilities of 1.5:1.0 at September 30, 2025 and March 31, 2025.

Our primary source of liquidity was from cash generated from operations, the use of our receivable discount programs, and credit facility during the six months ended September 30, 2025. We believe our cash and cash equivalents, use of receivable discount programs, and amounts available under our credit facility are sufficient to satisfy our expected future liquidity needs, including lease and capital expenditure obligations over the next 12 months.

Share Repurchase Program

In August 2018, our board of directors approved an increase in our share repurchase program from $20,000,000 to $37,000,000 of our common stock. During the six months ended September 30, 2025, we repurchased 287,910 shares of our common stock for $3,355,000. As of September 30, 2025, $26,932,000 has been utilized and $10,068,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our credit facility and convertible notes. We retired the 1,667,051 shares repurchased under this program through September 30, 2025. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Cash Flows

The following summarizes cash flows as reflected in the condensed consolidated statements of cash flows:

	Six Months Ended
	September 30,
	2025	2024
Cash flows provided by (used in):
Operating activities	$31,893,000	$2,011,000
Investing activities	(1,742,000)	(979,000)
Financing activities	(24,341,000)	(4,365,000)
Effect of exchange rates on cash and cash equivalents	471,000	(228,000)
Net increase (decrease) in cash and cash equivalents	$6,281,000	$(3,561,000)

Additional selected cash flow data:
Depreciation and amortization	$4,822,000	$5,330,000
Capital expenditures	1,833,000	1,047,000

Net cash provided by operating activities was $31,893,000 and $2,011,000 during the six months ended September 30, 2025 and 2024, respectively. The changes in our operating activities were primarily due to (i) changes in our working capital as we continue to maximize our operating cash flow and (ii) increased operating results (net income (loss) plus the net add-back for non-cash transactions in earnings).

Net cash used in investing activities was $1,742,000 and $979,000 during the six months ended September 30, 2025 and 2024, respectively. The change in our investing activities primarily resulted from increased capital expenditures.

Net cash used in financing activities was $24,341,000 and $4,365,000 during the six months ended September 30, 2025 and 2024, respectively. The change in our financing activities were primarily due to (i) increased net repayments of amounts outstanding under our revolving facility during the six months ended September 30, 2025 compared with the six months ended September 30, 2024 and (ii) the repurchase of 287,910 shares of our common stock for $3,355,000 during the six months ended September 30, 2025.

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

We had $72,419,000 and $90,787,000 outstanding under the Revolving Facility at September 30, 2025 and March 31, 2025, respectively. In addition, $15,470,000 was outstanding for letters of credit at September 30, 2025. At September 30, 2025, after certain contractual adjustments, $145,376,000 was available under the Revolving Facility. The interest rate on our Revolving Facility was 7.42% and 7.46%, at September 30, 2025 and March 31, 2025, respectively.

The Credit Facility requires us to maintain a minimum fixed charge coverage ratio if undrawn availability is less than 22.5% of the aggregate revolving commitments and a specified minimum undrawn availability. During the six months ended September 30, 2025, undrawn availability was greater than the 22.5% threshold, therefore, the fixed charge coverage ratio financial covenant was not required to be tested.

Convertible Notes

On March 31, 2023, we entered into a note purchase agreement, as amended, (the “Note Purchase Agreement”) with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P. (collectively, the “Purchasers”) and Bison Capital Partners VI, L.P., as the purchaser representative (the “Purchaser Representative”) for the issuance and sale of $32,000,000 in aggregate principal amount of convertible notes due in 2029 (the “Convertible Notes”), which was used for general corporate purposes. The Convertible Notes bear interest at a rate of 10.0% per annum, compounded annually, and payable (i) in-kind or (ii) in cash, annually in arrears on April 1 of each year, commencing on April 1, 2024. In April 2025, non-cash accrued interest on the Convertible Notes of $3,521,000 was paid in-kind and is included in the principal amount of Convertible Notes at September 30, 2025. The Convertible Notes have an initial conversion price of $15.00 per share of the Company’s common stock, subject to adjustment as provided in the Convertible Notes (“Conversion Option”). Unless and until we deliver a redemption notice, the Purchasers of the Convertible Notes may convert their Convertible Notes at any time at their option. Upon conversion, the Convertible Notes will be settled in shares of our common stock. Except in the case of the occurrence of a fundamental transaction, as defined in the form of convertible promissory note, we may not redeem the Convertible Notes prior to March 31, 2026. After March 31, 2026, we may redeem all or part of the Convertible Notes for a cash purchase (the “Company Redemption”) price. The effective interest rate was 18.3% as of September 30, 2025 and March 31, 2025, respectively.

In connection with the Note Purchase Agreement, we entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at September 30, 2025 and March 31, 2025.

The Company Redemption option has been combined with the Conversion Option as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the condensed consolidated balance sheets at September 30, 2025 and March 31, 2025. The fair value of the Conversion Option and the Company Redemption option using Level 3 inputs and the Monte Carlo simulation model was a liability of $29,600,000 and $9,000,000, and an asset of $18,080,000 and $1,530,000 at September 30, 2025 and March 31, 2025, respectively. During the three months ended September 30, 2025 and 2024, we recorded a non-cash loss of $2,260,000 and $380,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statement of operations. During the six months ended September 30, 2025 and 2024, we recorded a non-cash loss of $4,050,000 and a non-cash gain of $2,200,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

The Convertible Notes also contain additional features, such as, default interest and options related to a fundamental transaction, which were not separately accounted for as the value of such features were not material at September 30, 2025 and March 31, 2025.

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

The following is a summary of the accounts receivable discount programs:

	Six Months Ended
	September 30,
	2025	2024
Receivables discounted	$339,254,000	$303,638,000
Weighted average number of days collection was accelerated	345	343
Annualized weighted average discount rate	5.6%	6.5%
Amount of discount recognized as interest expense	$18,098,000	$18,870,000

Supplier Finance Programs

We utilize a supplier finance program, which allows certain of our suppliers to sell their receivables due from us to participating financial institutions at the sole discretion of both the supplier and the financial institutions. The program is administered by a third party. Commitments from participating financial institutions that are available to suppliers under this program increased to $40,000,000 from $30,000,000 during the three months ended September 30, 2025. We have no economic interest in the sale of these receivables and no direct relationship with the financial institution. Payments to the third-party administrator are based on services rendered and are not related to the volume or number of financing agreements between suppliers, financial institution, and the third-party administrator. We are not a party to agreements negotiated between participating suppliers and the financial institution. Our obligations to our suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in this program. We do not provide guarantees and there are no assets pledged to the financial institution or the third-party administrator for the committed payment in connection with this program. At September 30, 2025 and March 31, 2025, we had $36,644,000 and $33,661,000, respectively, of outstanding supplier obligations confirmed as valid under this program, included in accounts payable in the condensed consolidated balance sheets.

Capital Expenditures and Commitments

Capital Expenditures

Our total capital expenditures were $3,866,000 and $1,219,000 for six months ended September 30, 2025 and 2024, respectively. These capital expenditures include (i) cash paid for the purchase of plant and equipment, (ii) plant and equipment acquired under finance leases, and (iii) accrued capital expenditures. Capital expenditures for the six months ended September 30, 2025 primarily include the purchase of equipment for our current operations and our global growth initiatives. We expect to incur approximately $7,000,000 of capital expenditures primarily to support our global growth initiatives and maintenance of our facilities and equipment during fiscal 2026. We have used and expect to continue using our working capital and additional capital lease obligations to finance these capital expenditures.

Related Party Transactions

Lease

We have an operating lease for our 35,000 square foot manufacturing, warehouse, and office facility in Ontario, Canada, with a company co-owned by a member of management. We renewed this operating lease for an additional three-year period, effective January 1, 2025. The rent expense recorded for this related party lease was $94,000 and $81,000 for the three months ended September 30, 2025 and 2024, respectively. The rent expense recorded for this related party lease was $187,000 and $162,000 for the six months ended September 30, 2025 and 2024, respectively.

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

Accounting Pronouncements Not Yet Adopted

Disclosure Improvements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This standard was issued in response to the SEC’s disclosure update and simplification initiative, which affects a variety of topics within the Accounting Standards Codification. The amendments apply to all reporting entities within the scope of the affected Topics unless otherwise indicated. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. We are currently evaluating the impact this guidance will have on our financial statement disclosures.

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

Measurement of Credit Losses

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. This guidance is effective for annual periods beginning after December 15, 2025, including interim reporting periods within those fiscal years, with early adoption permitted. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. We are currently evaluating the impact this guidance will have on our consolidated financial statements and disclosures.

Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the recognition and disclosure guidance for internal-use software costs, removing the previous software development stage model with a probable-to-complete recognition threshold. This guidance is effective for annual periods beginning after December 15, 2027, including interim reporting periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements and disclosures.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer

Shares repurchased during the three months ended September 30, 2025 were as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

July 1 - July 31, 2025:
Open market and privately negotiated purchases	-	$-	$-	$11,457,000
August 1 - August 31, 2025:
Open market and privately negotiated purchases	35,610	$15.05	536,000	10,921,000
September 1 - September 30, 2025:
Open market and privately negotiated purchases	54,504	$15.65	853,000	10,068,000
Total	90,114		$1,389,000	$10,068,000

(1)
As of September 30, 2025, $26,932,000 has been utilized and $10,068,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our Credit Facility and Convertible Notes. We retired the 1,667,051 shares repurchased under this program through September 30, 2025. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Item 3.
Defaults Upon Senior Securities

None.

Item 5.
Other Information

(a)
None.

(b)
None.

(c)
During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408 of Regulation S-K.

Item 6.
Exhibits

(a)
Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 17, 2014.

3.8	Amended and Restated By-Laws of Motorcar Parts of America, Inc., as amended on February 4, 2016	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 10, 2016.

3.9	Amendment to the Amended and Restated By-Laws of Motorcar Parts of America, Inc., as adopted on June 9, 2016	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 14, 2016.

3.10	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 22, 2017.

3.11	Third Amendment to the Amended and Restated By-Laws of Motorcar Parts of America, Inc., as adopted on January 26, 2022	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 1, 2022.

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed on August 9, 2022.

4.2	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

Number	Description of Exhibit	Method of Filing
4.3	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

4.4	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.5	Third Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on November 20, 2017.

4.6	Fourth Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 24, 2020.

4.7	2022 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 29, 2022.

4.8	Form of Convertible Promissory Note	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 31, 2023.

4.9	Form of Common Stock Warrant	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 31, 2023.

4.10	First Amended and Restated Convertible Promissory Note	Incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K filed on June 14, 2023.

4.11	First Amended and Restated Common Stock Warrant	Incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed on June 14, 2023.

4.12	First Amended and Restated 2022 Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on July 26, 2024.

10.1	Policy for Recovery of Erroneously Awarded Compensation	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 11, 2025.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

Number	Description of Exhibit	Method of Filing
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document).

101.SCM	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC.

Dated: November 10, 2025	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: November 10, 2025	By:	/s/ Kamlesh Shah
Kamlesh Shah
Chief Accounting Officer