Form 10-Q
period 2025-12-31
MOTORCAR PARTS OF AMERICA INC
filed 2026-02-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025

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

There were 19,210,954 shares of Common Stock outstanding at February 2, 2026.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31, 2025	March 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$17,511,000	$9,429,000
Short-term investments	2,060,000	1,881,000
Accounts receivable — net	80,730,000	91,064,000
Inventory — net	398,980,000	359,669,000
Contract assets	33,327,000	29,606,000
Prepaid expenses and other current assets	25,153,000	19,822,000
Total current assets	557,761,000	511,471,000
Plant and equipment — net	30,681,000	31,990,000
Operating lease assets	65,852,000	66,603,000
Long-term deferred income taxes	5,850,000	4,569,000
Long-term contract assets	325,044,000	336,268,000
Goodwill and intangible assets — net	3,527,000	3,757,000
Other assets	2,595,000	2,978,000
TOTAL ASSETS	$991,310,000	$957,636,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$187,829,000	$172,117,000
Customer finished goods returns accrual	37,856,000	34,411,000
Contract liabilities	60,323,000	38,158,000
Revolving loan	88,010,000	90,787,000
Other current liabilities	7,411,000	5,570,000
Operating lease liabilities	9,357,000	9,982,000
Total current liabilities	390,786,000	351,025,000
Convertible notes, related party	39,890,000	35,207,000
Long-term contract liabilities	234,789,000	241,404,000
Long-term deferred income taxes	563,000	362,000
Long-term operating lease liabilities	58,973,000	65,308,000
Other liabilities	7,762,000	6,631,000
Total liabilities	732,763,000	699,937,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized;19,208,710 and 19,435,706 shares issued and outstanding at December 31, 2025 and March 31, 2025, respectively	192,000	194,000
Additional paid-in capital	228,388,000	234,413,000
Retained earnings	22,703,000	20,033,000
Accumulated other comprehensive income	7,264,000	3,059,000
Total shareholders' equity	258,547,000	257,699,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$991,310,000	$957,636,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Net sales	$167,697,000	$186,176,000	$577,531,000	$564,249,000
Cost of goods sold	134,819,000	141,294,000	468,009,000	448,916,000
Gross profit	32,878,000	44,882,000	109,522,000	115,333,000
Operating expenses:
General and administrative	15,328,000	16,212,000	45,094,000	47,934,000
Sales and marketing	6,350,000	5,621,000	19,371,000	16,904,000
Research and development	3,460,000	3,008,000	10,694,000	7,884,000
Foreign exchange impact of lease liabilities and forward contracts	(594,000)	2,460,000	(10,411,000)	18,966,000
Total operating expenses	24,544,000	27,301,000	64,748,000	91,688,000
Operating income	8,334,000	17,581,000	44,774,000	23,645,000
Other expenses:
Interest expense, net	10,901,000	14,435,000	36,412,000	43,004,000
Change in fair value of compound net derivative liability	(3,910,000)	(260,000)	140,000	(2,460,000)
Total other expenses	6,991,000	14,175,000	36,552,000	40,544,000
Income (loss) before income tax (benefit) expense	1,343,000	3,406,000	8,222,000	(16,899,000)
Income tax (benefit) expense	(434,000)	1,115,000	5,552,000	1,849,000
Net income (loss)	$1,777,000	$2,291,000	$2,670,000	$(18,748,000)
Basic net income (loss) per share	$0.09	$0.12	$0.14	$(0.95)
Diluted net income (loss) per share	$0.09	$0.11	$0.13	$(0.95)
Weighted average number of shares outstanding:
Basic	19,393,228	19,783,170	19,377,401	19,739,481
Diluted	20,139,201	20,416,958	20,146,118	19,739,481

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Net income (loss)	$1,777,000	$2,291,000	$2,670,000	$(18,748,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	2,031,000	(2,480,000)	4,205,000	(4,423,000)
Total other comprehensive income (loss), net of tax	2,031,000	(2,480,000)	4,205,000	(4,423,000)
Comprehensive income (loss)	$3,808,000	$(189,000)	$6,875,000	$(23,171,000)

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31, 2025	19,435,706	$194,000	$234,413,000	$20,033,000	$3,059,000	$257,699,000
Share-based compensation expense	-	-	946,000	-	-	946,000
Issuance of common stock upon vesting of RSUs and PSUs,net of shares withheld for employee taxes	114,225	2,000	(498,000)	-	-	(496,000)
Repurchase and cancellation of common stock, including fees	(197,796)	(2,000)	(1,964,000)	-	-	(1,966,000)
Foreign currency translation	-	-	-	-	888,000	888,000
Net income	-	-	-	3,042,000	-	3,042,000
Balance at June 30, 2025	19,352,135	$194,000	$232,897,000	$23,075,000	$3,947,000	$260,113,000
Share-based compensation expense	-	-	1,984,000	-	-	1,984,000
Exercise of stock options, net of shares withheld for employee taxes and net share settlement of exercise price	6,466	-	101,000	-	-	101,000
Issuance of common stock upon vesting of RSUs and PSUs,net of shares withheld for employee taxes	278,657	2,000	(1,412,000)	-	-	(1,410,000)
Repurchase and cancellation of common stock, including fees	(90,114)	(1,000)	(1,388,000)	-	-	(1,389,000)
Foreign currency translation	-	-	-	-	1,286,000	1,286,000
Net loss	-	-	-	(2,149,000)	-	(2,149,000)
Balance at September 30, 2025	19,547,144	$195,000	$232,182,000	$20,926,000	$5,233,000	$258,536,000
Share-based compensation expense	-	-	1,388,000	-	-	1,388,000
Issuance of common stock upon vesting of RSUs and PSUs,net of shares withheld for employee taxes	43,128	-	(189,000)	-	-	(189,000)
Repurchase and cancellation of common stock, including fees	(381,562)	(3,000)	(4,993,000)	-	-	(4,996,000)
Foreign currency translation	-	-	-	-	2,031,000	2,031,000
Net income	-	-	-	1,777,000	-	1,777,000
Balance at December 31, 2025	19,208,710	$192,000	$228,388,000	$22,703,000	$7,264,000	$258,547,000

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31, 2024	19,662,380	$197,000	$236,255,000	$39,503,000	$9,155,000	$285,110,000
Share-based compensation expense	-	-	1,000,000	-	-	1,000,000
Issuance of common stock upon vesting of RSUs and PSUs,net of shares withheld for employee taxes	91,205	1,000	(182,000)	-	-	(181,000)
Foreign currency translation	-	-	-	-	(675,000)	(675,000)
Net loss	-	-	-	(18,085,000)	-	(18,085,000)

Balance at June 30, 2024	19,753,585	$198,000	$237,073,000	$21,418,000	$8,480,000	$267,169,000

Share-based compensation expense	-	-	1,016,000	-	-	1,016,000
Issuance of common stock upon vesting of RSUs and PSUs,net of shares withheld for employee taxes	22,788	-	-	-	-	-
Foreign currency translation	-	-	-	-	(1,268,000)	(1,268,000)
Net loss	-	-	-	(2,954,000)	-	(2,954,000)

Balance at September 30, 2024	19,776,373	$198,000	$238,089,000	$18,464,000	$7,212,000	$263,963,000

Share-based compensation expense	-	-	993,000	-	-	993,000
Issuance of common stock upon vesting of RSUs and PSUs,net of shares withheld for employee taxes	75,468	1,000	(1,000)	-	-	-
Repurchase and cancellation of common stock, including fees	(268,130)	(3,000)	(2,093,000)	-	-	(2,096,000)
Foreign currency translation	-	-	-	-	(2,480,000)	(2,480,000)
Net income	-	-	-	2,291,000	-	2,291,000

Balance at December 31, 2024	19,583,711	$196,000	$236,988,000	$20,755,000	$4,732,000	$262,671,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$2,670,000	$(18,748,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,181,000	7,862,000
Amortization of debt issuance costs	1,815,000	1,647,000
Amortization of interest on contract liabilities	493,000	578,000
Accrued interest on convertible notes, related party	2,904,000	2,640,000
Amortization of core premiums paid to customers	8,055,000	7,310,000
Amortization of finished goods premiums paid to customers	760,000	703,000
Noncash lease expense	7,588,000	7,265,000
Foreign exchange impact of lease liabilities and forward contracts	(10,411,000)	18,966,000
Change in fair value of compound net derivative liability	140,000	(2,460,000)
Gain on short-term investments	(283,000)	(126,000)
Net provision for inventory reserves	6,957,000	11,317,000
Net provision for customer payment discrepancies and credit losses	533,000	324,000
Deferred income taxes	(361,000)	(3,479,000)
Share-based compensation expense	4,318,000	3,009,000
Loss on disposal of plant and equipment	17,000	(6,000)
Changes in operating assets and liabilities:
Accounts receivable	10,869,000	12,475,000
Inventory	(45,087,000)	17,546,000
Prepaid expenses and other current assets	(2,791,000)	(1,000,000)
Other assets	687,000	(1,392,000)
Accounts payable and accrued liabilities	16,519,000	(22,854,000)
Customer finished goods returns accrual	3,336,000	2,637,000
Contract assets	(710,000)	(18,031,000)
Contract liabilities	14,653,000	18,300,000
Operating lease liabilities	(7,571,000)	(6,754,000)
Other liabilities	1,383,000	(1,361,000)
Net cash provided by operating activities	23,664,000	36,368,000
Cash flows from investing activities:
Purchase of plant and equipment	(2,250,000)	(1,716,000)
Proceeds for the sale of plant and equipment	-	49,000
Redemption of short-term investments	104,000	53,000
Net cash used in investing activities	(2,146,000)	(1,614,000)
Cash flows from financing activities:
Borrowings under revolving loan	554,945,000	375,461,000
Repayments of revolving loan	(557,722,000)	(408,659,000)
Payments for debt issuance costs	-	(15,000)
Payments on finance lease obligations	(1,217,000)	(1,306,000)
Exercise of stock options	101,000	-
Cash used to net share settle equity awards	(2,095,000)	(181,000)
Repurchase of common stock, including fees	(8,351,000)	(2,096,000)
Net cash used in financing activities	(14,339,000)	(36,796,000)
Effect of exchange rate changes on cash and cash equivalents	903,000	(1,122,000)
Net increase (decrease) in cash and cash equivalents	8,082,000	(3,164,000)
Cash and cash equivalents — Beginning of period	9,429,000	13,974,000
Cash and cash equivalents — End of period	$17,511,000	$10,810,000

Supplemental disclosures of cash flow information:
Cash paid for interest, net	$31,379,000	$37,845,000
Cash paid for income taxes, net of refunds	4,906,000	4,338,000
Cash paid for operating leases	10,777,000	10,183,000
Cash paid for finance leases	1,441,000	1,446,000
Plant and equipment acquired under finance leases	1,928,000	684,000
Assets acquired under operating leases	313,000	2,512,000
Accrued capital expenditures	132,000	144,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2025
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

2. Basis of Presentation and New Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 9, 2025.

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

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). This standard requires the Company to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes. The standard also requires the Company to annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be applied prospective basis, although optional retrospective application is permitted. The Company will adopt this standard as of March 31, 2026, and is currently evaluating the impact this guidance will have on its financial statement disclosures. The Company expects its consolidated financial statements as of March 31, 2026 to include the expanded income tax disclosures required by the standard.

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

Interim Reporting

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements, which improves the navigability of the guidance in ASC 270, Interim Reporting, and clarifies when it applies. Under this guidance, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. This guidance is effective for annual periods beginning after December 15, 2027, including interim reporting periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and disclosures.

Codification Improvements

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to GAAP. The update represents changes to the Accounting Standards Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. This guidance is effective for annual periods beginning after December 15, 2026, including interim reporting periods within those fiscal years, with early adoption permitted. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and disclosures.

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

Accounts receivable — net is comprised of the following:

	December 31, 2025	March 31, 2025
Accounts receivable - net
Accounts receivable — trade	$97,821,000	$113,807,000
Allowance for credit losses	(255,000)	(207,000)
Customer payment discrepancies	(1,698,000)	(1,765,000)
Customer returns RGA issued	(15,138,000)	(20,771,000)
Total accounts receivable — net	$80,730,000	$91,064,000

4. Inventory — Net

Inventory — net is comprised of the following:

	December 31, 2025	March 31, 2025
Inventory — net
Raw materials	$155,289,000	$150,274,000
Work-in-process	9,152,000	7,821,000
Finished goods	236,458,000	202,078,000
	400,899,000	360,173,000
Less allowance for excess and obsolete inventory	(19,920,000)	(18,964,000)
Inventory	380,979,000	341,209,000

Inventory unreturned	18,001,000	18,460,000

Total inventory — net	$398,980,000	$359,669,000

5. Contract Assets

During the three months ended December 31, 2025 and 2024, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $554,000 and $758,000, respectively, for the revaluation of cores that are part of the finished goods on the customers’ shelves to the lower of cost or net realizable value. During the nine months ended December 31, 2025 and 2024, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $2,805,000 and $2,316,000, respectively, for the revaluation of cores that are part of the finished goods on the customers’ shelves to the lower of cost or net realizable value.

In addition, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations and long-term core inventory deposits by $14,154,000 during the nine months ended December 31, 2025, in connection with the realignment of inventory at certain customer distribution centers.

Contract assets are comprised of the following:

	December 31, 2025	March 31, 2025
Short-term contract assets
Cores expected to be returned by customers	$20,422,000	$17,732,000
Core premiums paid to customers	10,450,000	9,669,000
Upfront payments to customers	1,250,000	1,400,000
Finished goods premiums paid to customers	1,205,000	805,000
Total short-term contract assets	$33,327,000	$29,606,000

Long-term contract assets
Remanufactured cores held at customers' locations	$296,697,000	$301,388,000
Core premiums paid to customers	24,321,000	24,714,000
Long-term core inventory deposits	-	5,569,000
Finished goods premiums paid to customers	2,843,000	2,483,000
Upfront payments to customers	1,183,000	2,114,000
Total long-term contract assets	$325,044,000	$336,268,000

6. Significant Customer and Other Information

Significant Customer Concentrations

The largest customers accounted for the following percentage of consolidated net sales:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Net sales	2025	2024	2025	2024
Customer A	49%	41%	41%	38%
Customer B	20%	22%	24%	20%
Customer C	16%	23%	20%	27%

Revenues for these customers were derived from the Hard Parts segment and Test Solutions and Diagnostic Equipment segment. See Note 18 for a discussion of the Company’s segments.

The largest customers accounted for the following percentage of accounts receivable – trade:

	December 31, 2025	March 31, 2025
Accounts receivable - trade
Customer A	42%	41%
Customer B	28%	26%
Customer C	5%	7%

Geographic and Product Information

The Company’s products are sold predominantly in North America and accounted for the following percentages of consolidated net sales:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Product line
Rotating electrical products	65%	68%	67%	67%
Brake-related products	24%	21%	23%	22%
Wheel hub products	6%	8%	6%	7%
Other products	5%	3%	4%	4%
	100%	100%	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three and nine months ended December 31, 2025 and 2024.

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

The Company had $88,010,000 and $90,787,000 outstanding under the Revolving Facility at December 31, 2025 and March 31, 2025, respectively. In addition, $15,470,000 was outstanding for letters of credit at December 31, 2025. At December 31, 2025, after certain contractual adjustments, $128,583,000 was available under the Revolving Facility. The interest rate on the Company’s Revolving Facility was 6.97% and 7.46%, at December 31, 2025 and March 31, 2025, respectively.

The Credit Facility requires the Company to maintain a minimum fixed charge coverage ratio if undrawn availability is less than 22.5% of the aggregate revolving commitments and a specified minimum undrawn availability. During the nine months ended December 31, 2025, undrawn availability was greater than the 22.5% threshold, therefore, the fixed charge coverage ratio financial covenant was not required to be tested.

Convertible Notes

On March 31, 2023, the Company entered into a note purchase agreement, as amended, (the “Note Purchase Agreement”) with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P. (collectively, the “Purchasers”) and Bison Capital Partners VI, L.P., as the purchaser representative (the “Purchaser Representative”) for the issuance and sale of $32,000,000 in aggregate principal amount of convertible notes due in 2029 (the “Convertible Notes”), which was used for general corporate purposes. The Convertible Notes bear interest at a rate of 10.0% per annum, compounded annually, and payable (i) in-kind or (ii) in cash, annually in arrears on April 1 of each year, commencing on April 1, 2024. In April 2025, non-cash accrued interest on the Convertible Notes of $3,521,000 was paid in-kind and is included in the principal amount of Convertible Notes at December 31, 2025. The Convertible Notes have an initial conversion price of $15.00 per share of the Company’s common stock, subject to adjustment as provided in the Convertible Notes (“Conversion Option”). Unless and until the Company delivers a redemption notice, the Purchasers of the Convertible Notes may convert their Convertible Notes at any time at their option. Upon conversion, the Convertible Notes will be settled in shares of the Company’s common stock. Except in the case of the occurrence of a fundamental transaction, as defined in the form of convertible promissory note, the Company may not redeem the Convertible Notes prior to March 31, 2026. After March 31, 2026, the Company may redeem all or part of the Convertible Notes for a cash purchase (the “Company Redemption”) price. The effective interest rate was 18.3% as of December 31, 2025 and March 31, 2025, respectively.

The Company’s Convertible Notes are comprised of the following:

	December 31, 2025	March 31, 2025
Convertible Notes, related party
Principal amount of Convertible Notes	$38,730,000	$35,209,000
Less: unamortized debt discount attributed to Compound Net Derivative Liability	(5,660,000)	(6,556,000)
Less: unamortized debt discount attributed to debt issuance costs	(790,000)	(916,000)
Carrying amount of the Convertible Notes	32,280,000	27,737,000
Plus: Compound Net Derivative Liability	7,610,000	7,470,000
Net carrying amount of Convertible Notes, related party	$39,890,000	$35,207,000

In connection with the Note Purchase Agreement, the Company entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at December 31, 2025 and March 31, 2025.

The Company Redemption option has been combined with the Conversion Option as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the condensed consolidated balance sheets at December 31, 2025 and March 31, 2025. The fair value of the Conversion Option and the Company Redemption option using Level 3 inputs and the Monte Carlo simulation model was a liability of $19,600,000 and $9,000,000, and an asset of $11,990,000 and $1,530,000 at December 31, 2025 and March 31, 2025, respectively. During the three months ended December 31, 2025 and 2024, the Company recorded a gain of $3,910,000 and $260,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statements of operations. During the nine months ended December 31, 2025 and 2024, the Company recorded a loss of $140,000 and a gain of $2,460,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

The Convertible Notes also contain additional features, such as, default interest and options related to a fundamental transaction, which were not separately accounted for as the value of such features were not material at December 31, 2025 and March 31, 2025.

Interest expense related to the Convertible Notes is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Interest expense on Convertible Notes
Contractual interest expense	$968,000	$880,000	$2,904,000	$2,640,000
Accretion of debt discount	312,000	260,000	896,000	747,000
Amortization of debt issuance costs	44,000	37,000	126,000	105,000
Total interest expense on Convertible Notes	$1,324,000	$1,177,000	$3,926,000	$3,492,000

There are no future payments required under the Convertible Notes prior to their maturity, therefore, the principal amount of the Convertible Notes plus interest payable in-kind, assuming no early redemption or conversion has occurred, of $56,704,000 would be paid on March 30, 2029.

8. Contract Liabilities

During the nine months ended December 31, 2025, the Company recognized remanufactured core revenue of $14,797,000 and reduced the customer core returns accruals in connection with the realignment of inventory at certain customer distribution centers.

Contract liabilities are comprised of the following:

	December 31, 2025	March 31, 2025
Short-term contract liabilities
Customer core returns accruals	$21,399,000	$13,880,000
Customer allowances earned	20,694,000	16,283,000
Core bank liability	10,502,000	1,795,000
Accrued core payment	4,862,000	3,196,000
Customer deposits	2,127,000	2,486,000
Finished goods liabilities	739,000	518,000
Total short-term contract liabilities	$60,323,000	$38,158,000
Long-term contract liabilities
Customer core returns accruals	$229,779,000	$227,588,000
Accrued core payment	5,010,000	3,768,000
Core bank liability	-	10,048,000
Total long-term contract liabilities	$234,789,000	$241,404,000

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

In connection with the remeasurement of these leases, the Company recorded a gain of $1,183,000 and a loss of $1,875,000 during the three months ended December 31, 2025 and 2024, respectively, and a gain of $6,652,000 and a loss of $11,562,000 during the nine months ended December 31, 2025 and 2024, respectively. These amounts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of operations.

During the year ended March 31, 2025, the Company ceased manufacturing operations at its Torrance, California facility as a part of its strategy to enhance its operating efficiencies. This represented a significant change to the use of this right-of-use asset, which required a reassessment of the Company’s asset groups. The Company concluded that this right-of-use asset was no longer part of the Hard Parts asset group. The Company performed a test for recoverability (using Level 3 inputs) which resulted in no impairment at December 31, 2025. Any future changes to the assumptions and estimates from those anticipated may affect the carrying value of right-of-use assets and could result in impairment charges.

Balance sheet information for leases is as follows:

Leases	Classification	December 31, 2025	March 31, 2025
Assets:
Operating	Operating lease assets	$65,852,000	$66,603,000
Finance	Plant and equipment	4,390,000	4,296,000
Total leased assets		$70,242,000	$70,899,000

Liabilities:
Current
Operating	Operating lease liabilities	$9,357,000	$9,982,000
Finance	Other current liabilities	1,145,000	1,222,000
Long-term
Operating	Long-term operating lease liabilities	58,973,000	65,308,000
Finance	Other liabilities	2,752,000	1,954,000
Total lease liabilities		$72,227,000	$78,466,000

Lease cost recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Lease cost
Operating lease cost	$3,599,000	$3,391,000	$10,660,000	$10,673,000
Short-term lease cost	235,000	267,000	747,000	960,000
Variable lease cost	123,000	83,000	371,000	338,000
Finance lease cost:
Amortization of finance lease assets	312,000	287,000	1,015,000	940,000
Interest on finance lease liabilities	72,000	44,000	224,000	140,000
Total lease cost	$4,341,000	$4,072,000	$13,017,000	$13,051,000

Maturities of lease commitments at December 31, 2025 by fiscal year were as follows:

Maturity of lease liabilities by fiscal year	Operating Leases	Finance Leases	Total
2026 - remaining three months	$3,577,000	$336,000	$3,913,000
2027	12,383,000	1,347,000	13,730,000
2028	11,725,000	1,092,000	12,817,000
2029	11,202,000	827,000	12,029,000
2030	11,383,000	749,000	12,132,000
Thereafter	32,150,000	97,000	32,247,000
Total lease payments	82,420,000	4,448,000	86,868,000
Less amount representing interest	(14,090,000)	(551,000)	(14,641,000)
Present value of lease liabilities	$68,330,000	$3,897,000	$72,227,000

Other information about leases is as follows:

	December 31, 2025	March 31, 2025
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	3.8	3.2
Operating leases	6.7	7.3
Weighted-average discount rate:
Finance leases	7.1%	7.0%
Operating leases	5.7%	5.8%

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

The following is a summary of accounts receivable discount programs:

	Nine Months Ended
	December 31,
	2025	2024
Receivables discounted	$489,798,000	$488,505,000
Weighted average number of days collection was accelerated	346	342
Annualized weighted average discount rate	5.4%	6.3%
Amount of discount recognized as interest expense	$25,456,000	$29,202,000

11. Supplier Finance Programs

The Company utilizes a supplier finance program, which allows certain of the Company’s suppliers to sell their receivables due from the Company to participating financial institutions at the sole discretion of both the supplier and the financial institutions. The program is administered by a third party. Commitments from participating financial institutions that are available to suppliers under this program were $40,000,000 as of December 31, 2025. The Company has no economic interest in the sale of these receivables and no direct relationship with the financial institution. Payments to the third-party administrator are based on services rendered and are not related to the volume or number of financing agreements between suppliers, financial institution, and the third-party administrator. The Company is not a party to agreements negotiated between participating suppliers and the financial institution. The Company's obligations to its suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in this program. The Company does not provide guarantees and there are no assets pledged to the financial institution or the third-party administrator for the committed payment in connection with this program. At December 31, 2025 and March 31, 2025, the Company had $32,632,000 and $33,661,000, respectively, of outstanding supplier obligations confirmed as valid under this program, included in accounts payable in the condensed consolidated balance sheets.

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

The following presents a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Net income (loss)	$1,777,000	$2,291,000	$2,670,000	$(18,748,000)
Basic shares	19,393,228	19,783,170	19,377,401	19,739,481
Effect of potentially dilutive securities	745,973	633,788	768,717	-
Diluted shares	20,139,201	20,416,958	20,146,118	19,739,481
Net income (loss) per share:
Basic net income (loss) per share	$0.09	$0.12	$0.14	$(0.95)
Diluted net income (loss) per share	$0.09	$0.11	$0.13	$(0.95)

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net income (loss) per share. For the three and nine months ended December 31, 2025, there were 838,063, respectively, of potential common shares not included in the calculation of diluted net income per share because their effect was anti-dilutive. For the three months ended December 31, 2024, there were 15,526 of potential common shares not included in the calculation of diluted net income per share because their effect was anti-dilutive. For the nine months ended December 31, 2024, there were 2,516,729 of potential common shares not included in the calculation of diluted net loss per share because their effect was anti-dilutive.

In addition, for the three and nine months ended December 31, 2025, there were 2,775,634 and 2,711,084, respectively, of potential common shares not included in the calculation of diluted net income per share under the “if-converted” method for the Convertible Notes because their effect was anti-dilutive. For the three and nine months ended December 31, 2024 there were 2,523,304 and 2,464,622, respectively, of potential common shares not included in the calculation of diluted net income (loss) per share under the “if-converted” method for the Convertible Notes because their effect was anti-dilutive. The potential common shares related to the Warrants issued in connection with the Convertible Notes (see Note 7) are anti-dilutive until they become exercisable and as of December 31, 2025, the Warrants were not exercisable.

13. Income Taxes

The Company recorded an income tax benefit of $434,000, or an effective tax rate of (32.3)%, and income tax expense of $1,115,000, or an effective tax rate of 32.7%, for the three months ended December 31, 2025 and 2024, respectively. The Company recorded income tax expense of $5,552,000, or an effective tax rate of 67.5%, and $1,849,000, or an effective tax rate of (10.9)%, for the nine months ended December 31, 2025 and 2024, respectively. The effective tax rate for the three and nine months ended December 31, 2025 was primarily impacted by the change in valuation allowance on certain jurisdictions' deferred tax assets resulting from current year activities and foreign income taxed at rates that are different from the federal statutory rate.

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

The Company and its subsidiaries file income tax returns for the U.S. federal, various state, and foreign jurisdictions with varying statutes of limitations. At December 31, 2025, the Company remains subject to examination for fiscal years ended March 31, 2022 and forward. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $41,544,000 and $45,921,000 at December 31, 2025 and March 31, 2025, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to these derivative transactions is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of operations.

The following shows the effect of derivative instruments on the condensed consolidated statements of operations:

	Foreign Exchange Impact of Lease Liabilities and Forward Contracts
	Three Months Ended		Nine Months Ended
Derivatives Not Designated as	December 31,		December 31,
Hedging Instruments	2025	2024	2025	2024
Gain (loss) from forward foreign currency exchange contracts	$(589,000)	$(585,000)	$3,759,000	$(7,404,000)

The changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of cash flows for the nine months ended December 31, 2025 and 2024. The fair value of the forward foreign currency exchange contracts of $2,096,000 is included in prepaid expenses and other current assets in the condensed consolidated balance sheets at December 31, 2025. The fair value of the forward foreign currency exchange contracts of $1,663,000 is included in other current liabilities in the condensed consolidated balance sheets at March 31, 2025.

15. Fair Value Measurements

The following summarizes financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	December 31, 2025				March 31, 2025
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$2,060,000	$2,060,000	$-	$-	$1,881,000	$1,881,000	$-	$-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	2,096,000	-	2,096,000	-	-	-	-	-

Liabilities
Other current liabilities
Deferred compensation	2,060,000	2,060,000	-	-	1,881,000	1,881,000	-	-
Forward foreign currency exchange contracts	-	-	-	-	1,663,000	-	1,663,000	-
Convertible notes, related party
Compound Net Derivative Liability	7,610,000	-	-	7,610,000	7,470,000	-	-	7,470,000

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

Compound Net Derivative Liability

The Company estimates the fair value of the Compound Net Derivative Liability (see Note 7) using Level 3 inputs and the Monte Carlo simulation model at the balance sheet date. The Monte Carlo simulation model requires the input of subjective assumptions including the expected volatility of the underlying stock. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. This amount is recorded within convertible notes, related party in the condensed consolidated balance sheets at December 31, 2025 and March 31, 2025. Any changes in the fair value of the Compound Net Derivative Liability are recorded in change in fair value of compound net derivative liability in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

The following assumptions were used to determine the fair value of the Compound Net Derivative Liability:

	December 31, 2025	March 31, 2025
Risk free interest rate	3.57%	3.91%
Cost of equity	19.50%	21.30%
Weighted average cost of capital	14.00%	14.90%
Expected volatility of the Company's common stock	65.00%	40.00%
EBITDA volatility	35.00%	45.00%

The following summarizes the activity for Level 3 fair value measurements:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Beginning balance	$11,520,000	$5,210,000	$7,470,000	$7,410,000
Changes in fair value of Compound Net Derivative Liability included in earnings	(3,910,000)	(260,000)	140,000	(2,460,000)
Ending balance	$7,610,000	$4,950,000	$7,610,000	$4,950,000

During the three months ended December 31, 2025, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loan and other long-term liabilities approximate their fair value based on the variable nature of interest rates and current rates for instruments with similar characteristics. At December 31, 2025 and March 31, 2025, the net carrying amount of the Convertible Notes was $39,890,000 and $35,207,000, respectively (see Note 7). The estimated fair value of the Company’s Convertible Notes was $55,260,000 and $42,398,000 using Level 3 inputs at December 31, 2025 and March 31, 2025, respectively.

16. Share-based Payments

Stock Options

During the nine months ended December 31, 2025 and 2024, no options to purchase shares of the Company’s common stock were granted.

The following is a summary of stock option transactions:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2025	1,053,561	$20.20
Exercised	(6,466)	$15.59
Forfeited/Cancelled	(9,899)	$20.75
Expired	(68,200)	$31.13
Outstanding at December 31, 2025	968,996	$19.47

At December 31, 2025, options to purchase 43,645 shares of common stock were unvested at a weighted average exercise price of $9.32.

At December 31, 2025, there was $118,000 of total unrecognized compensation expense related to unvested stock option awards, which will be recognized over the weighted average remaining vesting period of approximately 0.7 years.

Restricted Stock Units (“RSUs”)

During the nine months ended December 31, 2025 and 2024, the Company granted 487,597 and 453,453, respectively, of time-based vesting RSUs, based on the closing market price on the grant date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2025	505,373	$7.26
Granted	487,597	$10.35
Vested	(287,628)	$7.94
Forfeited/Cancelled	(11,548)	$11.10
Outstanding at December 31, 2025	693,794	$9.08

At December 31, 2025, there was $5,094,000 of unrecognized compensation expense related to RSUs, which will be recognized over the weighted average remaining vesting period of approximately 2.1 years.

Performance Stock Units (“PSUs”)

During the nine months ended December 31, 2025, the Company granted 353,778 PSUs (at target performance levels) based on the Company’s stock price or a total shareholder return (“TSR”) market conditions. During the nine months ended December 31, 2024, the Company granted 258,983 PSUs (at target performance levels), based on a TSR market condition. All PSUs granted have a three-year performance period, subject to continued employment.

Stock Price PSUs

During the nine months ended December 31, 2025, the Company granted 176,893 PSUs (at target performance levels), which vest as follows: (i) if the stock price is greater than or equal to $15.00 per share, then 1/3 of the grant will vest, (ii) if the stock price is greater than or equal to $17.00 per share then the next 1/3 of the grant will vest, and (iii) if the stock price is greater than or equal to $20.00 per share then the final 1/3 of the grant will vest. Recipients are eligible to vest in between 50% and 150% of the third tranche by achieving a stock price between $18.00 and $22.00 per share (each stock price target must be met for thirty consecutive trading days). The Company calculated the fair value of these PSUs individually for each tranche using the Monte Carlo Simulation Model at the grant date. Compensation cost is recognized over the estimated derived service period. Compensation cost related to these awards will not be adjusted even if the market condition is not met.

During the nine months ended December 31, 2024, the Company did not grant any PSUs based on the Company’s stock price.

TSR PSUs

During the nine months ended December 31, 2025 and 2024, the Company granted 176,885 and 258,983 PSUs (at target performance levels), respectively, which cliff vest and the number of shares earned at the end of the three-year performance period will vary, based only on actual performance, from 0% to 150% of the target number of PSUs granted, depending on the Company’s TSR percentile rank relative to that of a peer group over the performance period. TSR is measured based on a comparison of the closing price on the first trading day of the performance period and the average closing price over the last 30 trading days of the performance period. TSR is considered a market condition because it measures the Company’s return against the performance of the Russell 3000, excluding companies classified as financials and real estate and companies with a market capitalization of more than $600 million, as of the start of the performance period. Compensation cost is determined at the grant date and recognized on a straight-line basis over the requisite service period to the extent the conditions are deemed probable. Compensation cost related to the TSR award will not be adjusted even if the market condition is not met.

The fair value of PSUs subject to a market condition is determined using the Monte Carlo simulation model. The following table summarizes the assumptions used in determining the fair value of the awards subject to market conditions:

	Nine Months Ended
	December 31,
	2025	2024
Risk free interest rate	3.86%	4.21-4.45%
Expected life in years	0.7-3.0	3.0
Expected volatility of the Company's common stock	66.80%	59.8-62.8%
Average correlation coefficient of peer companies	15.70%	16.5-17.4%
Expected dividend yield	-	-
Grant date fair value	$7.33-12.68	$8.65-8.88

The following is a summary of non-vested PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31,2025	764,387	$7.42
Granted	353,778	$10.57
Vested	(294,540)	$6.77
Forfeited/Cancelled	(78,541)	$13.41
Outstanding at December 31, 2025	745,084	$8.54

At December 31, 2025, there was $3,528,000 of unrecognized compensation expense related to these awards, which will be recognized over the weighted average remaining vesting period of approximately 1.9 years.

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

The following summarizes the changes in the warranty returns:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Balance at beginning of period	$17,760,000	$16,649,000	$19,677,000	$19,326,000
Charged to expense	35,066,000	38,116,000	117,832,000	113,212,000
Amounts processed	(36,962,000)	(35,390,000)	(121,645,000)	(113,163,000)
Balance at end of period	$15,864,000	$19,375,000	$15,864,000	$19,375,000

At December 31, 2025 and March 31, 2025, the Company’s total warranty return accrual was $15,864,000 and $19,677,000, respectively, of which $7,823,000 and $6,478,000, respectively, was included in the customer returns RGA issued within accounts receivable—net and $8,041,000 and $13,199,000, respectively, was included in the customer finished goods returns accrual in the condensed consolidated balance sheets.

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

Financial information relating to the Company’s segments is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Net sales to external customers for Hard Parts reportable segment	$156,156,000	$174,548,000	$538,651,000	$527,412,000
Intersegment sales for Hard Parts reportable segment	152,000	344,000	613,000	840,000
Total net sales for Hard Parts reportable segment	$156,308,000	$174,892,000	$539,264,000	$528,252,000

Reconciliation of net sales
Other net sales (1)	$11,541,000	$11,628,000	$38,880,000	$36,837,000
Elimination of intersegment net sales	(152,000)	(344,000)	(613,000)	(840,000)
Total consolidated net sales	$167,697,000	$186,176,000	$577,531,000	$564,249,000

Less (2):
Material, labor, and overhead expenses	$96,745,000	$110,247,000	$337,480,000	$350,369,000
Logistic expenses (3)	29,300,000	22,106,000	101,773,000	70,783,000
Revaluation of cores on customers' shelves	554,000	758,000	2,805,000	2,316,000
Foreign exchange impact of lease liabilities and forward contracts	(594,000)	2,460,000	(10,411,000)	18,966,000
Other segment items (4)	21,705,000	20,252,000	64,660,000	61,925,000
Total operating income for Hard Parts reportable segment	$8,598,000	$19,069,000	$42,957,000	$23,893,000

Reconciliation of profit (loss)
Other operating (loss) income (1)	(271,000)	(1,515,000)	1,790,000	(322,000)
Elimination of intersegment operating income	7,000	27,000	27,000	74,000
Interest expense, net	(10,901,000)	(14,435,000)	(36,412,000)	(43,004,000)
Change in fair value of compound net derivative liability	3,910,000	260,000	(140,000)	2,460,000
Total consolidated income (loss) before income tax expense	$1,343,000	$3,406,000	$8,222,000	$(16,899,000)

Reconciliations of other significant items and assets:

Depreciation and amortization
Depreciation and amortization for Hard Parts reportable segment (5)	$2,072,000	$2,321,000	$6,399,000	$7,247,000
Other depreciation and amortization (1)	287,000	211,000	782,000	615,000
Total consolidated depreciation and amortization	$2,359,000	$2,532,000	$7,181,000	$7,862,000

Capital Expenditures
Capital expenditures for Hard Parts reportable segment	$296,000	$601,000	$1,064,000	$1,402,000
Other capital expenditures (1)	121,000	68,000	1,186,000	314,000
Total consolidated capital expenditures	$417,000	$669,000	$2,250,000	$1,716,000

Assets	December 31, 2025	March 31, 2025
Total assets for Hard Parts reportable segment	$1,003,541,000	$967,178,000
Other assets (1)	59,653,000	58,355,000
Elimination of intersegment assets	(71,884,000)	(67,897,000)
Total consolidated assets	$991,310,000	$957,636,000

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

19. Share Repurchases

In December 2025, the Company’s board of directors approved an increase in its share repurchase program from $37,000,000 to $57,000,000 of its common stock. During the nine months ended December 31, 2025, the Company repurchased 669,472 shares of its common stock for $8,351,000. As of December 31, 2025, $31,928,000 has been utilized and $25,072,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in the Company’s Credit Facility and Convertible Notes. The Company retired the 2,048,613 shares repurchased under this program through December 31, 2025. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

20. Related Party Transactions

Lease

The Company has an operating lease for its 35,000 square foot manufacturing, warehouse, and office facility in Ontario, Canada, with a company co-owned by a member of management. The Company renewed this operating lease for an additional three-year period, effective January 1, 2025. The rent expense recorded for this related party lease was $93,000 and $81,000 for the three months ended December 31, 2025 and 2024, respectively. The rent expense recorded for this related party lease was $280,000 and $243,000 for the nine months ended December 31, 2025 and 2024, respectively.

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

Results of Operations for the Three Months Ended December 31, 2025 and 2024

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key consolidated operating data:

	Three Months Ended
	December 31,
	2025	2024
Cash flow (used in) provided by operations	$(8,229,000)	$34,357,000
Finished goods turnover (annualized) (1)	3.4	3.7

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended
	December 31,
	2025	2024
Net sales	$167,697,000	$186,176,000
Cost of goods sold	134,819,000	141,294,000
Gross profit	32,878,000	44,882,000
Gross margin	19.6%	24.1%

Net Sales. Our consolidated net sales for the three months ended December 31, 2025 were $167,697,000, which represents a decrease of $18,479,000, or 9.9%, from the three months ended December 31, 2024 of $186,176,000. This decrease in sales was primarily due to the continued impact of lower purchases by one of our largest customers during the three months ended December 31, 2025 compared with the three months ended December 31, 2024.

Gross Profit. Our consolidated gross profit was $32,878,000, or 19.6% of consolidated net sales, for the three months ended December 31, 2025 compared with $44,882,000, or 24.1% of consolidated net sales, for the three months ended December 31, 2024. The decrease of 4.5% in gross margin was primarily due to lower sales as discussed above.

In addition, our gross margin for the three months ended December 31, 2025 and 2024 was impacted by (i) the continued amortization of core and finished goods premiums of $2,980,000 and $2,664,000, respectively and (ii) the non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, which resulted in a write-down of $554,000 and $758,000, respectively.

Operating Expenses

The following summarizes our consolidated operating expenses:

	Three Months Ended
	December 31,
	2025	2024
General and administrative	$15,328,000	$16,212,000
Sales and marketing	6,350,000	5,621,000
Research and development	3,460,000	3,008,000
Foreign exchange impact of lease liabilities and forward contracts	(594,000)	2,460,000
Percent of net sales
General and administrative	9.1%	8.7%
Sales and marketing	3.8%	3.0%
Research and development	2.1%	1.6%
Foreign exchange impact of lease liabilities and forward contracts	(0.4)%	1.3%

General and Administrative. Our general and administrative expenses for the three months ended December 31, 2025 were $15,328,000, which represents a decrease of $884,000, or 5.5%, from the three months ended December 31, 2024 of $16,212,000. This decrease was primarily due to $1,225,000 of lower employee incentives partially offset by $397,000 of severance due to headcount reductions.

Sales and Marketing. Our sales and marketing expenses for the three months ended December 31, 2025 were $6,350,000, which represents an increase of $729,000, or 13.0%, from the three months ended December 31, 2024 of $5,621,000. This increase was primarily due to (i) $257,000 from increased headcount to support our growth initiatives, (ii) $245,000 of increased advertising expense, and (iii) $212,000 of increased trade show expense.

Research and Development. Our research and development expenses for the three months ended December 31, 2025 were $3,460,000, which represents an increase of $452,000, or 15.0%, from the three months ended December 31, 2024 of $3,008,000. This increase was primarily due to (i) $205,000 for engineering-related professional services, (ii) $123,000 for increased headcount to support our new product introductions, and (iii) $110,000 of increased expense for supplies and our sample library.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts were a non-cash gain of $594,000 compared with a non-cash loss of $2,460,000 for the three months ended December 31, 2025 and 2024, respectively. This change during the three months ended December 31, 2025 compared with the three months ended December 31, 2024 was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities, which resulted in a non-cash gain of $1,183,000 compared with a non-cash loss of $1,875,000, respectively, due to foreign currency exchange rate fluctuations and (ii) the forward foreign currency exchange contracts, which resulted in non-cash losses of $589,000 and $585,000, respectively, due to the changes in their fair values.

Operating Income

Consolidated Operating Income. Our consolidated operating income for the three months ended December 31, 2025 was $8,334,000 compared with $17,581,000 for the three months ended December 31, 2024. This decrease was primarily due to the impact of lower sales partially offset by the foreign exchange remeasurement of lease liabilities and forward contracts, as discussed above.

Interest Expense

Interest Expense, net. Our interest expense for the three months ended December 31, 2025 was $10,901,000, which represents a decrease of $3,534,000, or 24.5%, from interest expense for the three months ended December 31, 2024 of $14,435,000. This decrease was primarily due to (i) lower utilization of our accounts receivable discount programs, (ii) lower average outstanding balances under our credit facility, and (iii) lower interest rates on both our credit facility and accounts receivable discount programs.

Change in Fair Value of Compound Net Derivative Liability

Change in Fair Value of Compound Net Derivative Liability. Our change in fair value of compound net derivative liability associated with the convertible notes issued on March 31, 2023 was a non-cash gain of $3,910,000 and $260,000 for the three months ended December 31, 2025 and 2024, respectively.

Provision for Income Taxes

Income Tax. We recorded an income tax benefit of $434,000, or an effective tax rate of (32.3)%, and income tax expense of $1,115,000, or an effective tax rate of 32.7%, for the three months ended December 31, 2025 and 2024, respectively. The effective tax rate for the three months ended December 31, 2025, was primarily impacted by the change in valuation allowance on certain jurisdictions’ deferred tax assets resulting from current year activities and foreign income taxed at rates that are different from the federal statutory rate.

Results of Operations for the Nine Months Ended December 31, 2025 and 2024

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key consolidated operating data:

	Nine Months Ended
	December 31,
	2025	2024
Cash flows provided by operations	$23,664,000	$36,368,000
Finished goods turnover (annualized) (1)	4.0	3.8

(1)
Annualized finished goods turnover for the fiscal period is calculated by multiplying cost of goods sold for the period by 1.33 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal period. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Nine Months Ended
	December 31,
	2025	2024
Net sales	$577,531,000	$564,249,000
Cost of goods sold	468,009,000	448,916,000
Gross profit	109,522,000	115,333,000
Gross margin	19.0%	20.4%

Net Sales. Our consolidated net sales for the nine months ended December 31, 2025 were $577,531,000, which represents an increase of $13,282,000, or 2.4%, from the nine months ended December 31, 2024 of $564,249,000. Our sales for the nine months ended December 31, 2025 compared with the nine months ended December 31, 2024 reflects the recognition of remanufactured core revenue of $14,797,000 in connection with the realignment of inventory at certain customer distribution centers.

Gross Profit. Our consolidated gross profit was $109,522,000, or 19.0% of consolidated net sales, for the nine months ended December 31, 2025 compared with $115,333,000, or 20.4% of consolidated net sales, for the nine months ended December 31, 2024. Our gross margin for the nine months ended December 31,2025 was impacted by $2,124,000 of net tariff costs paid for products sold before price increases were effective.

In addition, our gross margin for the nine months ended December 31, 2025 and 2024 was impacted by (i) continued amortization of core and finished goods premiums of $8,815,000 and $8,013,000, respectively and (ii) the non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, which resulted in a write-down of $2,805,000 and $2,316,000, respectively.

Operating Expenses

The following summarizes our consolidated operating expenses:

	Nine Months Ended
	December 31,
	2025	2024

General and administrative	$45,094,000	$47,934,000
Sales and marketing	19,371,000	16,904,000
Research and development	10,694,000	7,884,000
Foreign exchange impact of lease liabilities and forward contracts	(10,411,000)	18,966,000
Percent of net sales
General and administrative	7.8%	8.5%
Sales and marketing	3.4%	3.0%
Research and development	1.9%	1.4%
Foreign exchange impact of lease liabilities and forward contracts	(1.8)%	3.4%

General and Administrative. Our general and administrative expenses for the nine months ended December 31, 2025 were $45,094,000, which represents a decrease of $2,840,000, or 5.9%, from the nine months ended December 31, 2024 of $47,934,000. This decrease was primarily due to $2,936,000 of severance costs recorded during the nine months ended December 31, 2024.

Sales and Marketing. Our sales and marketing expenses for the nine months ended December 31, 2025 were $19,371,000, which represents an increase of $2,467,000, or 14.6%, from the nine months ended December 31, 2024 of $16,904,000. This increase was primarily due to (i) $846,000 from increased headcount to support our growth initiatives, (ii) $745,000 of increased commissions expense, (iii) $412,000 of increased advertising and marketing expenses, and (iv) $227,000 of increased trade show expense.

Research and Development. Our research and development expenses for the nine months ended December 31, 2025 were $10,694,000, which represents an increase of $2,810,000, or 35.6%, from the nine months ended December 31, 2024 of $7,884,000. This increase was primarily due to (i) $1,308,000 for engineering-related professional services, (ii) $990,000 for increased headcount to support our new product introductions, and (iii) $490,000 of increased expense for supplies and our sample library.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts were a non-cash gain of $10,411,000 compared with a non-cash loss of $18,966,000 for the nine months ended December 31, 2025 and 2024, respectively. This change during the nine months ended December 31, 2025 compared with the nine months ended December 31, 2024 was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities, which resulted in a non-cash gain of $6,652,000 compared with a non-cash loss of $11,562,000, respectively, due to foreign currency exchange rate fluctuations and (ii) the forward foreign currency exchange contracts, which resulted in a non-cash gain of $3,759,000 compared with a non-cash loss of $7,404,000, respectively, due to the changes in their fair values.

Operating Income

Consolidated Operating Income. Our consolidated operating income for the nine months ended December 31, 2025 was $44,774,000 and $23,645,000 for the nine months ended December 31, 2024. This increase was primarily due to the impact of the foreign exchange remeasurement of lease liabilities and forward contracts and other items as discussed above.

Interest Expense

Interest Expense, net. Our interest expense for the nine months ended December 31, 2025 was $36,412,000, which represents a decrease of $6,592,000, or 15.3%, from interest expense for the nine months ended December 31, 2024 of $43,004,000. This decrease was primarily due to (i) lower interest rates on both our credit facility and accounts receivable discount programs and (ii) lower average outstanding balances under our credit facility.

Change in Fair Value of Compound Net Derivative Liability

Change in Fair Value of Compound Net Derivative Liability. Our change in fair value of compound net derivative liability associated with the convertible notes issued on March 31, 2023 was a non-cash loss of $140,000 compared with a non-cash gain of $2,460,000 for the nine months ended December 31, 2025 and 2024, respectively.

Provision for Income Taxes

Income Tax. We recorded income tax expense of $5,552,000, or an effective tax rate of 67.5%, and $1,849,000, or an effective tax rate of (10.9)%, for the nine months ended December 31, 2025 and 2024, respectively. The effective tax rate for the nine months ended December 31, 2025, was primarily impacted by the change in valuation allowance on certain jurisdictions’ deferred tax assets resulting from current year activities and foreign income taxed at rates that are different from the federal statutory rate.

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $166,975,000 and $160,446,000, a ratio of current assets to current liabilities of 1.4:1.0 at December 31, 2025 and 1.5:1.0 at March 31, 2025.

Our primary source of liquidity was from cash generated from operations and the use of our receivable discount programs during the nine months ended December 31, 2025. We believe our cash and cash equivalents, use of receivable discount programs, and amounts available under our credit facility are sufficient to satisfy our expected future liquidity needs, including lease and capital expenditure obligations over the next 12 months.

Share Repurchase Program

In December 2025, our board of directors approved an increase in our share repurchase program from $37,000,000 to $57,000,000 of our common stock. During the nine months ended December 31, 2025, we repurchased 669,472 shares of our common stock for $8,351,000. As of December 31, 2025, $31,928,000 has been utilized and $25,072,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our credit facility and convertible notes. We retired the 2,048,613 shares repurchased under this program through December 31, 2025. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Cash Flows

The following summarizes cash flows as reflected in the condensed consolidated statements of cash flows:

	Nine Months Ended
	December 31,
	2025	2024
Cash flows provided by (used in):
Operating activities	$23,664,000	$36,368,000
Investing activities	(2,146,000)	(1,614,000)
Financing activities	(14,339,000)	(36,796,000)
Effect of exchange rates on cash and cash equivalents	903,000	(1,122,000)
Net increase (decrease) in cash and cash equivalents	$8,082,000	$(3,164,000)
Additional selected cash flow data:
Depreciation and amortization	$7,181,000	$7,862,000
Capital expenditures	2,250,000	1,716,000

Net cash provided by operating activities was $23,664,000 and $36,368,000 during the nine months ended December 31, 2025 and 2024, respectively. Our operating activities were primarily impacted by (i) changes in operating results (net income (loss) plus the net add-back for non-cash transactions in earnings) and (ii) changes in our working capital due primarily to the build-up of our inventory to support future sales. We continue to manage our working capital to maximize our operating cash flow.

Net cash used in investing activities was $2,146,000 and $1,614,000 during the nine months ended December 31, 2025 and 2024, respectively. The change in our investing activities primarily resulted from increased capital expenditures.

Net cash used in financing activities was $14,339,000 and $36,796,000 during the nine months ended December 31, 2025 and 2024, respectively. The change in our financing activities were primarily due to (i) higher net repayments of amounts outstanding under our revolving facility during the prior year and (ii) the repurchase of 669,472 shares of our common stock for $8,351,000 and 268,130 shares of our common stock for $2,096,000 during the nine months ended December 31, 2025 and 2024, respectively.

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

We had $88,010,000 and $90,787,000 outstanding under the Revolving Facility at December 31, 2025 and March 31, 2025, respectively. In addition, $15,470,000 was outstanding for letters of credit at December 31, 2025. At December 31, 2025, after certain contractual adjustments, $128,583,000 was available under the Revolving Facility. The interest rate on our Revolving Facility was 6.97% and 7.46%, at December 31, 2025 and March 31, 2025, respectively.

The Credit Facility requires us to maintain a minimum fixed charge coverage ratio if undrawn availability is less than 22.5% of the aggregate revolving commitments and a specified minimum undrawn availability. During the nine months ended December 31, 2025, undrawn availability was greater than the 22.5% threshold, therefore, the fixed charge coverage ratio financial covenant was not required to be tested.

Convertible Notes

On March 31, 2023, we entered into a note purchase agreement, as amended, (the “Note Purchase Agreement”) with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P. (collectively, the “Purchasers”) and Bison Capital Partners VI, L.P., as the purchaser representative (the “Purchaser Representative”) for the issuance and sale of $32,000,000 in aggregate principal amount of convertible notes due in 2029 (the “Convertible Notes”), which was used for general corporate purposes. The Convertible Notes bear interest at a rate of 10.0% per annum, compounded annually, and payable (i) in-kind or (ii) in cash, annually in arrears on April 1 of each year, commencing on April 1, 2024. In April 2025, non-cash accrued interest on the Convertible Notes of $3,521,000 was paid in-kind and is included in the principal amount of Convertible Notes at December 31, 2025. The Convertible Notes have an initial conversion price of $15.00 per share of the Company’s common stock, subject to adjustment as provided in the Convertible Notes (“Conversion Option”). Unless and until we deliver a redemption notice, the Purchasers of the Convertible Notes may convert their Convertible Notes at any time at their option. Upon conversion, the Convertible Notes will be settled in shares of our common stock. Except in the case of the occurrence of a fundamental transaction, as defined in the form of convertible promissory note, we may not redeem the Convertible Notes prior to March 31, 2026. After March 31, 2026, we may redeem all or part of the Convertible Notes for a cash purchase (the “Company Redemption”) price. The effective interest rate was 18.3% as of December 31, 2025 and March 31, 2025, respectively.

In connection with the Note Purchase Agreement, we entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at December 31, 2025 and March 31, 2025.

The Company Redemption option has been combined with the Conversion Option as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the condensed consolidated balance sheets at December 31, 2025 and March 31, 2025. The fair value of the Conversion Option and the Company Redemption option using Level 3 inputs and the Monte Carlo simulation model was a liability of $19,600,000 and $9,000,000, and an asset of $11,990,000 and $1,530,000 at December 31, 2025 and March 31, 2025, respectively. During the three months ended December 31, 2025 and 2024, we recorded a non-cash gain of $3,910,000 and $260,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statements of operations. During the nine months ended December 31, 2025 and 2024, we recorded a non-cash loss of $140,000 and a non-cash gain of $2,460,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

The Convertible Notes also contain additional features, such as, default interest and options related to a fundamental transaction, which were not separately accounted for as the value of such features were not material at December 31, 2025 and March 31, 2025.

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

The following is a summary of the accounts receivable discount programs:

	Nine Months Ended
	December 31,
	2025	2024
Receivables discounted	$489,798,000	$488,505,000
Weighted average number of days collection was accelerated	346	342
Annualized weighted average discount rate	5.4%	6.3%
Amount of discount recognized as interest expense	$25,456,000	$29,202,000

Supplier Finance Programs

We utilize a supplier finance program, which allows certain of our suppliers to sell their receivables due from us to participating financial institutions at the sole discretion of both the supplier and the financial institutions. The program is administered by a third party. Commitments from participating financial institutions that are available to suppliers under this program were $40,000,000 as of December 31, 2025. We have no economic interest in the sale of these receivables and no direct relationship with the financial institution. Payments to the third-party administrator are based on services rendered and are not related to the volume or number of financing agreements between suppliers, financial institution, and the third-party administrator. We are not a party to agreements negotiated between participating suppliers and the financial institution. Our obligations to our suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in this program. We do not provide guarantees and there are no assets pledged to the financial institution or the third-party administrator for the committed payment in connection with this program. At December 31, 2025 and March 31, 2025, we had $32,632,000 and $33,661,000, respectively, of outstanding supplier obligations confirmed as valid under this program, included in accounts payable in the condensed consolidated balance sheets.

Capital Expenditures and Commitments

Capital Expenditures

Our total capital expenditures were $4,231,000 and $2,531,000 for nine months ended December 31, 2025 and 2024, respectively. These capital expenditures include (i) cash paid for the purchase of plant and equipment, (ii) plant and equipment acquired under finance leases, and (iii) accrued capital expenditures. Capital expenditures for the nine months ended December 31, 2025 primarily include the purchase of equipment for our current operations and our global growth initiatives. We expect to incur approximately $5,000,000 of capital expenditures primarily to support our global growth initiatives and maintenance of our facilities and equipment during fiscal 2026. We have used and expect to continue using our working capital and additional capital lease obligations to finance these capital expenditures.

Related Party Transactions

Lease

We have an operating lease for our 35,000 square foot manufacturing, warehouse, and office facility in Ontario, Canada, with a company co-owned by a member of management. We renewed this operating lease for an additional three-year period, effective January 1, 2025. The rent expense recorded for this related party lease was $93,000 and $81,000 for the three months ended December 31, 2025 and 2024, respectively. The rent expense recorded for this related party lease was $280,000 and $243,000 for the nine months ended December 31, 2025 and 2024, respectively.

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

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). This standard requires us to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes. The standard also requires us to annually disclose our income taxes paid (net of refunds received), disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be applied prospective basis, although optional retrospective application is permitted. We will adopt this standard as of March 31, 2026, and are currently evaluating the impact this guidance will have on our financial statement disclosures. We expect our consolidated financial statements as of March 31, 2026 to include the expanded income tax disclosures required by the standard.

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

Interim Reporting

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements, which improves the navigability of the guidance in ASC 270, Interim Reporting, and clarifies when it applies. Under this guidance, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. This guidance is effective for annual periods beginning after December 15, 2027, including interim reporting periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements and disclosures.

Codification Improvements

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to GAAP. The update represents changes to the Accounting Standards Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. This guidance is effective for annual periods beginning after December 15, 2026, including interim reporting periods within those fiscal years, with early adoption permitted. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. We are currently evaluating the impact this guidance will have on our consolidated financial statements and disclosures.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer

Shares repurchased during the three months ended December 31, 2025 were as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

October 1 - October 31, 2025:
Open market and privately negotiated purchases	-	$-	$-	$10,068,000
November 1 - November 30, 2025:
Open market and privately negotiated purchases	381,562	$13.09	4,996,000	5,072,000
December 1 - December 31, 2025:
Open market and privately negotiated purchases	-	$-	-	25,072,000

Total	381,562		$4,996,000	$25,072,000
___________
(1)
In December 2025, our board of directors approved an increase in our share repurchase program from $37,000,000 to $57,000,000 of our common stock. As of December 31, 2025, $31,928,000 has been utilized and $25,072,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our Credit Facility and Convertible Notes. We retired the 2,048,613 shares repurchased under this program through December 31, 2025. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.
Item 3.
Defaults Upon Senior Securities

None.

Item 5. Other Information

(a)
None.

(b)
None.

(c)
During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408 of Regulation S-K.

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

MOTORCAR PARTS OF AMERICA, INC

Dated: February 9, 2026	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: February 9, 2026	By:	/s/ Kamlesh Shah
Kamlesh Shah
Chief Accounting Officer