Form 10-K
period 2026-03-31
MOTORCAR PARTS OF AMERICA INC
filed 2026-06-08
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of September 30, 2025, which was the last business day of the registrant’s most recently completed fiscal second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $300,342,000 based on the closing sale price as reported on the NASDAQ Global Select Market.

There were 18,924,818 shares of common stock outstanding as of June 1, 2026.

DOCUMENTS INCORPORATED BY REFERENCE:

In accordance with General Instruction G (3) of Form 10-K, the information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s Definitive Proxy Statement for the registrant’s next Annual Meeting of Stockholders filed within 120 days of March 31, 2026 or will be included in an amendment to this Form 10-K filed within 120 days of March 31, 2026.

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

PART I

Item 1.
Business

General

We are a leading supplier of automotive aftermarket non-discretionary replacement parts and test solutions and diagnostic equipment -- building upon industry leading technology to be “The Global Leader for Parts and Solutions that Move Our World Today and Tomorrow”. We operate in the $130 billion automotive aftermarket for replacement hard parts in North America. Our hard parts products include light-duty rotating electrical products and brake-related products. In addition, we sell test solutions and diagnostic equipment, which were added with our acquisitions of D&V Electronics Ltd. in July 2017 and Mechanical Power Conversion, LLC in December 2018 and heavy-duty rotating electrical products, which were added with our January 2019 acquisition of Dixie Electric, Ltd.

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

Demand for replacement parts generally increases with the age of vehicles and miles driven, which provides favorable opportunities for sales of our products. The current population of light-duty vehicles in the U.S. is approximately 296 million, and the average age of these vehicles is approximately 13 years and is expected to continue to grow, in particular during recession years. Although miles driven can fluctuate for various reasons, including fuel prices, they have been generally increasing for several years.

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

Growth Strategies and Key Initiatives

With a scalable infrastructure and abundant growth opportunities, we continue to focus on strategic growth by leveraging our competitive advantage and growing our industry position by providing innovative and intuitive solutions to our customers.

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
●
Introduction of new product lines. While we have not introduced any new product lines recently, we have expanded our new product introduction in existing product lines, and we continue to engage with our customers to identify potential new product opportunities to grow our business.
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
●
Leverage our manufacturing capacity and supply chain sourcing. We continue to focus on improving our manufacturing efficiencies and supply chain costs. This includes (i) leveraging manufacturing capacity to meet demand across all non-discretionary product lines, (ii) capitalizing on our existing operations in Mexico with volume and efficiency benefits, and (iii) ongoing focus on lowering supply chain sourcing, particularly lower-tariff cost locations.

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

Our products include: (i) rotating electrical products such as alternators and starters, (ii) brake-related products, which include brake calipers, brake boosters, brake rotors, brake pads, brake master cylinders, and wheel hub assemblies and bearings, (iii) test solutions and diagnostic equipment products, and (iv) heavy-duty products.

Segment Reporting

Our three operating segments are as follows:

●
Hard Parts, which include (i) light duty rotating electric products such as alternators and starters and (ii) brake-related products, which includes brake calipers, brake boosters, brake rotors, brake pads and brake master cylinders, and wheel hub assemblies and bearings,
●
Test Solutions and Diagnostic Equipment, which includes (i) applications for combustion engine vehicles, including bench-top testers for alternators and starters, (ii) equipment for the pre- and post-production of electric vehicles, and (iii) software emulation of power system applications for the electrification of all forms of transportation (including automobiles, trucks, the emerging electrification of systems within the aerospace industry, and electric vehicle charging stations), and

●
Heavy Duty, which includes non-discretionary automotive aftermarket replacement hard parts for heavy-duty truck, industrial, marine, and agricultural applications.

Our Hard Parts operating segment meets the criteria of a reportable segment. The Test Solutions and Diagnostic Equipment and Heavy Duty segments are not material and are not required to be separately reported. See Note 20 of the notes to consolidated financial statements for more information.

Sales, Marketing and Distribution

We sell our hard parts products to the largest automotive chains, including Advance Auto Parts, AutoZone, Genuine Parts (NAPA), and O’Reilly Auto Parts with an aggregate of approximately 25,000 retail outlets. In addition, these products are sold to warranty replacement programs (“OES”) customers, professional installers, and a diverse group of automotive warehouse distributors. Our heavy-duty products, which have some overlap with the light-duty automotive aftermarket, are also sold via specialty distribution channels through OES, fleet, and auto electric outlets. We also sell test solutions and diagnostic equipment to the automotive chains listed above and via direct and indirect sales channels, national and international technical conferences, and trade shows to some of the world’s leading automotive companies, and to the aerospace/aviation sector. We also offer testing services at our technical center located in Detroit, Michigan. During fiscal 2026, we sold approximately 99% of our products in North America, with approximately 1% of our products sold in Asian and European countries.

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

We primarily ship our products from our facilities and various third-party warehouse distribution centers in North America, including our 410,000 square foot distribution center in Mexico and our warehouse and distribution center in Malaysia that supports our direct shipment programs.

Customers: Customer Concentration. While we continually seek to diversify our customer base, we currently derive, and have historically derived, a substantial portion of our sales from a small number of large customers. Sales to our three largest customers in the aggregate represented 85%, 86%, and 83%, and sales to our largest customer, represented 42%, 39%, and 35% of our net sales during fiscal 2026, 2025 and 2024, respectively. Any meaningful reduction in the level of sales to any of these customers, deterioration of the financial condition of any of these customers or the loss of any of these customers could have a materially adverse impact on our business, results of operations, and financial condition.

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

Competition

Our business is highly competitive. We compete with several large and medium-sized companies, including (i) Terrepower and DRiV for hard parts, (ii) Burke Porter and Langdi Measurement Control for test solutions and diagnostic equipment, and (iii) a large number of smaller regional and specialty companies. We also compete with other overseas manufacturers, particularly those located in Asia who are increasing their operations and could become a significant competitive force in the future.

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

Production Process for Test Solutions and Diagnostic Equipment. Our test solutions and diagnostic equipment are engineered and manufactured in North America at facilities in Toronto, Canada and Binghamton, New York, U.S. Our facility in Canada is certified under ISO 9001:2015 quality management standard, which mandates that we foster continuous improvement to our manufacturing processes. Materials for custom systems are procured on a “just-in-time” basis while materials for standard systems are purchased in economic quantities to optimize efficiency. All incoming materials and components are inspected and tested as required. Certain components require vendor-supplied certificates of compliance or test results prior to shipment; remaining items are inspected upon arrival according to established protocols. Our manufacturing process combines skilled labor from certified and licensed technicians with raw materials, manufactured components, purchased components, and purchased capital components to complete our test solutions and diagnostic equipment. Comprehensive inspections and tests are conducted in alignment with our quality control program, which complies with ISO 9001:2015 standards.

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

As of March 31, 2026, we employed approximately 5,600 people, with 300 people in the United States, 4,900 people in Mexico, 200 people in Canada, and 200 people in Malaysia and China. Approximately 5,200 people are production employees. We have non-union and unionized facilities. Approximately 4,700 production employees are covered by a local union in Mexico. We believe we have a strong relationship with the union that represents our employees.

Inclusion and Diversity. Our board is ethnically diverse and comprised of six independent directors, including one woman. We believe an inclusive workforce is critical to our success, with an ongoing focus on the hiring, retention, and advancement of women and other underrepresented ethnic groups. We employ 37% women and 63% men globally. In the United States, 68% of our workforce are considered ethnic minorities.

Health, Safety and Wellness. The success of our business is connected to the safety and well-being of our team members and their families. We provide our employees and their families with flexible and convenient health and wellness programs. Our programs are intended to support the physical and mental well-being with the tools and resources for employees to improve or maintain their health, and we encourage engagement in healthy behaviors for team members and their families.

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

Risks Related to Economic, Political and Health Conditions

Developments in global and local economic, political, and social conditions, such as international trade disputes, disruptions from rapid changes in trade policy and new or increased tariffs, a foreign or domestic debt crisis, currency volatility, natural disasters, war, such as the war in Ukraine and the conflicts in Iran, Israel, Gaza and the surrounding areas, epidemics and pandemics, the fear of spread of contagious diseases and civil unrest, may have a material impact on our results of operations and financial condition, and the continuation of or worsening of such conditions could have a similar or worse impact.

Geopolitical tensions in the Middle East, including direct or indirect conflict involving Iran, have had and could continue to have significant global economic and operational impacts. Such conflicts may disrupt global trade routes, energy supplies, and financial markets, and may lead to increased volatility in fuel prices, transportation costs, and availability and pricing of key materials. In particular, disruptions in critical maritime shipping routes, including those in or near the Strait of Hormuz or other strategic chokepoints, could significantly delay or increase the cost of transporting goods and raw materials. Additionally, such conflicts may result in the imposition of sanctions, export controls, or other trade restrictions that could affect our ability to source components or conduct business in certain regions. These developments could materially disrupt our supply chain, increase our operating costs, reduce customer demand, and adversely impact our business, results of operations, and financial condition.

A variety of economic, political, and social conditions have led to adverse impacts on the U.S. and global economies and created uncertainty regarding the potential effects of such conditions on our employees, supply chains, operations, and customer demand including international trade disputes, disruptions from rapid changes in trade policy and new or increased tariffs, a foreign or domestic debt crisis, currency volatility, natural disasters, war, epidemics and pandemics, the fear of spread of contagious diseases and civil unrest. Certain of these conditions may impact our operations and the operations of our customers, suppliers, and vendors in a number of ways, including but not limited to, the following:

●
significantly increased costs and uncertainty in future costs due to higher tariff rates charged on components and finished goods by the U.S. and by other countries, and uncertainty regarding future tariff rates due to rapidly evolving trade policy in the U.S. and the potential for retaliatory tariffs charged by other countries;
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

Adverse changes in economic conditions, including inflation, slower economic growth and the potential for a recession, increased fuel prices, rapid changes in trade policy, new or increased tariffs, including retaliatory tariffs, global trade disruptions, unemployment levels, decreased availability of consumer credit, taxation or instability in the financial markets or credit markets may either lower demand for our products or increase our operational costs, or both. In addition, rapidly evolving federal, state and local government policies, the results of elections, and other changes in the political landscape could have similar effects, and responding to such changes in policy may divert the attention of senior management from our operations. Such conditions may also have a material impact on our customers, suppliers and other parties with whom we do business. Our revenue will be adversely affected if demand for our products declines, including if we are forced to make our products more expensive for customers as a result of increasing costs, including regulatory expenses such as tariffs, and our customers don’t agree with these increased costs. The impact of unfavorable economic conditions may also impair the ability of our customers to pay for products they have purchased. As a result, reserves for doubtful accounts and write-offs of accounts receivables may increase, and delay or failure to collect a significant portion of amounts due on those receivables could have a material adverse effect upon our business, results of operations, and financial condition. In addition, we also get pressure from our suppliers to pay them faster and from our customers to pay us slower, which impacts our cash flows.

Risks Related to Our Business and Industry

We rely on a few customers for a majority of our business, and the loss of any of these customers, significant changes in the prices, marketing allowances or other important terms provided to any of these customers, or adverse developments with respect to the financial condition of these customers, could harm our operating results.

Our net sales are concentrated among a small number of our customers. Sales to our three largest customers in the aggregate represented 85%, and sales to our largest customer represented 42% of our net sales during fiscal 2026. We are under ongoing pressure from our major customers to offer lower prices, extend payment terms, increase marketing and other allowances and other terms more favorable to these customers because our sales to these customers are concentrated, and provide the market in which we operate is very competitive. Customer demands have put continued pressure on our operating margins and profitability, resulted in periodic contract renegotiation to provide more favorable prices and terms to these customers and significantly increased our working capital needs. The loss of or a significant decline in sales to any of these customers could adversely affect our business, results of operations, and financial condition. In addition, customer concentration leaves us vulnerable to any adverse change in the financial condition of these customers.

We regularly review our accounts receivable and allowance for credit losses by considering factors such as historical experience, credit quality and age of the accounts receivable, and the current economic conditions that may affect a customer’s ability to pay amounts owed to us. We participate in trade accounts receivable discount programs with our major customers. If the creditworthiness of any of our major customers was downgraded, we could be adversely affected as we may be subjected to higher interest rates on the use of these discount programs or we could be forced to wait longer for payment. In certain cases, we have experienced higher interest rates due to changes in customer credit profiles, which have had an impact on the overall cost of these financing arrangements. Should our customers experience significant cash flow problems, our financial position and results of operations could be materially and adversely affected, and our losses could include the outstanding receivable balance, Used Cores expected to be returned by customers, and the value of the Remanufactured Cores held at customers’ locations. We maintain an allowance for credit losses that, in our opinion, provides for an adequate reserve to cover losses that may be incurred. However, we cannot assure you that our losses will not exceed our reserve for the reasons and risks above. Changes in terms with, significant allowances for, and collections from these customers could affect our operating results and cash flows.

Failure to compete effectively could reduce our market share and significantly harm our financial performance.

Our industry is highly competitive, and our success depends on our ability to compete with suppliers of automotive aftermarket products, some of which may have substantially greater financial, marketing and other resources than we do. The automotive aftermarket industry is highly competitive, and our success depends on our ability to compete with domestic and international suppliers of automotive aftermarket products. Due to the diversity of our product offering, we compete with several large and medium-sized companies, including (i) Terrepower and DRiV for hard parts, (ii) Burke Porter and Langdi Measurement Control for test solutions and diagnostic equipment, and (iii) a large number of smaller regional and specialty companies. We also face competition from original equipment manufacturers, which, through their automotive dealerships, supply many of the same types of replacement parts we sell. In addition, other overseas competitors, particularly those located in Asia, are increasing their operations and are becoming a significant competitive force.

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

Increased competition from manufacturers in China and other low-cost regions, including those with advanced automated manufacturing capabilities, could adversely affect our business, results of operations, and financial condition.

We face increasing competition from overseas manufacturers, particularly those located in China and other regions with lower labor and production costs. Certain of these competitors are investing heavily in advanced automated manufacturing technologies, including robotics, artificial intelligence-driven production systems, and large-scale manufacturing infrastructure. These capabilities may allow such competitors to produce automotive aftermarket products at lower cost, with greater speed, scalability, and consistency than we are able to achieve.

As a result, our competitors may be able to offer more competitive pricing, improved product availability, or enhanced product features, which could result in loss of market share, pressure on our margins, or reduced customer demand for our products. In addition, government support, subsidies, or favorable industrial policies in certain foreign jurisdictions may further enhance the competitive position of these manufacturers.

If we are unable to effectively compete with these manufacturers, including by continuing to invest in automation, operational efficiencies, and technological innovation, our business, results of operations, and financial condition could be materially and adversely affected.

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

Because the automotive industry relies heavily on just-in-time delivery of components during the assembly and manufacture of vehicles, a work stoppage or production shutdown at one or more of our manufacturing and assembly facilities could have adverse effects on our business. Similarly, if one or more of our customers were to experience a work stoppage, that customer would likely halt or limit purchases of our products. We have had and could continue to have significant disruptions in the supply of several key components from Asia due to work stoppages, production shutdowns, government closures, and other supply chain issues at many of our suppliers, leading to an adverse effect on our financial results.

Interruptions or delays in obtaining component parts could impair our business and adversely affect our operating results.

In our remanufacturing processes, we obtain Used Cores, primarily through the core exchange programs with our customers, and component parts from third-party manufacturers. To supplement Used Cores received from our customers we purchase Used Cores from core brokers. Historically, the Used Core returned from customers together with purchases from core brokers have provided us with an adequate supply of Used Cores, however, increases or uncertainty in tariff rates and global trade disruptions may cause a significant disruption in the supply of Used Cores, which may cause our operating activities to be materially and adversely impacted. Additionally, increased Used Core acquisitions by existing or new competitors or other changes could further disrupt the supply of Used Cores and increase the significance of such impacts. In addition, a number of the other components used in the remanufacturing process are available from a very limited number of suppliers. We are, as a result, vulnerable to any disruption in component supply and often are forced to purchase new units to obtain particularly difficult-to-get cores, and any meaningful disruption in this supply from uncertainty in tariff rates and global trade disruptions or other factors would materially and adversely impact our operating results. The imposition of tariffs, or even the potential imposition of tariffs is likely to cause a significant disruption in our manufacturing process, depending on the level and breadth of such tariff.

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

A significant portion of automotive parts and components we use in our remanufacturing process are imported from suppliers located outside the U.S., including China and other countries in Asia. As a result, we are subject to various risks of doing business in foreign markets and importing products from abroad, such as the following, which we have recently experienced:

●
significant delays in the delivery of cargo due to port security and overcrowding considerations;
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

Merchandise manufactured offshore represents a significant portion of our total product purchases. Disruptions in the shipping or cost of such merchandise recently have and may continue to or may more significantly decrease our sales and profits. In addition, if imported merchandise continues to become more expensive or less available due to increased tariff rates, trade disputes or other unfavorable impacts, the transition to alternative sources may not occur in time to meet our demands. Merchandise from alternative sources may also be of lesser quality and more expensive than those we currently import. Risks associated with our reliance on imported merchandise include disruptions in shipping and importation or increase in the costs of imported products. For example, common risks include:

●
increased sensitivity to changes in tariff rates;
●
raw material shortages;
●
problems with oceanic shipping, including shipping container shortages;
●
increased customs inspections of import shipments or other factors causing delays in shipments; and
●
increases in shipping rates, all of which we experienced.

As well as the following common risks, which we may experience in the future:

●
work stoppages;
●
strikes and political unrest;
●
economic crises;
●
international disputes and wars;
●
loss of “most favored nation” trading status by the U.S. in relations to a particular foreign country;
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

We could be subject to changes in tax rates, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities.

Our effective income tax rate depends on many factors, including changes in tax laws or treaties and their interpretation, accounting guidance, changes in the valuation of our deferred tax assets and liabilities, and our ability to sustain tax positions on examination. We operate in multiple jurisdictions, which increases the complexity of our tax profile and may result in greater volatility in our effective tax rate. Adverse audit outcomes or increased compliance requirements could increase our tax obligations and adversely affect our results of operations.

International tax reform initiatives, including the Organization for Economic Cooperation and Development's global minimum tax framework, have been enacted or proposed in certain jurisdictions in which we operate, and additional guidance continues to evolve. In addition, recent and future changes to U.S. tax legislation, including the provisions of the 2025 One Big Beautiful Bill Act, may affect our tax obligations. While the ultimate impact of these developments remains uncertain, they could increase our tax expense or effective tax rate in future periods.

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

Disruptions in the automotive aftermarket industry, including the financial distress or bankruptcy of significant competitors, suppliers, or customers, could adversely affect our business and operating results.

The automotive aftermarket industry has experienced, and may continue to experience, consolidation and financial distress among market participants, including manufacturers, distributors, and suppliers. The bankruptcy or restructuring of a significant industry participant, such as a major competitor, could result in substantial disruption to the market.

Such disruptions may include aggressive pricing or liquidation of inventory by distressed competitors, changes in customer purchasing behavior, supply shortages, loss of key suppliers, or shifts in market share. In addition, we may experience increased pressure from customers seeking more favorable pricing or terms as a result of such disruptions, or may be required to assume additional operational or financial burdens in response to changes in the competitive landscape.

These dynamics could negatively impact our sales, margins, supply chain stability, and overall financial performance. We cannot predict the timing or extent of such disruptions or their impact on our business.

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

We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. In fiscal 2026, approximately 29% of our total expenses were in currencies other than the U.S. dollar. As a result of our extensive operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso. To mitigate this currency risk, we enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. We also enter into forward foreign exchange contracts to exchange U.S. dollars for Chinese yuan in order to mitigate risk related to our purchases and payments to our Chinese vendors. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. These contracts generally expire in a year or less. Any change in the fair value of foreign exchange contracts is accounted for as an increase or decrease to foreign exchange impact of lease liabilities and forward contracts in the consolidated statements of operations. We recorded a non-cash gain of $2,515,000, and non-cash losses of $4,179,000, and $1,373,000, due to the change in the fair value of the forward foreign currency exchange contracts during fiscal 2026, 2025, and 2024, respectively. In addition, we recorded a gain of $6,409,000, a loss of $11,713,000, and a gain of $5,187,000, in connection with the remeasurement of foreign currency-denominated lease liabilities during fiscal 2026, 2025, and 2024, respectively.

Changes in trade policy and other factors beyond our control could materially adversely affect our business.

We are affected by trade policy, including global tariffs. In December 2019, the United States, Mexico and Canada signed the amended United States-Mexico-Canada Agreement (the “USMCA”). The U.S. government has indicated that it intends to negotiate changes to the USMCA in 2026 with the Mexican and Canadian governments. The effects of such negotiations and any changes to the USMCA may negatively impact our operations in Mexico and Canada and may significantly and materially increase our costs by increasing the cost of shipping products from our distribution center or remanufacturing facilities in Mexico and our subsidiaries in Canada. It remains difficult to predict what effect the USMCA or other trade agreements and organizations will have on our business. If the U.S. were to withdraw from or materially modify any other international trade agreements to which it is a party or if the U.S. imposes significant additional tariffs on imports from China or other restrictions, it could have a materially adverse impact on our business, results of operations, and financial condition.

Tariffs imposed by the United States government could have a material adverse effect on our results of operations.

The U.S. government has placed increased tariffs on certain goods imported from China and other countries and may impose new tariffs on goods imported from China and other countries, including products that we import. In response, China and other countries have, and may again in the future, impose increased tariffs on a wide range of products imported from the U.S. and adjust the value of its currency. Further, the U.S. government has imposed new tariffs on additional countries, including Mexico and Canada from which we remanufacture and distribute products, and we have operations. While such tariffs on Mexico and Canada were paused in connection with an agreement to renegotiate the USMCA, similar tariffs could significantly increase the cost of the products that we import and may materially impact our cost of goods and business.

If renegotiations related to existing or threatened tariffs are unsuccessful or additional tariffs or trade restrictions are implemented by the U.S. or other countries in connection with a global trade war, the resulting escalation of trade tensions could have a material adverse effect on world trade and the global economy. Even in the absence of further tariffs or trade restrictions, the related uncertainty and the market's fear of an economic slowdown could lead to a decrease in consumer spending, and we may experience lower net sales than expected. Reduced net sales may result in reduced operating cash flows if we are not able to appropriately manage inventory levels or reduce expenses.

In addition, recent legal challenges to U.S. trade measures, including tariffs imposed under statutes such as the International Emergency Economic Powers Act (“IEEPA”), have introduced further uncertainty regarding the scope, duration and enforceability of such tariffs. In early 2026, the U.S. Supreme Court affirmed a lower court decision invalidating certain tariffs previously imposed under IEEPA, and subsequent executive actions have created additional uncertainty regarding the potential reinstatement, modification or replacement of such tariffs.

These developments may result in shifting trade policies, including the possibility of retroactive adjustments, refund claims or new tariff regimes, which could impact the cost of imported components, the competitiveness of our products and our overall supply chain strategy. Ongoing or future litigation and regulatory actions may continue to create volatility in trade policy, making it difficult to predict the ultimate impact on our business, financial condition and results of operations.

Risks Related to Our Indebtedness

Our debt can impact our operating results and cash flows and limit our operations.

As of March 31, 2026, we had $94,668,000 of debt outstanding under our credit facility, which is at variable interest rates. Fluctuations in those rates could impact our operating results and cash flows. The weighted average interest on our debt was 6.79% at March 31, 2026 compared to 7.46% at March 31, 2025. In addition, our credit facility has restrictions that could limit aspects of our operations.

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

In addition, some of the domestic and foreign jurisdictions in which we operate could mandate additional ESG disclosure and impose additional requirements on us. For example, in October 2023, California passed the Climate Corporate Data Accountability Act (“SB-253”), which mandates the disclosure of greenhouse gas emissions, including Scope 1, Scope 2 and Scope 3 emissions; and the Climate-Related Financial Risk Act (“SB-261”), which mandates the disclosure of climate-related financial risks, and measures adopted to reduce and adapt to such risks. California has delayed formal rulemaking for SB-253 until the first quarter of 2026. As of the date of this Annual Report, SB-261 is subject to a court injunction on its implementation. We continue to monitor and review developments relating to SB-253 and SB-261. A failure to comply with investor or other stakeholder expectations and standards, which are evolving, or if we are perceived to not have responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, could also cause reputational harm to our business and could cause certain investors to be unwilling to invest in our stock, which could adversely impact our ability to raise capital and could have other material adverse effects on us.

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

The products we manufacture or contract to manufacture contain small quantities of Tin and Gold. We manufacture or contract to manufacture one product with small quantities of Tantalum. For the reporting year ending December 31, 2025, we surveyed 245 smelters or refiners for these minerals that are, or could be, in our supply chain. Of these, 85% were validated as Compliant or Conformant as conflict-free, per publicly available information on the Conflict Free Sourcing Initiative website. We have not been able to ascertain the conflict-free status of the remaining smelters or refiners.

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

Our failure to effectively adopt and integrate artificial intelligence and other emerging technologies into our operations and products could adversely affect our competitiveness and business performance.

While we currently utilize artificial intelligence (“AI”) technologies in certain aspects of our business, the pace of technological advancement in AI and related fields is rapid and may significantly impact the automotive aftermarket industry. Competitors that successfully integrate AI into manufacturing, supply chain management, pricing, forecasting, customer service, and product development may achieve meaningful competitive advantages.

If we are unable to timely and effectively adopt, implement, or scale AI and other advanced technologies, we may experience reduced operational efficiency, higher costs, slower innovation cycles, and diminished customer value propositions. This could result in loss of market share, reduced profitability, and decreased competitiveness relative to peers who more effectively leverage such technologies.

Additionally, the costs associated with developing, acquiring, and implementing AI technologies may be significant, and we may not realize the expected benefits of such investments.

Cyber-attacks or other breaches of information technology security could adversely impact our business and operations.

Cybersecurity threats continue to evolve in sophistication and scale, and may be exacerbated by geopolitical tensions, including potential cyberwarfare conducted by nation-state actors or affiliated organizations. These attacks may target critical infrastructure, supply chains, financial systems, or corporate networks. As a result, we may face increased risk of cyber-attacks that could disrupt our operations, compromise sensitive data, impair our systems, or result in financial loss. Such attacks could include ransomware, data exfiltration, denial-of-service attacks, or other forms of malicious activity. Although we have implemented cybersecurity measures and risk management practices, these measures may not be sufficient to prevent or mitigate all potential threats. A successful cyber-attack could result in operational disruption, reputational harm, legal liability, and increased costs, any of which could materially and adversely affect our business, results of operations, and financial condition.

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

Item 2.
Properties

The following sets forth the location, type of facility, square footage and ownership interest in each of our material facilities:

		Approx.	Leased
		Square	or
Location	Type of Facility	Feet	Owned	Expiration

Torrance, CA	Remanufacturing, Warehouse, Administrative, and Office	231,000	Leased	March 2032
Tijuana, Mexico	Remanufacturing, Warehouse, and Office	312,000	Leased	August 2033
Tijuana, Mexico	Distribution Center and Office	410,000	Leased	December 2032
Tijuana, Mexico	Remanufacturing, Warehouse, and Office	199,000	Leased	December 2032
Tijuana, Mexico	Core Induction, Warehouse, and Office	173,000	Leased	December 2032
Tijuana, Mexico	Warehouse	68,000	Leased	June 2026
Malaysia	Remanufacturing, Warehouse, and Office	114,000	Leased	Various through September 2032
Singapore	Warehouse and Office	18,000	Leased	December 2027
Shanghai, China	Warehouse and Office	27,000	Leased	March 2027
Ontario, Canada	Remanufacturing, Warehouse, and Office	157,000	Leased	September 2026
Ontario, Canada	Manufacturing, Warehouse, and Office	35,000	Leased	December 2027

We believe the above mentioned facilities are sufficient to satisfy our current and foreseeable operations.

Item 3.
Legal Proceedings

We are subject to various lawsuits and claims. In addition, government agencies and self-regulatory organizations have the ability to conduct periodic examinations of and administrative proceedings regarding our business, and our compliance with law, code, and regulations related to all matters including but not limited to environmental, information security, taxes, levies, and tariffs. In the opinion of management, such litigation is not expected to have a material effect on our financial condition, results of operations, and cash flows.

Item 4.
Mine Safety Disclosures

Not applicable.

PART II

Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol MPAA. As of June 1, 2026, there were 18,924,818 shares of common stock outstanding held by 8 holders of record.

Purchases of Equity Securities by the Issuer

Share repurchase activity during the fourth quarter of fiscal 2026 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2026:
Open market and privately negotiated purchases	-	$-	-	$25,072,000
February 1 - February 28, 2026:
Open market and privately negotiated purchases	286,136	$10.48	286,136	22,072,000
March 1 - March 31, 2026:
Open market and privately negotiated purchases	-	$-	-	22,072,000
Total	286,136		286,136	$22,072,000

(1)
In December 2025, our board of directors approved an increase in our share repurchase program from $37,000,000 to $57,000,000 of our common stock. As of March 31, 2026, $34,928,000 has been utilized and $22,072,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our Credit Facility and Convertible Notes. We retired the 2,334,749 shares repurchased under this program through March 31, 2026. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Equity Compensation Plan Information

The following summarizes our equity compensation plans as of March 31, 2026:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c )
Equity compensation plans approved
by security holders	2,395,096	(1)	$19.47	(2)	777,699	(3)
Equity compensation plans not
approved by security holders	N/A		N/A		N/A
Total	2,395,096		$19.47		777,699

(1)
Consists of (i) 835,301 stock options issued under the Fourth Amended and Restated 2010 Incentive Award Plan (the “2010 Plan”) and (ii) 684,720 RSUs, 744,542 PSUs, and 130,533 stock options issued under our First Amended and Restated 2022 Incentive Award Plan (the “2022 Plan”).
(2)
The weighted average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs and PSUs, since RSUs and PSUs have no exercise price.
(3)
Consists of shares available for future issuance under our 2022 Plan.

Stock Performance Graph

The following graph compares the cumulative return to holders of our common stock for the five years ending March 31, 2026 with the NASDAQ Composite Total Returns Index and the Zacks Retail and Wholesale Auto Parts Index. The comparison assumes $100 was invested at the close of business on March 31, 2021 in our common stock and in each of the comparison groups, and assumes reinvestment of dividends.

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

Management Overview

With a scalable infrastructure and abundant growth opportunities, we continue to focus on strategic growth by leveraging our competitive advantage and growing our industry position by providing innovative and intuitive solutions to our customers. To support our strategic growth, we have made investments, which included (i) a 410,000 square foot distribution center, (ii) two buildings totaling 372,000 square feet for remanufacturing and core sorting of brake calipers, (iii) the realignment of production at our original 312,000 square foot facility in Mexico, and (iv) the addition of a warehousing and distribution facility in Malaysia to support our direct shipment programs.

Highlights and Accomplishments in Fiscal 2026

During fiscal 2026, we continued to focus on strategic growth, improving profitability and leveraging our industry position within a rapidly changing competitive environment for non-discretionary aftermarket parts and solutions. Our solid financial position, quality products and customer relationships are key competitive strengths, and we expect to further capitalize on these distinctive qualities in fiscal 2027. The following significant accomplishments support our optimism:

●
Financial performance:
▸
Net sales increased 4.3 percent to a record $789.8 million;
▸
Gross profit increased 3.9 percent to a record $159.9 million;
▸
Operating income increased 64.9 percent to $65.8 million;
▸
Net income increased to $12.4 million from a net loss of $19.5 million in the prior year;
▸
Generated cash from operating activities of approximately $19.2 million;
▸
Repurchased 955,608 shares of our common stock for $11.4 million.
●
Awarded significant new business commitments;
●
Expanded brand equity by increasing sales under the MPA portfolio of brands, including Quality-Built® in the professional installer market;
●
Expanded product coverage with more than 237 new part numbers -- covering more than approximately 54 million vehicles in operation in North America for our Hard Parts products;
●
Successfully executed tariff mitigation programs, including sourcing from lower tariff countries;
●
Commenced the relocation of certain of our operations to our lower cost operation in Mexico, which will enable these products to become more competitive;
●
Continued sales growth in the emerging Mexican market;
●
Continued market share gains for our JBT-1 bench-top testers, with the majority of retail stores in North America deploying our diagnostic units; and
●
Commenced direct shipments from our distribution center in Malaysia.

Trends Affecting Our Business

Our business is impacted by various factors within the economy that affect both our customers and our industry, including but not limited to foreign currency, evolving tariff policy, inflation, interest rates, geopolitical events, and other economic conditions. Given the nature of these various factors, we cannot predict whether or for how long certain trends will continue, nor can we predict to what degree these trends will impact us in the future.

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

Tariffs

We source the majority of our raw materials and parts from suppliers in a variety of non-U.S. countries, which are subject to tariffs. As a result, we have taken actions designed to mitigate the potential impacts of tariffs, including, but not limited to, passing along price increases to our customers and negotiating cost concessions from our suppliers where possible. Absent any changes in trade regulations, we anticipate inflationary cost increases due to these tariffs and any resulting impact on macroeconomic conditions and our business to continue. There can be no assurance that these tariffs or future imposition of any additional tariffs, changes thereto, or actions taken by countries in response to these tariffs will not have a material adverse effect on our business, results of operations, financial condition, or liquidity in any period or that any actions we take to mitigate the impact of these tariffs will be effective.

Inflation

The cost to manufacture and distribute our products is impacted by the cost of raw materials, finished goods, labor, and transportation. During fiscal 2026, we continued to experience increased costs of raw materials, finished goods, higher labor costs in Mexico, and other administrative costs. We can only pass our increased costs onto customers on a limited basis. Future general price inflation and its impact on costs and availability of materials could adversely affect our financial results.

Interest Rates

Interest rates in the U.S. remain high as a result of the federal government’s efforts to curb on-going inflation. Although interest rates decreased slightly during fiscal 2026, overall, interest costs for our accounts receivable discount programs and borrowings under our credit facility, which have interest costs that vary with interest rate movements, remain high. Most of our interest costs result from our accounts receivable discount programs, which had a weighted average discount rate of 5.4% for fiscal 2026 compared with 6.2% for fiscal 2025. The weighted average interest on borrowings under our credit facility was 6.79% at March 31, 2026 compared with 7.46% at March 31, 2025. Any future increases in interest rates will continue to adversely impact our financial results.

Segment Reporting

Our three operating segments are as follows:

●
Hard Parts, which include (i) light duty rotating electric products such as alternators and starters and (ii) brake-related products, which includes brake calipers, brake boosters, brake rotors, brake pads and brake master cylinders, and wheel hub assemblies and bearings,
●
Test Solutions and Diagnostic Equipment, which includes (i) applications for combustion engine vehicles, including bench-top testers for alternators and starters, (ii) equipment for the pre- and post-production of electric vehicles, and (iii) software emulation of power system applications for the electrification of all forms of transportation (including automobiles, trucks, the emerging electrification of systems within the aerospace industry, and electric vehicle charging stations), and
●
Heavy Duty, which includes non-discretionary automotive aftermarket replacement hard parts for heavy-duty truck, industrial, marine, and agricultural applications.

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

In preparing our consolidated financial statements, we use estimates and assumptions for matters that are inherently uncertain. We base our estimates on historical experiences and reasonable assumptions. Our use of estimates and assumptions affect the reported amounts of assets, liabilities and the amount and timing of revenues and expenses we recognize for and during the reporting period. We are not currently aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of March 31, 2026. However, these estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Recently Adopted Accounting Pronouncements

Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (Topic 740). This standard requires us to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes. The standard also requires us to annually disclose our income taxes paid (net of refunds received), disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be applied on a prospective basis, although optional retrospective application is permitted. We adopted this standard on a prospective basis as of March 31, 2026, which expanded our income tax disclosures.

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
●
We record an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. We periodically review inventory to identify excess quantities and part numbers that are experiencing a reduction in demand. Any part numbers with quantities identified during this process are reserved for at rates based upon our judgment, historical rates, and consideration of possible scrap and liquidation values which may be as high as 100% of cost if no liquidation market exists for the part. As a result of this process, we recorded reserves for excess and obsolete inventory of $19,002,000 and $18,964,000 at March 31, 2026 and 2025, respectively.

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

Contract Assets

Contract assets consists of: (i) the core portion of the finished goods shipped to customers, (ii) upfront payments to customers in connection with customer contracts, (iii) core premiums paid to customers, and (iv) finished goods premiums paid to customers.

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

Finished goods premiums paid to customers represent the difference between the finished good acquisition price paid to customers, generally in connection with new business, and the related finished good cost, which is treated as an asset and recognized as a reduction of revenue through the later of the date at which related revenue is recognized or the date at which the sales incentive is offered. We consider, among other things, the length of our largest ongoing customer relationships, duration of customer contracts, and the average life of vehicles on the road in determining the appropriate period of time over which to amortize these premiums. Finished goods premiums are amortized over a period of up to eight years, adjusted for specific circumstances associated with the arrangement. Finished goods premiums are recorded as long-term contract assets. Finished goods premiums expected to be amortized within our normal operating cycle, which is generally one year, are classified as short-term contract assets.

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

Accrued core payments represent the agreed upon price of Remanufactured Cores purchased from customers, generally in connection with new business, which are held by these customers and remain on their premises. The sales price of these Remanufactured Cores will be realized when our relationship with a customer ends, a possibility that we consider remote based on existing long-term customer agreements and historical experience. The payments to be made to customers for purchases of Remanufactured Cores within our normal operating cycle, which is generally one year, are considered short-term contract liabilities and the remainder are recorded as long-term contract liabilities.

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

Customer Finished Goods Returns Accrual

The customer finished goods returns accrual represents our estimate of our exposure to customer returns, including warranty returns, under our general right of return policy to allow customers to return items that their end user customers have returned to them and from time to time, stock adjustment returns when the customers’ inventory of certain product lines exceeds the anticipated sales to end-user customers. The customer finished goods returns accrual represents the Unit Value of the estimated returns and is classified as a current liability due to the expectation that these returns will occur within the normal operating cycle of one year. Our customer finished goods returns accrual was $29,923,000 and $34,411,000 at March 31, 2026 and 2025, respectively. The change in the customer finished goods returns accrual primarily resulted from the timing of returned goods authorizations (“RGAs”) issued at March 31, 2026 compared with March 31, 2025.

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

Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable income. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income based on assumptions that are consistent with our future plans. A valuation allowance is established when we believe it is not more likely than not all or some of a deferred tax assets will be realized. In evaluating our ability to recover deferred tax assets within the jurisdiction in which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, past financial performance, and tax planning strategies. At March 31, 2026 and 2025, we had a valuation allowance on deferred tax assets that is considered not more likely than not to be realized under U.S. GAAP. Should the actual amount differ from our estimate, the amount of our valuation allowance could be impacted.

We have made an accounting policy election to recognize the U.S. tax effects of global intangible low-taxed income as a component of income tax expense in the period the tax arises.

Results of Operations

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating consolidated data for the periods indicated:

	Fiscal Years Ended March 31,
	2026	2025	2024

Cash flows provided by operations	$19,158,000	$45,477,000	$39,172,000
Finished goods turnover (1)	3.9	3.8	3.7

(1)
Finished goods turnover is calculated by dividing the cost of goods sold for the year by the average of beginning and ending non-core finished goods inventory values, for each fiscal year. We believe that this provides a useful measure of our ability to turn our inventory into revenues.

Fiscal 2026 Compared with Fiscal 2025

Net Sales and Gross Profit

The following summarizes consolidated net sales and gross profit:

	Fiscal Years Ended March 31,
	2026	2025
Net sales to external customers	$789,806,000	$757,354,000
Cost of goods sold	629,905,000	603,526,000
Gross profit	159,901,000	153,828,000
Gross profit percentage	20.2%	20.3%

Net Sales. Our consolidated net sales for fiscal 2026 were $789,806,000, which represents an increase of $32,452,000, or 4.3%, from fiscal 2025 of $757,354,000. The increase in our sales for fiscal 2026 compared with fiscal 2025 includes the recognition of remanufactured core revenue of $34,714,000 in connection with the realignment of inventory at certain customers’ distribution centers.

The following summarizes consolidated net sales by product mix:

	Years Ended March 31,
	2026	2025
Rotating electrical products	68%	67%
Brake-related products (1)	28%	29%
Other products	4%	4%
	100%	100%

(1)
During fiscal 2026, we combined our wheel hub products into our brake-related products. Prior year amounts have been recast to conform to the current year presentation.

Gross Profit. Our consolidated gross profit was $159,901,000, or 20.2% of consolidated net sales, for fiscal 2026 compared with $153,828,000, or 20.3% of consolidated net sales, for fiscal 2025. Our gross margin for fiscal 2026 compared with fiscal 2025 was impacted by (i) continued amortization of core and finished goods premiums of $11,901,000 and $10,738,000, respectively, (ii) the non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, which resulted in a write-down of $3,590,000 and $2,805,000, respectively, (iii) transition expenses of $2,571,000 and $1,298,000, respectively, in connection with our on-going strategy to utilize our global footprint to enhance operating efficiencies, and (iv) net tariff costs paid for products sold before price increases were effective of $2,124,000 and $4,607,000, respectively.

Operating Expenses

The following summarizes consolidated operating expenses:

	Fiscal Years Ended March 31,
	2026	2025
General and administrative	$63,303,000	$64,047,000
Sales and marketing	25,491,000	22,561,000
Research and development	14,196,000	11,405,000
Foreign exchange impact of lease liabilities and forward contracts	(8,924,000)	15,892,000

Percent of net sales

General and administrative	8.0%	8.5%
Sales and marketing	3.2%	3.0%
Research and development	1.8%	1.5%
Foreign exchange impact of lease liabilities and forward contracts	(1.1)%	2.1%

General and Administrative. Our general and administrative expenses for fiscal 2026 were $63,303,000, which represents a decrease of $744,000, or 1.2%, from fiscal 2025 of $64,047,000. This decrease was primarily due to $2,265,000 in decreased severance costs partially offset by $1,087,000 of increased information technology costs in connection with cybersecurity and other productivity tools.

Sales and Marketing. Our sales and marketing expenses for fiscal 2026 were $25,491,000, which represents an increase of $2,930,000, or 13.0%, from fiscal 2025 of $22,561,000. This increase was primarily due to (i) $986,000 from increased headcount to support our growth initiatives, (ii) $782,000 in increased commissions expense, and (iii) $829,000 in increased advertising and other marketing expenses.

Research and Development. Our research and development expenses for fiscal 2026 were $14,196,000, which represents an increase of $2,791,000, or 24.5%, from fiscal 2025 of $11,405,000. This increase was primarily due to (i) $1,213,000 for increased employee-related costs primarily to support our new product introductions, (ii) $999,000 for engineering-related professional services, and (iii) $454,000 in increased expense for supplies and our sample library.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts were a non-cash gain of $8,924,000 compared with a non-cash loss of $15,892,000 for fiscal 2026 and 2025, respectively. This change during fiscal 2026 compared with fiscal 2025 was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities resulted in a non-cash gain of $6,409,000 compared with a non-cash loss of $11,713,000, respectively, and (ii) the change in the fair values of forward foreign currency exchange contracts resulted in a non-cash gain of $2,515,000 compared with a non-cash loss of $4,179,000, respectively.

Operating Income

Consolidated Operating Income. Our consolidated operating income for fiscal 2026 was $65,835,000 compared with $39,923,000 for fiscal 2025. This increase was primarily due to the impact of the foreign exchange remeasurement of lease liabilities and forward contracts and other items as discussed above.

Interest Expense

Interest Expense, net. Our interest expense for fiscal 2026 was $46,696,000, which represents a decrease of $8,854,000, or 15.9%, from interest expense for fiscal 2025 of $55,550,000. This decrease was primarily due to (i) lower interest rates on both our credit facility and accounts receivable discount programs, (ii) lower average outstanding balances under our credit facility, and (iii) lower utilization of our accounts receivable discount programs.

Change in Fair Value of Compound Net Derivative Liability

Change in Fair Value of Compound Net Derivative Liability. Our change in fair value of compound net derivative liability was a non-cash gain of $1,130,000 compared with a non-cash loss of $60,000 for fiscal 2026 and 2025, respectively, associated with the convertible notes issued on March 31, 2023.

Provision for Income Taxes

Income Tax. We recorded income tax expense of $7,875,000, or an effective tax rate of 38.9%, and $3,783,000, or an effective tax rate of (24.1)%, for fiscal 2026 and 2025, respectively. The effective tax rate for fiscal 2026 and 2025 were primarily impacted by (i) the change in valuation allowance on certain jurisdictions’ deferred tax assets resulting from current year activities, (ii) foreign income taxed at rates that are different from the federal statutory rate, and (iii) non-deductible executive compensation under Internal Revenue Code Section 162(m).

Fiscal 2025 Compared with Fiscal 2024

A discussion of the changes in our results of operations for the year ended March 31, 2025, as compared with the year ended March 31, 2024, has been omitted from this Form 10-K but may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the annual report on Form 10-K for the year ended March 31, 2025, filed with the SEC on June 9, 2025, which is available free of charge on the SEC’s website at www.sec.gov by searching with our ticker symbol “MPAA” or at our internet address, www.motorcarparts.com, by clicking “Investors/Financials/SEC Filings” located at the top of the page.

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $184,386,000 and $160,446,000, a ratio of current assets to current liabilities of 1.5:1.0 at March 31, 2026 and 2025, respectively.

Our primary source of liquidity was from cash generated from operations and the use of our accounts receivable discount programs during the year ended March 31, 2026. We believe our cash generated from operations, cash and cash equivalents, use of accounts receivable discount programs, and amounts available under our credit facility are sufficient to satisfy our expected future liquidity needs over the next 12 months.

Cash Flows

The following summarizes cash flows as reflected in the consolidated statements of cash flows:

	Fiscal Years Ended March 31,
	2026	2025	2024
Cash provided by (used in):
Operating activities	$19,158,000	$45,477,000	$39,172,000
Investing activities	(3,590,000)	(4,469,000)	(479,000)
Financing activities	(10,980,000)	(44,655,000)	(36,439,000)
Effect of exchange rates on cash and cash equivalents	633,000	(898,000)	124,000
Net increase (decrease) in cash and cash equivalents	$5,221,000	$(4,545,000)	$2,378,000

Additional selected cash flow data:
Depreciation and amortization	$9,788,000	$10,400,000	$11,619,000
Capital expenditures	3,696,000	4,578,000	1,000,000

Fiscal 2026 Compared with Fiscal 2025

Net cash provided by operating activities was $19,158,000 and $45,477,000 for fiscal 2026 and 2025, respectively. Our operating activities were primarily impacted by the following changes in our working capital: (i) the build-up of our inventory to support future sales and (ii) higher accounts receivable balances resulting from increased sales that will be collected in future periods. In addition, our operating activities were further impacted by changes in operating results (net income (loss) plus the net add-back for non-cash transactions in earnings). We continue to manage our working capital to maximize our operating cash flow.

Net cash used in investing activities was $3,590,000 and $4,469,000 for fiscal 2026 and 2025, respectively. The change in our investing activities primarily resulted from decreased capital expenditures.

Net cash used in financing activities was $10,980,000 and $44,655,000 for fiscal 2026 and 2025, respectively. The change in our financing activities primarily resulted from (i) net borrowing of $3,881,000 in fiscal 2026 compared with net repayments of $37,213,000 in fiscal 2025, under our revolving facility and (ii) the repurchase of 955,608 shares of our common stock for $11,351,000 in fiscal 2026 compared with 542,134 shares of our common stock for $4,832,000 in fiscal 2025.

Fiscal 2025 Compared with Fiscal 2024

A discussion of the changes in our operating activities, investing activities, and financing activities for the year ended March 31, 2025, as compared with the year ended March 31, 2024, has been omitted from this Form 10-K but may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the annual report on Form 10-K for the year ended March 31, 2025, filed with the SEC on June 9, 2025, which is available free of charge on the SEC’s website at www.sec.gov by searching with our ticker symbol “MPAA” or at our internet address, www.motorcarparts.com, by clicking “Investors/Financials/SEC Filings” located at the top of the page.

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

We had $94,668,000 and $90,787,000 outstanding under the Revolving Facility at March 31, 2026 and 2025, respectively. In addition, $15,470,000 was outstanding for letters of credit at March 31, 2026. At March 31, 2026, after certain contractual adjustments, $119,048,000 was available under the Revolving Facility. The interest rate on our Revolving Facility was 6.79% and 7.46%, at March 31, 2026 and 2025, respectively.

The Credit Facility requires us to maintain a minimum fixed charge coverage ratio if undrawn availability is less than 22.5% of the aggregate revolving commitments and a specified minimum undrawn availability. During the year ended March 31, 2026, undrawn availability was greater than the 22.5% threshold, therefore, the fixed charge coverage ratio financial covenant was not required to be tested.

Convertible Notes, Related Party

On March 31, 2023, we entered into a note purchase agreement, as amended, (the “Note Purchase Agreement”) with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P. (collectively, the “Purchasers”) and Bison Capital Partners VI, L.P., as the purchaser representative (the “Purchaser Representative”) for the issuance and sale of $32,000,000 in aggregate principal amount of convertible notes due in 2029 (the “Convertible Notes”), which was used for general corporate purposes. The Convertible Notes bear interest at a rate of 10.0% per annum, compounded annually, and payable (i) in kind or (ii) in cash, annually in arrears on April 1 of each year. In April 2025, non-cash accrued interest on the Convertible Notes of $3,521,000 was paid in-kind and is included in the principal amount of Convertible Notes at March 31, 2026. In April 2024, non-cash accrued interest on the Convertible Notes of $3,209,000 was paid in-kind and is included in the principal amount of Convertible Notes at March 31, 2025.

The aggregate proceeds from the offering were approximately $31,280,000, net of initial purchasers’ fees and other related expenses. The initial conversion rate is 66.6667 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.00 per share of common stock). At March 31, 2026, we had 28,680,086 shares of our common stock available to be issued if the Convertible Notes were converted.

In connection with the Note Purchase Agreement, we entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The Warrants do not become exercisable unless a Company Redemption (as defined below) occurs and the volume weighted average price of our common stock for 20 consecutive days prior to the redemption is less than $15.00. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at March 31, 2026 and 2025. We estimate the fair value of the Warrants at each balance sheet date. Any subsequent changes from the initial recognition in the fair value of the Warrants will be recorded in current period earnings in the consolidated statements of operations.

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

The Conversion Option and the Company Redemption both met the criteria for bifurcation from the Convertible Notes as derivatives and have been combined as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the consolidated balance sheets. The fair value of the Conversion Option and the Company Redemption option using Level 3 inputs and the Monte Carlo simulation model was a liability of $16,900,000 and $9,000,000, and an asset of $10,560,000 and $1,530,000 at March 31, 2026 and 2025, respectively. We estimate the fair value of the Compound Net Derivative Liability at each balance sheet date. Any subsequent changes from the initial recognition in the fair value of the Compound Net Derivative Liability are recorded in current period earnings in the consolidated statements of operations. During the years ended March 31, 2026, 2025, and 2024, we recorded a gain of $1,130,000, a loss of $60,000, and a gain of $1,020,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the consolidated statements of operations and consolidated statements of cash flows.

The Convertible Notes also contain additional features, such as, default interest and options related to a Fundamental Transaction, requiring bifurcation which were not separately accounted for as the value of such features were not material at March 31, 2026 and 2025. Any subsequent changes from the initial recognition in the fair value of those features are recorded in current period earnings in the consolidated statements of operations.

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

Unamortized debt issuance costs of $745,000 and $916,000 are presented in the balance sheet as a direct deduction from the carrying amounts of the Convertible Notes at March 31, 2026 and 2025, respectively. Debt issuance costs are amortized using the effective interest method through the maturity of the Convertible Notes and recorded in interest expense in the consolidated statements of operations. The effective interest rate was 18.3% as of March 31, 2026, 2025 and 2024, respectively.

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

Accounts Receivable Discount Programs

We use accounts receivable discount programs offered by certain customers and their respective banks. Under these programs, we have options to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These accounts receivable discount programs allow us to accelerate receipt of payment on customers’ receivables. While these arrangements have reduced our working capital needs, there can be no assurance that these accounts receivable discount programs will continue in the future. Interest expense resulting from these accounts receivable discount programs would increase if (i) interest rates were to rise, (ii) utilization of these accounts receivable discount programs expand, (iii) customers extend their payment to us, or (iv) the discount period is extended to reflect more favorable payment terms to customers.

The following is a summary of the accounts receivable discount programs:

	Years Ended March 31,
	2026	2025
Receivables discounted	$620,561,000	$643,918,000
Weighted average days	346	343
Weighted average discount rate	5.4%	6.2%
Amount of discount as interest expense	$32,023,000	$38,021,000

Supplier Finance Programs

We utilize a supplier finance program, which allows certain of our suppliers to sell their receivables due from us to participating financial institutions at the sole discretion of both the supplier and the financial institutions. The program is administered by a third party. Commitments from participating financial institutions that are available to suppliers under this program were $40,000,000 as of March 31, 2026. We have no economic interest in the sale of these receivables and no direct relationship with the financial institution. Payments to the third-party administrator are based on services rendered and are not related to the volume or number of financing agreements between suppliers, financial institution, and the third-party administrator. We are not a party to agreements negotiated between participating suppliers and the financial institution. Our obligations to our suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in this program. We do not provide guarantees and there are no assets pledged to the financial institution or the third-party administrator for the committed payment in connection with this program. At March 31, 2026 and 2025, we had $42,076,000 and $33,661,000, respectively, in outstanding supplier obligations confirmed as valid under this program, included in accounts payable in the consolidated balance sheets.

The following is a summary of the changes in outstanding supplier obligations confirmed as valid under this program:

	Years Ended March 31,
	2026	2025
Confirmed obligations outstanding at beginning of year	$33,661,000	$1,695,000
Invoices confirmed as valid during the year	128,236,000	91,951,000
Confirmed invoices paid during the year	(119,821,000)	(59,985,000)
Confirmed obligations outstanding at end of year	$42,076,000	$33,661,000

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

Share Repurchase Program

In December 2025, our board of directors approved an increase in our share repurchase program from $37,000,000 to $57,000,000 of our common stock. During fiscal 2026, we repurchased 955,608 shares of our common stock for $11,351,000. As of March 31, 2026, $34,928,000 has been utilized and $22,072,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our Credit Facility and Convertible Notes. We retired the 2,334,749 shares repurchased under this program through March 31, 2026. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Capital Expenditures and Commitments

Our total capital expenditures were $6,915,000 in fiscal 2026 and $6,066,000 in fiscal 2025. These capital expenditures include (i) cash paid for the purchase of plant and equipment, (ii) plant and equipment acquired under finance leases, and (iii) accrued capital expenditures. Capital expenditures in fiscal 2026 primarily include the purchase of equipment for our current operations. We expect to incur approximately $9,000,000 of capital expenditures primarily to support our operations in fiscal 2027. We have used and expect to continue using our working capital and additional capital lease obligations to finance these capital expenditures.

Contractual Obligations

The following summarizes our contractual obligations and other commitments as of March 31, 2026 and the effect such obligations could have on our cash flows in future periods:

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	1 year	years	years	years

Finance lease obligations (1)	$5,085,000	$1,547,000	$2,319,000	$1,219,000	$-
Operating lease obligations (2)	79,084,000	12,454,000	23,091,000	23,010,000	20,529,000
Revolving facility (3)	94,668,000	-	94,668,000	-	-
Convertible notes (4)	56,704,000	-	56,704,000	-	-
Accrued core payment (5)	14,469,000	10,448,000	2,803,000	1,218,000	-
Core bank liability (6)	10,095,000	10,095,000	-	-	-
Finished goods liabilities (7)	837,000	837,000	-	-	-
Unrecognized tax benefits (8)	-	-	-	-	-
Allowances incurred under long-term customer contracts (9)	15,497,000	5,982,000	6,292,000	1,849,000	1,374,000
Total	$276,439,000	$41,363,000	$185,877,000	$27,296,000	$21,903,000

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

(5)
Accrued core payment represents the amounts due for principal of $13,725,000 and interest payments of $744,000 to be made in connection with the purchases of Remanufactured Cores from our customers, which are held by these customers and remain on their premises.

(6)
The core bank liability represents the amounts due for principal of $10,048,000 and interest payments of $47,000 to be made in connection with the return of Used Cores from our customers.

(7)
Finished goods liabilities represents the amounts due for principal of $837,000 and no interest payments to be made in connection with the purchase of finished goods from our customers.

(8)
We are unable to reliably estimate the timing of future payments related to uncertain tax position liabilities at March 31, 2026; therefore, future tax payment accruals related to uncertain tax positions in the amount of $913,000 have been excluded from the table above.

(9)  Allowances incurred under long-term customer contracts represent commitments we have with certain customers to provide marketing allowances in consideration for multi-year customer agreements to provide products over a defined period.

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

Interest rate risk

We are exposed to changes in interest rates primarily as a result of the use of our accounts receivable discount programs and borrowing under our Credit Facility, which have interest costs that vary with interest rate movements. During the years ended March 31, 2026 and 2025, collections under our accounts receivable discount program were $620,561,000 and $643,918,000, respectively. The weighted average discount rate was 5.4% and 6.2% during fiscal 2026 and 2025, respectively. If discount rates were to increase 1%, our net annual interest expense on our accounts receivable discount programs would have increased by approximately $6,206,000. In addition, our Revolving Facility bears interest at variable base rates, plus an applicable margin, which was 6.79% and 7.46% at March 31, 2026 and 2025, respectively. At March 31, 2026, borrowings under our Revolving Facility totaled $94,668,000. If interest rates were to increase 1%, our net annual interest expense on our Revolving Facility would have increased by approximately $947,000.

Foreign currency risk

We are exposed to foreign currency exchange risk inherent in our purchases and expenses denominated in currencies other than the U.S. dollar. We transact business in the following foreign currencies: Mexican pesos, Canadian dollar, Malaysian ringgit, Singapore dollar, Chinese yuan, and the Indian rupee. Our primary currency risks result from fluctuations in the value of the Mexican peso and to a lesser extent, the Chinese yuan. To mitigate these risks, we enter into forward foreign currency exchange contracts to exchange U.S. dollars for these foreign currencies. The extent to which we use forward foreign currency exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts generally expire in a year or less. Any changes in the fair values of our forward foreign currency exchange contracts are reflected in current-period earnings. Based upon our forward foreign currency exchange contracts related to these currencies, an increase of 10% in exchange rates at March 31, 2026 would have increased our operating expenses by approximately $3,994,000. During fiscal 2026 and 2025, a gain of $2,515,000 and a loss of $4,179,000, respectively, were recorded due to the change in the fair value of the forward foreign currency exchange contracts subsequent to entering into the contracts. In addition, we recorded a gain of $6,409,000 and a loss of $11,713,000 in connection with the remeasurement of foreign currency-denominated lease liabilities during fiscal 2026 and 2025, respectively.

Credit Risk

We regularly review our accounts receivable and allowance for credit losses by considering factors such as historical experience, credit quality and age of the accounts receivable, and the current economic conditions that may affect a customer’s ability to pay such amounts owed to us. The majority of our sales are to leading automotive aftermarket parts suppliers. We participate in trade accounts receivable discount programs with our major customers. If the creditworthiness of any of our customers was downgraded, we could be adversely affected, in that we may be subjected to higher interest rates on the use of these accounts receivable discount programs or we could be forced to wait longer for payment. In certain cases, we have experienced higher interest rates due to changes in customer credit profiles, which has impacted the overall cost of these financing arrangements. Should our customers experience significant cash flow problems, our financial position and results of operations could be materially and adversely affected, and the maximum amount of loss that would be incurred would be the outstanding receivable balance, Used Cores expected to be returned by customers, and the value of the Remanufactured Cores held at customers’ locations. We maintain an allowance for credit losses that, in our opinion, provides for an adequate reserve to cover losses that may be incurred.

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

Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO, CFO and CAO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO, CFO and CAO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of March 31, 2026.

The effectiveness of our internal control over financial reporting as of March 31, 2026 has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP. Their assessment is included in the accompanying Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

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

Item 9B.
Other Information

Trading Arrangements

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408 of Regulation S-K.

Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.
Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Definitive Proxy Statement in connection with our next Annual Meeting of Stockholders (the “Proxy Statement”).

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees, and have implemented processes for the Company, that we believe are designed to promote compliance with insider trading laws, rules, and regulations and any applicable listing standards. A copy of our Insider Trading Policy is filed with the Annual Report on Form 10-K for the year ended March 31, 2025, which was filed with the SEC on June 9, 2025.

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

Number	Description of Exhibit	Method of Filing

10.9	Third Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of March 24, 2017, among Motorcar Parts of America, Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent	Incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K filed on June 14, 2017.

10.10	Fourth Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of April 24, 2017, among Motorcar Parts of America, Inc., each lender from time to time party thereto and PNC Bank, National Association, as administrative agent	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 27, 2017.

10.11	Fifth Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of July 18, 2017, among Motorcar Parts of America, Inc., each lender from time to time party thereto and PNC Bank, National Association, as administrative agent	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 24, 2017.

10.12*	Amended and Restated Credit Facility, dated as of June 5, 2018, among Motorcar Parts of America, Inc., each lender from time to time party thereto and PNC Bank, National Association, as administrative agent	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2018.

10.13	First Amendment to Amended and Restated Loan Agreement, dated as of November 14, 2018, among Motorcar Parts of America, Inc., D & V Electronics Ltd., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 20, 2018.

10.14	Amendment No. 2 to Employment Agreement, dated as of February 5, 2019, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on February 11, 2019.

10.15	Second Amendment to Amended and Restated Loan Agreement, dated as of June 4, 2019, among Motorcar Parts of America, Inc., D&V Electronics Ltd., Dixie Electric Ltd., Dixie Electric Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 7, 2019.

10.16	Amendment No. 3 to Employment Agreement, dated as of March 30, 2020, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed on June 15, 2020.

Number	Description of Exhibit	Method of Filing

10.17	Amendment No. 4 to Employment Agreement, dated as of May 21, 2020, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to exhibit 10.1 to the Quarterly Report filed on August 10, 2020.

10.18	Third Amendment to Amended and Restated Loan Agreement, dated as of May 28, 2021, among Motorcar Parts of America, Inc., D&V Electronics Ltd., Dixie Electric Ltd., Dixie Electric Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2021.

10.19	Amendment No. 5 to Employment Agreement, dated as of June 18, 2021, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 9, 2021.

10.20	Fourth Amendment to Amended and Restated Loan Agreement, dated as of November 3, 2022, among Motorcar Parts of America, Inc., D&V Electronics Ltd., Dixie Electric Ltd., Dixie Electric Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 9, 2022.

10.21	Fifth Amendment to Amended and Restated Loan Agreement, dated as of February 3, 2023, among Motorcar Parts of America, Inc., D&V Electronics Ltd., Dixie Electric Ltd., Dixie Electric Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on February 9, 2023.

10.22	Note Purchase Agreement	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 31, 2023.

10.23	Registration Rights Agreement	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 31, 2023.

10.24	Sixth Amendment to Amended and Restated Loan Agreement, dated as of May 28, 2021, among Motorcar Parts of America, Inc., D & V Electronics Ltd., Dixie Electric Ltd., and Dixie Electric Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 31, 2023.

10.25	Amendment No. 6 to Employment Agreement, dated March 29, 2023, between Motorcar Parts of America, Inc. and Selwyn Joffe.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 31, 2023.

10.26	First Amendment to Note Purchase Agreement	Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed on June 14, 2023.

10.27	Seventh Amendment to Amended and Restated Loan Agreement, dated as of August 3, 2023, among Motorcar Parts of America, Inc., D & V Electronics Ltd., Dixie Electric Ltd., and Dixie Electric Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2023.

10.28	Second Amendment to the Note Purchase Agreement	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 9, 2023.

10.29	Eighth Amendment to Amended and Restated Loan Agreement, dated as of December 12, 2023, among Motorcar Parts of America, Inc., D & V Electronics Ltd., Dixie Electric Ltd., and Dixie Electric Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 13, 2023.

19.1	Insider Trading Policy	Incorporated by reference to Exhibit 19.0 to the Annual Report on Form 10-K filed on June 9, 2025.

21.1	List of Subsidiaries	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

97.1	Policy for Recovery of Erroneously Awarded Compensation	Filed herewith.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document)	Filed herewith.
101.SCM	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

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

MOTORCAR PARTS OF AMERICA, INC.

Dated: June 8, 2026	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: June 8, 2026	By:	/s/ Kamlesh Shah
Kamlesh Shah
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director (Principal Executive Officer)	June 8, 2026
Selwyn Joffe

/s/ David Lee	Chief Financial Officer (Principal Financial Officer)	June 8, 2026
David Lee

/s/ Kamlesh Shah	Chief Accounting Officer (Principal Accounting Officer)	June 8, 2026
Kamlesh Shah

/s/ David Bryan	Director	June 8, 2026
David Bryan

/s/ Joseph Ferguson	Director	June 8, 2026
Joseph Ferguson

/s/ Philip Gay	Director	June 8, 2026
Philip Gay

/s/ Jeffrey Mirvis	Director	June 8, 2026
Jeffrey Mirvis

/s/ Anil Shrivastava	Director	June 8, 2026
Anil Shrivastava

/s/ Douglas Trussler	Director	June 8, 2026
Douglas Trussler

/s/ Barbara Whittaker	Director	June 8, 2026
Barbara Whittaker

MOTORCAR PARTS OF AMERICA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Motorcar Parts of America, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Motorcar Parts of America, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Motorcar Parts of America, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15a.(2) and our report dated June 8, 2026 expressed an unqualified opinion thereon.

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
June 8, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Motorcar Parts of America, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Motorcar Parts of America, Inc. and subsidiaries (the Company) as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15a.(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 8, 2026 expressed an unqualified opinion thereon.

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

Marketing Allowances

Description of the Matter
As more fully described in Note 2 and Note 15 to the consolidated financial statements, revenue is recognized net of applicable marketing allowances. These marketing allowances vary by contract and can include (i) the issuance of specified credits against receivables, (ii) support for research or marketing efforts, (iii) discounts granted in connection with each individual shipment of product, and (iv) other marketing, research, store expansion or product development support. At March 31, 2026, marketing allowances recorded on the Company’s consolidated balance sheet were $19,616,000, which is presented within contract liabilities.

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

Los Angeles, California
June 8, 2026

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2026	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$14,650,000	$9,429,000
Short-term investments	2,028,000	1,881,000
Accounts receivable — net	112,614,000	91,064,000
Inventory — net	380,603,000	341,209,000
Inventory unreturned	16,438,000	18,460,000
Contract assets	34,552,000	29,606,000
Income tax receivable	5,241,000	4,208,000
Prepaid expenses and other current assets	17,856,000	15,614,000
Total current assets	583,982,000	511,471,000
Plant and equipment — net	30,739,000	31,990,000
Operating lease assets	63,103,000	66,603,000
Deferred income taxes	4,039,000	4,569,000
Long-term contract assets	331,221,000	336,268,000
Goodwill	3,205,000	3,205,000
Intangible assets — net	235,000	552,000
Other assets	2,913,000	2,978,000
TOTAL ASSETS	$1,019,437,000	$957,636,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$167,229,000	$141,906,000
Accrued liabilities	33,270,000	30,211,000
Customer finished goods returns accrual	29,923,000	34,411,000
Contract liabilities	61,201,000	38,158,000
Revolving loan	94,668,000	90,787,000
Other current liabilities	4,348,000	5,570,000
Operating lease liabilities	8,957,000	9,982,000
Total current liabilities	399,596,000	351,025,000
Convertible notes, related party	38,993,000	35,207,000
Contract liabilities, less current portion	249,108,000	241,404,000
Deferred income taxes	425,000	362,000
Operating lease liabilities, less current portion	56,969,000	65,308,000
Other liabilities	8,336,000	6,631,000
Total liabilities	753,427,000	699,937,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 18,924,818 and 19,435,706 shares issued and outstanding at March 31, 2026 and 2025, respectively	189,000	194,000
Additional paid-in capital	226,709,000	234,413,000
Retained earnings	32,427,000	20,033,000
Accumulated other comprehensive income	6,685,000	3,059,000
Total shareholders' equity	266,010,000	257,699,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,019,437,000	$957,636,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended March 31,
	2026	2025	2024

Net sales	$789,806,000	$757,354,000	$717,684,000
Cost of goods sold	629,905,000	603,526,000	585,133,000
Gross profit	159,901,000	153,828,000	132,551,000
Operating expenses:
General and administrative	63,303,000	64,047,000	57,769,000
Sales and marketing	25,491,000	22,561,000	22,481,000
Research and development	14,196,000	11,405,000	9,995,000
Foreign exchange impact of lease liabilities and forward contracts	(8,924,000)	15,892,000	(3,814,000)
Total operating expenses	94,066,000	113,905,000	86,431,000
Operating income	65,835,000	39,923,000	46,120,000
Other expenses:
Interest expense, net	46,696,000	55,550,000	60,040,000
Change in fair value of compound net derivative liability	(1,130,000)	60,000	(1,020,000)
Loss on extinguishment of debt	-	-	168,000
Total other expenses	45,566,000	55,610,000	59,188,000
Income (loss) before income tax expense	20,269,000	(15,687,000)	(13,068,000)
Income tax expense	7,875,000	3,783,000	36,176,000
Net income (loss)	$12,394,000	$(19,470,000)	$(49,244,000)
Basic net income (loss) per share	$0.64	$(0.99)	$(2.51)
Diluted net income (loss) per share	$0.62	$(0.99)	$(2.51)
Weighted average number of shares outstanding:
Basic	19,304,105	19,685,322	19,601,204
Diluted	19,979,070	19,685,322	19,601,204

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended March 31,
	2026	2025	2024

Net income (loss)	$12,394,000	$(19,470,000)	$(49,244,000)
Other comprehensive income (loss), net of tax:
Foreign currency translation income (loss)	3,626,000	(6,096,000)	9,458,000
Total other comprehensive income (loss), net of tax	3,626,000	(6,096,000)	9,458,000
Comprehensive income (loss)	$16,020,000	$(25,566,000)	$(39,786,000)

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance at March 31, 2023	19,494,615	$195,000	$231,836,000	$88,747,000	$(303,000)	$320,475,000
Compensation recognized under employee stock plans	-	-	4,700,000	-	-	4,700,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	167,765	2,000	(281,000)	-	-	(279,000)
Foreign currency translation	-	-	-	-	9,458,000	9,458,000
Net income (loss)	-	-	-	(49,244,000)	-	(49,244,000)
Balance at March 31, 2024	19,662,380	$197,000	$236,255,000	$39,503,000	$9,155,000	$285,110,000
Compensation recognized under employee stock plans	-	-	3,877,000	-	-	3,877,000
Issuance of common stock upon vesting of RSUs and PSUs, net of shares withheld for employee taxes	315,460	2,000	(892,000)	-	-	(890,000)
Repurchase and cancellation of common stock, including fees	(542,134)	(5,000)	(4,827,000)	-	-	(4,832,000)
Foreign currency translation	-	-	-	-	(6,096,000)	(6,096,000)
Net income (loss)	-	-	-	(19,470,000)	-	(19,470,000)
Balance at March 31, 2025	19,435,706	$194,000	$234,413,000	$20,033,000	$3,059,000	$257,699,000
Compensation recognized under employee stock plans	-	-	5,635,000	-	-	5,635,000
Exercise of stock options, net of shares withheld for employee taxes and net share settlement of exercise price	6,466	-	101,000	-	-	101,000
Issuance of common stock upon vesting of RSUs and PSUs, net of shares withheld for employee taxes	438,254	4,000	(2,098,000)	-	-	(2,094,000)
Repurchase and cancellation of common stock, including fees	(955,608)	(9,000)	(11,342,000)	-	-	(11,351,000)
Foreign currency translation	-	-	-	-	3,626,000	3,626,000
Net income (loss)	-	-	-	12,394,000	-	12,394,000
Balance at March 31, 2026	18,924,818	$189,000	$226,709,000	$32,427,000	$6,685,000	$266,010,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended March 31,
	2026	2025	2024
Cash flows from operating activities:
Net income (loss)	$12,394,000	$(19,470,000)	$(49,244,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,453,000	9,923,000	10,544,000
Amortization of intangible assets	335,000	477,000	1,075,000
Amortization of debt issuance costs	2,452,000	2,222,000	2,165,000
Amortization of interest on contract liabilities, net	749,000	749,000	933,000
Accrued interest on convertible notes, related party	3,873,000	3,521,000	3,200,000
Loss on extinguishment of debt	-	-	168,000
Amortization of core premiums paid to customers	10,797,000	9,826,000	10,181,000
Amortization of finished goods premiums paid to customers	1,104,000	912,000	782,000
Non-cash lease expense	10,325,000	9,540,000	10,255,000
Foreign exchange impact of lease liabilities and forward contracts	(8,924,000)	15,892,000	(3,814,000)
Foreign currency remeasurement	(949,000)	2,262,000	65,000
Change in fair value of compound net derivative liability	(1,130,000)	60,000	(1,020,000)
Gain on short-term investments	(252,000)	(105,000)	(347,000)
Net provision for inventory reserves	9,891,000	15,009,000	16,233,000
Net provision for customer payment discrepancies	570,000	1,507,000	1,452,000
Net provision for (recovery of) doubtful accounts	94,000	42,000	(133,000)
Deferred income taxes	548,000	(1,805,000)	29,564,000
Share-based compensation expense	5,635,000	3,877,000	4,700,000
Loss on disposal of plant and equipment	43,000	5,000	9,000
Change in operating assets and liabilities:
Accounts receivable	(21,625,000)	2,407,000	22,687,000
Inventory	(48,596,000)	19,615,000	(53,585,000)
Inventory unreturned	2,099,000	1,723,000	(3,666,000)
Income tax receivable	(974,000)	1,450,000	(3,501,000)
Prepaid expenses and other current assets	(1,377,000)	(2,259,000)	3,100,000
Other assets	327,000	(1,509,000)	(601,000)
Accounts payable and accrued liabilities	27,426,000	(13,280,000)	47,264,000
Customer finished goods returns accrual	(4,596,000)	(3,676,000)	222,000
Contract assets, net	(11,277,000)	(29,981,000)	(14,221,000)
Contract liabilities, net	29,746,000	29,381,000	14,664,000
Operating lease liabilities	(10,195,000)	(9,088,000)	(8,702,000)
Other liabilities	1,192,000	(3,750,000)	(1,257,000)
Net cash provided by operating activities	19,158,000	45,477,000	39,172,000
Cash flows from investing activities:
Purchase of plant and equipment	(3,696,000)	(4,578,000)	(1,000,000)
Proceeds from sales of plant and equipment	-	49,000	-
Redemptions of short term investments	106,000	60,000	521,000
Net cash used in investing activities	(3,590,000)	(4,469,000)	(479,000)
Cash flows from financing activities:
Borrowings under revolving loan	730,776,000	541,423,000	82,005,000
Repayments under revolving loan	(726,895,000)	(578,636,000)	(99,205,000)
Repayments of term loan	-	-	(13,125,000)
Payments for debt issuance costs	-	(15,000)	(3,973,000)
Payments on finance lease obligations	(1,517,000)	(1,705,000)	(1,862,000)
Exercise of stock options	101,000	-	-
Cash used to net share settle equity awards	(2,094,000)	(890,000)	(279,000)
Repurchase of common stock, including fees	(11,351,000)	(4,832,000)	-
Net cash used in financing activities	(10,980,000)	(44,655,000)	(36,439,000)
Effect of exchange rate changes on cash and cash equivalents	633,000	(898,000)	124,000
Net increase (decrease) in cash and cash equivalents	5,221,000	(4,545,000)	2,378,000
Cash and cash equivalents — Beginning of year	9,429,000	13,974,000	11,596,000
Cash and cash equivalents — End of year	$14,650,000	$9,429,000	$13,974,000
Supplemental disclosures of cash flow information:
Cash paid for interest, net	$39,807,000	$48,724,000	$53,797,000
Cash paid for income taxes, net of refunds	8,080,000	5,858,000	9,558,000
Cash paid for operating leases	14,363,000	13,356,000	13,358,000
Cash paid for finance leases	1,814,000	1,896,000	2,081,000
Plant and equipment acquired under finance lease	2,821,000	1,412,000	745,000
Assets acquired under operating leases	550,000	3,972,000	1,603,000
Non-cash capital expenditures	477,000	80,000	16,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading supplier of automotive aftermarket non-discretionary replacement parts, and test solutions and diagnostic equipment. These replacement parts are primarily sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s test solutions and diagnostic equipment primarily serves the global automotive component and powertrain testing market. The Company’s products include (i) light duty and heavy duty rotating electrical products such as alternators and starters, (ii) brake-related products, which include brake calipers, brake boosters, brake rotors, brake pads, brake master cylinders, and wheel hub assemblies and bearings, and (iii) other products, which include test solutions and diagnostic equipment including: (a) applications for combustion engine vehicles, including bench-top testers for alternators and starters, (b) equipment for the pre- and post-production of electric vehicles, and (c) software emulation of power system applications for the electrification of all forms of transportation (including automobiles, trucks, the emerging electrification of systems within the aerospace industry, and electric vehicle charging stations).

The Company primarily ships its products from its facilities and various third-party warehouse distribution centers in North America, including the Company’s 410,000 square foot distribution center in Mexico and its warehouse and distribution center in Malaysia that supports its direct shipment programs.

2. Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (Topic 740). This standard requires the Company to provide further disaggregated income tax disclosures for specific categories on the effective tax rate reconciliation, as well as additional information about federal, state/local and foreign income taxes. The standard also requires the Company to annually disclose its income taxes paid (net of refunds received), disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be applied on a prospective basis, although optional retrospective application is permitted. The Company adopted this standard on a prospective basis as of March 31, 2026, which expanded the Company’s income tax disclosures (see Note 17).

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

Segment Reporting

The Company’s three operating segments are as follows:

●
Hard Parts, which include (i) light duty rotating electric products such as alternators and starters and (ii) brake-related products, which includes brake calipers, brake boosters, brake rotors, brake pads and brake master cylinders, and wheel hub assemblies and bearings,

●
Test Solutions and Diagnostic Equipment, which includes (i) applications for combustion engine vehicles, including bench-top testers for alternators and starters, (ii) equipment for the pre- and post-production of electric vehicles, and (iii) software emulation of power system applications for the electrification of all forms of transportation (including automobiles, trucks, the emerging electrification of systems within the aerospace industry, and electric vehicle charging stations), and

●
Heavy Duty, which includes non-discretionary automotive aftermarket replacement hard parts for heavy-duty truck, industrial, marine, and agricultural applications.

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

The Company has accounts receivable discount programs that have been established with certain major customers and their respective banks. Under these programs, the Company has the option to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. Once the customer chooses which outstanding invoices are going to be made available for discounting, the Company can accept or decline the bundle of invoices provided. The accounts receivable discount programs are non-recourse, and funds cannot be reclaimed by the customer or its bank after the related invoices have been discounted.

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

●
The Company records an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. The Company periodically reviews inventory to identify excess quantities and part numbers that are experiencing a reduction in demand. Any part numbers with quantities identified during this process are reserved for at rates based upon management’s judgment, historical rates, and consideration of possible scrap and liquidation values which may be as high as 100% of cost if no liquidation market exists for the part. As a result of this process, the Company recorded reserves for excess and obsolete inventory of $19,002,000 and $18,964,000 at March 31, 2026 and 2025, respectively.

The Company records vendor discounts as a reduction of inventories and are recognized as a reduction to cost of goods sold as the inventories are sold.

Inventory Unreturned

Inventory unreturned represents the Company’s estimate, based on historical data and prospective information provided directly by the customer, of finished goods shipped to customers that the Company expects to be returned under its general right of return policy, after the balance sheet date. Inventory unreturned includes only the Unit Cost of a finished good. The return rate is calculated based on expected returns within the normal operating cycle, which is generally one year. As such, the related amounts are classified as current assets. Inventory unreturned is valued in the same manner as the Company’s finished goods inventory.

Contract Assets

Contract assets consists of: (i) the core portion of the finished goods shipped to customers, (ii) upfront payments to customers in connection with customer contracts, (iii) core premiums paid to customers, and (iv) finished goods premiums paid to customers.

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

Finished goods premiums paid to customers represent the difference between the finished good acquisition price paid to customers, generally in connection with new business, and the related finished good cost, which is treated as an asset and recognized as a reduction of revenue through the later of the date at which related revenue is recognized or the date at which the sales incentive is offered. The Company considers, among other things, the length of its largest ongoing customer relationships, duration of customer contracts, and the average life of vehicles on the road in determining the appropriate period of time over which to amortize these premiums. Finished goods premiums are amortized over a period of up to eight years, adjusted for specific circumstances associated with the arrangement. Finished goods premiums are recorded as long-term contract assets. Finished goods premiums expected to be amortized within our normal operating cycle, which is generally one year, are classified as short-term contract assets.

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

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. The Company makes these estimates and judgments about its future taxable income based on assumptions that are consistent with the Company’s future plans. A valuation allowance is established when the Company believes it is not more likely than not all or some deferred tax assets will be realized. In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction in which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, past financial performance, and tax planning strategies. At March 31, 2026 and 2025, the Company had a valuation allowance on deferred tax assets that is considered not more likely than not to be realized under U.S. GAAP. Should the actual amount differ from the Company’s estimate, the amount of the valuation allowance could be impacted.

The Company has made an accounting policy election to recognize the U.S. tax effects of global intangible low-taxed income as a component of income tax expense in the period the tax arises.

Plant and Equipment

Plant and equipment are stated at cost, less accumulated depreciation. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred. Depreciation is provided on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Machinery and equipment are depreciated over a range from five to ten years. Office equipment and fixtures are depreciated over a range from three to ten years. Leasehold improvements are depreciated over the lives of the respective leases or the service lives of the leasehold improvements, whichever is shorter. Depreciation of assets recorded under finance leases is included in depreciation expense. The Company evaluates plant and equipment, including leasehold improvements, equipment, construction in progress, and right-of-use assets for impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. There was no impairment recorded during the years ended March 31, 2026, 2025, or 2024.

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

The Company has material non-functional currency leases. As required for other monetary liabilities, lessees shall remeasure a foreign currency-denominated lease liability using the exchange rate at each reporting date, but the lease assets are nonmonetary assets measured at historical rates, which are not affected by subsequent changes in the exchange rates. The Company recorded a gain of $6,409,000, a loss of $11,713,000, and a gain of $5,187,000 during the years ended March 31, 2026, 2025 and 2024, respectively, which are included in foreign exchange impact of lease liabilities and forward contracts in the consolidated statements of operations. See Note 10 for additional information regarding the Company’s leases.

Goodwill

The Company evaluates goodwill for impairment at least annually during the fourth quarter of each fiscal year or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The goodwill impairment test is performed at the reporting unit level, which represents the Company’s operating segments. In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company’s qualitative assessment indicates that goodwill impairment is more likely than not, it will proceed with performing the quantitative assessment. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value of the reporting unit exceeds its fair value an impairment loss will be recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. The Company completes the required annual testing of goodwill impairment for each of the reporting units during the fourth quarter of the year. No impairment was recorded during the years ended March 31, 2026, 2025, or 2024.

Intangible Assets

The Company’s intangible assets other than goodwill are finite–lived and amortized on a straight-line basis over their respective useful lives. The Company analyzes its finite-lived intangible assets for impairment when and if indicators of impairment exist. No impairment was recorded during the years ended March 31, 2026, 2025 or 2024.

Debt Issuance Costs

Debt issuance costs include fees and costs incurred to obtain financing. Debt issuance costs related to the Company’s convertible notes are presented in the balance sheet as a direct deduction from the carrying amounts of the convertible notes. Debt issuance costs related to the Company’s revolving loan are presented in prepaid expenses and other current assets in the accompanying consolidated balance sheets, regardless of whether or not there are any outstanding borrowings under the revolving loan. Debt issuance costs related to the Company’s convertible notes are amortized using the effective interest method and debt issuance costs related to the Company’s revolving loans are amortized using the straight-line method, which approximates the effective interest method. Debt issuance costs are amortized over the term of the related loans and included in interest expense in the Company’s consolidated statements of operations.

Foreign Currency Translation

For financial reporting purposes, the functional currency of the foreign subsidiaries is the local currency. The assets and liabilities of foreign operations for which the local currency is the functional currency are translated into the U.S. dollar at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates during the year. The accumulated foreign currency translation adjustment is presented as a component of comprehensive income or loss in the consolidated statements of shareholders’ equity. Aggregate foreign currency transactions recorded in general and administrative expenses were a gain of $494,000, a loss of $2,987,000, and a gain of $515,000 for the years ended March 31, 2026, 2025, and 2024, respectively.

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

The price of a finished remanufactured product sold to customers is generally comprised of separately invoiced amounts for the Remanufactured Core included in the product (“Remanufactured Core value”) and the unit portion included in the product (“Unit Value”), for which revenue is recorded based on the Company’s then current price list, net of applicable discounts and allowances. The Remanufactured Core value is recorded as revenue based upon the estimate of Used Cores that will not be returned by the customer for credit. These estimates are subjective and based on management’s judgment and knowledge of historical, current, and projected return rates. As reconciliations are completed with the customers the actual rates at which Used Cores are not being returned may differ from the current estimates. This may result in periodic adjustments of the estimated contract asset and liability amounts recorded and may impact the projected revenue recognition rates used to record the estimated future revenue. These estimates may also be revised if there are changes in contractual arrangements with customers, or changes in business practices. A significant portion of the remanufactured automotive parts sold to customers are replaced by similar Used Cores sent back for credit by customers under the core exchange programs (as described in further detail below). The number of Used Cores sent back under the core exchange programs is generally limited to the number of similar Remanufactured Cores previously shipped to each customer.

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

Accrued core payments represent the agreed upon price of Remanufactured Cores purchased from customers, generally in connection with new business, which are held by these customers and remain on their premises. The sales price of these Remanufactured Cores will be realized when the Company’s relationship with a customer ends, a possibility that the Company considers remote based on existing long-term customer agreements and historical experience. The payments to be made to customers for purchases of Remanufactured Cores within the Company’s normal operating cycle, which is generally one year, are considered short-term contract liabilities and the remainder are recorded as long-term contract liabilities.

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

Customer Finished Goods Returns Accrual

The customer finished goods returns accrual represents the Company’s estimate of its exposure to customer returns, including (i) warranty returns, under its general right of return policy to allow customers to return items that their end user customers have returned to them and (ii) from time to time, stock adjustment returns when the customers’ inventory of certain product lines exceeds the anticipated sales to end-user customers. The customer finished goods returns accrual represents the Unit Value of the estimated returns and is classified as a current liability due to the expectation that these returns will occur within the normal operating cycle of one year.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses for the years ended March 31, 2026, 2025 and 2024 were $1,041,000, $435,000, and $614,000, respectively.

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

The following presents a reconciliation of basic and diluted net income (loss) per share:

	Years Ended March 31,
	2026	2025	2024
Net income (loss)	$12,394,000	$(19,470,000)	$(49,244,000)

Basic shares	19,304,105	19,685,322	19,601,204
Dilutive effect of share-based awards	674,965	-	-
Diluted shares	19,979,070	19,685,322	19,601,204
Net income (loss) per share:
Basic net income (loss) per share	$0.64	$(0.99)	$(2.51)
Diluted net income (loss) per share	$0.62	$(0.99)	$(2.51)

Anti-dilutive shares (excluded from per-share calculations):
Outstanding share-based awards	982,116	2,323,321	2,122,863
Dilutive effect of Convertible Notes under the "if-converted" method	2,743,359	2,493,963	1,693,778

The potential common shares related to the Warrants (as defined below) issued in connection with the Convertible Notes (see Note 8) are anti-dilutive until they become exercisable and as of March 31, 2026, the Warrants were not exercisable.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including allowances for credit losses, valuation of inventory and Used Cores, valuation of long-lived assets, goodwill and intangible assets, useful lives of long-lived assets, litigation matters, valuation of deferred tax assets, share-based compensation, sales returns and other customer marketing allowances, the incremental borrowing rate used in determining the present value of lease liabilities, and valuation of the embedded derivatives in connection with the Convertible Notes (as defined in Note 8). Although the Company does not believe that there is a reasonable likelihood that there will be a material change in the future estimate or in the assumptions used in calculating the estimate, unforeseen changes in the industry, or business could materially impact the estimate and may have a material adverse effect on its business, financial condition and results of operations.

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amount of short-term investments approximates their fair value as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. The carrying amounts of the revolving loan and other long-term liabilities approximate their fair value based on the variable nature of interest rates and current rates for instruments with similar characteristics. See Note 14 for information concerning the fair value of the Company’s Convertible Notes (as defined in Note 8).

Share-Based Payments

The Company has share-based compensation plans and recognizes compensation expense over the requisite service period for its share-based plans based on the fair value of the awards on the date of the grant and accounts for forfeitures as they occur. Share-based plans include stock option awards, restricted stock units, restricted stock awards, and performance stock units issued under the Company’s incentive plans. The cost is measured at the grant date, based on (i) the estimated fair value of the award using the Black-Scholes option pricing model for stock options, (ii) the closing share price of the Company’s stock on the grant date for restricted stock units and restricted stock awards, (iii) the closing share price of the Company’s stock on the grant date for performance stock units subject to performance conditions, and (iv) the estimated fair value of the award using the Monte Carlo valuation model for performance stock units subject to market conditions. See Note 19 for further information concerning the Company’s share-based payments.

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

Deferred Compensation Plan

The Company has a deferred compensation plan for certain members of management. The plan allows participants to defer salary and bonuses. The assets of the plan, which are held in a trust and are subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency, are recorded as short-term investments in the consolidated balance sheets. Consequently, the trust qualifies as a Rabbi trust for income tax purposes. The plan’s assets consist primarily of mutual funds and are recorded at market value with any unrealized gain or loss recorded as general and administrative expense. The carrying value of plan assets were $2,028,000 and $1,881,000, and the deferred compensation liability, which is included in other current liabilities in the accompanying consolidated balance sheets, was $2,028,000 and $1,881,000 at March 31, 2026 and 2025, respectively. During the years ended March 31, 2026, 2025, and 2024, the Company made contributions of $80,000, $36,000 and $6,000, respectively. During the year ended March 31, 2024, the Company’s matching contributions under its deferred compensation plan were temporarily halted through February 2024 when they were reinstated.

During the years ended March 31, 2026, 2025, and 2024, employee contributions of $115,000, $46,000, and $82,000, respectively, were made to the deferred compensation plan. During the years ended March 31, 2026, 2025, and 2024, the Company redeemed $301,000, $151,000, and $603,000, respectively, of its short-term investments for the payment of deferred compensation liabilities.

The following summarizes the gain on the Company’s equity investments:

	Years Ended March 31,
	2026	2025	2024
Net gain recognized on equity securities	$252,000	$105,000	$347,000
Less: net gain recognized on equity securities sold	27,000	8,000	74,000
Unrealized gain recognized on equity securities still held	$225,000	$97,000	$273,000

Comprehensive Income or Loss

Comprehensive income or loss is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income or loss consists of net unrealized income or loss from foreign currency translation adjustments.

Restructuring Costs

The Company periodically implements restructuring programs to enhance operating efficiencies. Restructuring costs, including severance and other employee termination benefits, facility exit costs, transition expenses, and other incremental costs directly associated with an approved restructuring plan, are recognized when management has approved the restructuring plan, the plan has been communicated to affected employees, and the amounts can be reasonably estimated. Restructuring costs are recorded within each respective line item in the consolidated statements of operations based on the nature of the costs and the functions of the affected employees and activities. Restructuring costs, including relocation costs, associated with future activities are expensed as incurred.

3. Goodwill and Intangible Assets

Goodwill

The Company had goodwill of $3,205,000 at March 31, 2026 and 2025, which was comprised of $2,551,000 for the Hard Parts segment and $654,000 for all others, respectively.

Intangible Assets

The following is a summary of acquired intangible assets subject to amortization:

		March 31, 2026		March 31, 2025
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	10 years	$-	$-	$520,000	$513,000
Customer relationships	8 years	2,601,000	2,366,000	2,532,000	1,987,000
Total intangible assets subject to amortization	8 years	$2,601,000	$2,366,000	$3,052,000	$2,500,000

During the years ended March 31, 2026 and 2025, the Company retired $520,000 and $6,085,000, respectively, of fully amortized intangible assets.

Amortization expense for acquired intangible assets is as follows:

	Years Ended March 31,
	2026	2025	2024

Amortization expense	$335,000	$477,000	$1,075,000

The estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending March 31,
2027	$235,000
Total	$235,000

4. Accounts Receivable — Net

The Company has trade accounts receivable that result from the sale of goods and services. Accounts receivable — net includes offset accounts related to customer payment discrepancies, returned goods authorizations (“RGAs”) issued for in-transit unit returns, and allowances for credit losses.

Accounts receivable — net is comprised of the following:

	March 31, 2026	March 31, 2025
Accounts receivable - net
Accounts receivable — trade	$138,909,000	$113,807,000
Allowance for credit losses	(291,000)	(207,000)
Customer payment discrepancies	(1,632,000)	(1,765,000)
Customer returns RGA issued	(24,372,000)	(20,771,000)
Less: total accounts receivable offset accounts	(26,295,000)	(22,743,000)
Total accounts receivable — net	$112,614,000	$91,064,000

5. Inventory

Inventory is comprised of the following:

	March 31, 2026	March 31, 2025
Inventory - net
Raw materials	$145,832,000	$150,274,000
Work in process	9,930,000	7,821,000
Finished goods	243,843,000	202,078,000
	399,605,000	360,173,000
Less allowance for excess and obsolete inventory	(19,002,000)	(18,964,000)
Total inventory - net	$380,603,000	$341,209,000
Inventory unreturned	$16,438,000	$18,460,000

6. Contract Assets

During the years ended March 31, 2026, 2025, and 2024, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $3,590,000, $2,805,000, and $5,353,000, respectively.

In addition, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations and long-term core inventory deposits by $27,524,000 during the year ended March 31, 2026, in connection with the realignment of inventory at certain customers’ distribution centers. The Company did not reduce the carrying value of Remanufactured Cores held at customers’ locations in connection with the realignment of inventory at certain customers’ distribution centers during the years ended March 31, 2025 and 2024.

Contract assets are comprised of the following:

	March 31, 2026	March 31, 2025
Short-term contract assets
Cores expected to be returned by customers	$21,294,000	$17,732,000
Core premiums paid to customers	11,187,000	9,669,000
Finished goods premiums paid to customers	1,429,000	805,000
Upfront payments to customers	642,000	1,400,000
Total short-term contract assets	$34,552,000	$29,606,000

Long-term contract assets
Remanufactured cores held at customers' locations	$297,592,000	$301,388,000
Core premiums paid to customers	28,198,000	24,714,000
Finished goods premiums paid to customers	3,700,000	2,483,000
Upfront payments to customers	1,731,000	2,114,000
Long-term core inventory deposits	-	5,569,000
Total long-term contract assets	$331,221,000	$336,268,000

7. Plant and Equipment

Plant and equipment is comprised of the following:

	March 31, 2026	March 31, 2025
Plant and equipment
Machinery and equipment	$66,393,000	$62,330,000
Office equipment and fixtures	37,621,000	34,250,000
Leasehold improvements	15,463,000	13,485,000
	119,477,000	110,065,000
Less: accumulated depreciation	(88,738,000)	(78,075,000)

Total plant and equipment	$30,739,000	$31,990,000

Plant and equipment located in the foreign countries where the Company has facilities, net of accumulated depreciation, totaled $27,321,000 and $27,760,000, of which $24,126,000 and $25,001,000 is located in Mexico, at March 31, 2026 and 2025, respectively.

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

The Company had $94,668,000 and $90,787,000 outstanding under the Revolving Facility at March 31, 2026 and 2025, respectively. In addition, $15,470,000 was outstanding for letters of credit at March 31, 2026. At March 31, 2026, after certain contractual adjustments, $119,048,000 was available under the Revolving Facility. The interest rate on the Company’s Revolving Facility was 6.79% and 7.46% at March 31, 2026 and 2025, respectively.

The Credit Facility requires the Company to maintain a minimum fixed charge coverage ratio if undrawn availability is less than 22.5% of the aggregate revolving commitments and a specified minimum undrawn availability. During the year ended March 31, 2026, undrawn availability was greater than the 22.5% threshold, therefore, the fixed charge coverage ratio financial covenant was not required to be tested.

Convertible Notes, Related Party

On March 31, 2023, the Company entered into a note purchase agreement, as amended, (the “Note Purchase Agreement”) with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P. (collectively, the “Purchasers”) and Bison Capital Partners VI, L.P., as the purchaser representative (the “Purchaser Representative”) for the issuance and sale of $32,000,000 in aggregate principal amount of convertible notes due in 2029 (the “Convertible Notes”), which was used for general corporate purposes. The Convertible Notes will bear interest at a rate of 10.0% per annum, compounded annually, and payable (i) in kind or (ii) in cash, annually in arrears on April 1 of each year. In April 2025, non-cash accrued interest for the Convertible Notes of $3,521,000 was paid in-kind and is included in the principal amount of Convertible Notes at March 31, 2026. In April 2024, non-cash accrued interest on the Convertible Notes of $3,209,000 was paid in-kind and is included in the principal amount of Convertible Notes at March 31, 2025.

The Company’s Convertible Notes are comprised of the following:

	March 31, 2026	March 31, 2025
Convertible Notes, related party
Principal amount of Convertible Notes	$38,730,000	$35,209,000
Less: unamortized debt discount attributed to Compound Net Derivative Liability	(5,332,000)	(6,556,000)
Less: unamortized debt discount attributed to debt issuance costs	(745,000)	(916,000)
Carrying amount of the Convertible Notes	32,653,000	27,737,000
Plus: Compound Net Derivative Liability	6,340,000	7,470,000
Net carrying amount of Convertible Notes, related party	$38,993,000	$35,207,000

The aggregate proceeds from the offering were approximately $31,280,000, net of initial purchasers’ fees and other related expenses. The initial conversion rate is 66.6667 shares of the Company’s common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $15.00 per share of common stock). At March 31, 2026, the Company had 28,680,086 shares of its common stock available to be issued if the Convertible Notes were converted.

In connection with the Note Purchase Agreement, the Company entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The Warrants do not become exercisable unless a Company Redemption (as defined below) occurs and the volume weighted average price of the Company’s common stock for 20 consecutive days prior to the redemption is less than $15.00. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at March 31, 2026 and 2025. The Company estimates the fair value of the Warrants at each balance sheet date. Any subsequent changes from the initial recognition in the fair value of the Warrants will be recorded in current period earnings in the consolidated statements of operations.

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

The Conversion Option and the Company Redemption both met the criteria for bifurcation from the Convertible Notes as derivatives and have been combined as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the consolidated balance sheets. The fair value of the Conversion Option and the Company Redemption option using Level 3 inputs and the Monte Carlo simulation model was a liability of $16,900,000 and $9,000,000, and an asset of $10,560,000 and $1,530,000 at March 31, 2026 and 2025, respectively. The Company estimates the fair value of the Compound Net Derivative Liability at each balance sheet date. Any subsequent changes from the initial recognition in the fair value of the Compound Net Derivative Liability are recorded in current period earnings in the consolidated statements of operations. During the years ended March 31, 2026, 2025, and 2024, the Company recorded a gain of $1,130,000, a loss of $60,000, and a gain of $1,020,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the consolidated statements of operations and consolidated statements of cash flows.

The Convertible Notes also contain additional features, such as, default interest and options related to a Fundamental Transaction, requiring bifurcation which were not separately accounted for as the value of such features were not material at March 31, 2026 and 2025. Any subsequent changes from the initial recognition in the fair value of those features are recorded in current period earnings in the consolidated statements of operations.

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

Unamortized debt issuance costs of $745,000 and $916,000 are presented in the balance sheet as a direct deduction from the carrying amounts of the Convertible Notes at March 31, 2026 and 2025, respectively. Debt issuance costs are amortized using the effective interest method through the maturity of the Convertible Note and recorded in interest expense in the consolidated statements of operations. The effective interest rate was 18.3% as of March 31, 2026, 2025, and 2024, respectively.

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

Interest expense related to the Convertible Notes is as follows:

	Years Ended March 31,
	2026	2025	2024
Interest expense on Convertible Notes
Contractual interest expense	$3,873,000	$3,521,000	$3,200,000
Accretion of debt discount	1,224,000	1,020,000	853,000
Amortization of issuance costs	171,000	142,000	119,000
Total interest expense	$5,268,000	$4,683,000	$4,172,000

There are no future payments required under the Convertible Notes prior to their maturity, therefore, the principal amount of the notes plus interest payable in kind, assuming no early redemption or conversion has occurred, of $56,704,000 would be paid on March 30, 2029.

9. Contract Liabilities

During the year ended March 31, 2026, the Company recognized remanufactured core revenue of $14,797,000 and reduced the customer core returns accruals in connection with the realignment of inventory at certain customer distribution centers. The Company did not have any remanufactured core revenue in connection with the realignment of inventory at certain customer distribution centers during the years ended March 31, 2025 and 2024.

Contract liabilities are comprised of the following:

	March 31, 2026	March 31, 2025
Short-term contract liabilities
Customer allowances earned	$19,616,000	$16,283,000
Customer core returns accruals	18,394,000	13,880,000
Accrued core payment	10,121,000	3,196,000
Core bank liability	10,048,000	1,795,000
Customer deposits	2,185,000	2,486,000
Finished goods liabilities	837,000	518,000
Total short-term contract liabilities	$61,201,000	$38,158,000
Long-term contract liabilities
Customer core returns accruals	$245,504,000	$227,588,000
Accrued core payment	3,604,000	3,768,000
Core bank liability	-	10,048,000
Total long-term contract liabilities	$249,108,000	$241,404,000

10. Leases

The Company leases various facilities in North America and Asia under operating leases expiring through August 2033. The Company also has finance leases for certain office and manufacturing equipment, which generally range from three to five years. The Company has material non-functional currency leases, which resulted in a remeasurement gain of $6,409,000, a remeasurement loss of $11,713,000 and a remeasurement gain of $5,187,000 during the years ended March 31, 2026, 2025, and 2024, respectively. These remeasurement gains and losses are included in foreign exchange impact of lease liabilities and forward contracts in the consolidated statements of operations.

During the year ended March 31, 2025, the Company ceased manufacturing operations at its Torrance, California facility as a part of its on-going strategy to utilize its global footprint to enhance its operating efficiencies. This represented a significant change to the use of this right-of-use asset, which required a reassessment of the Company’s asset groups. The Company concluded that this right-of-use asset was no longer part of the Hard Parts asset group. The Company performed a test for recoverability (using Level 3 inputs) which resulted in no impairment at March 31, 2026 and 2025, respectively. Any future changes to the assumptions and estimates from those anticipated may affect the carrying value of right-of-use assets and could result in impairment charges.

Balance sheet information for leases is comprised of the following:

		March 31, 2026	March 31, 2025
Leases	Classification
Assets:
Operating	Operating lease assets	$63,103,000	$66,603,000
Finance	Plant and equipment	4,784,000	4,296,000
Total leased assets		$67,887,000	$70,899,000

Liabilities:
Current
Operating	Operating lease liabilities	$8,957,000	$9,982,000
Finance	Other current liabilities	1,289,000	1,222,000
Long-term
Operating	Long-term operating lease liabilities	56,969,000	65,308,000
Finance	Other liabilities	3,202,000	1,954,000
Total lease liabilities		$70,417,000	$78,466,000

Lease cost recognized in the consolidated statements of operations is comprised of the following:

	Years Ended March 31,
	2026	2025	2024
Lease cost
Operating lease cost	$14,357,000	$14,057,000	$15,047,000
Short-term lease cost	999,000	1,221,000	1,263,000
Variable lease cost	592,000	511,000	667,000
Finance lease cost:
Amortization of finance lease assets	1,294,000	1,234,000	1,508,000
Interest on finance lease liabilities	297,000	191,000	219,000
Total lease cost	$17,539,000	$17,214,000	$18,704,000

Maturities of lease commitments were as follows:

Maturity of lease liabilities by year ended March 31,	Operating Leases	Finance Leases	Total
2027	$12,454,000	$1,547,000	$14,001,000
2028	11,806,000	1,292,000	13,098,000
2029	11,285,000	1,027,000	12,312,000
2030	11,387,000	950,000	12,337,000
2031	11,623,000	269,000	11,892,000
Thereafter	20,529,000	-	20,529,000
Total lease payments	79,084,000	5,085,000	84,169,000
Less: amount representing interest	(13,158,000)	(594,000)	(13,752,000)
Present value of lease liabilities	$65,926,000	$4,491,000	$70,417,000

Other information about leases is as follows:

	March 31, 2026	March 31, 2025
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	3.8	3.2
Operating leases	6.5	7.3
Weighted-average discount rate:
Finance leases	6.8%	7%
Operating leases	5.7%	5.8%

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

The following is a summary of the Company’s accounts receivable discount programs:

	Years Ended March 31,
	2026	2025

Receivables discounted	$620,561,000	$643,918,000
Weighted average days	346	343
Weighted average discount rate	5.4%	6.2%
Amount of discount as interest expense	$32,023,000	$38,021,000

12. Supplier Finance Programs

The Company utilizes a supplier finance program, which allows certain of the Company’s suppliers to sell their receivables due from the Company to participating financial institutions at the sole discretion of both the supplier and the financial institutions. The program is administered by a third party. Commitments from participating financial institutions that are available to suppliers under this program were $40,000,000 as of March 31, 2026. The Company has no economic interest in the sale of these receivables and no direct relationship with the financial institution. Payments to the third-party administrator are based on services rendered and are not related to the volume or number of financing agreements between suppliers, financial institution, and the third-party administrator. The Company is not a party to agreements negotiated between participating suppliers and the financial institution. The Company's obligations to its suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in this program. The Company does not provide guarantees and there are no assets pledged to the financial institution or the third-party administrator for the committed payment in connection with this program. At March 31, 2026 and 2025, the Company had $42,076,000 and $33,661,000, respectively, of outstanding supplier obligations confirmed as valid under this program, included in accounts payable in the consolidated balance sheets.

The following is a summary of the changes in outstanding supplier obligations confirmed as valid under this program:

	Years Ended March 31,
	2026	2025

Confirmed obligations outstanding at beginning of year	$33,661,000	$1,695,000
Invoices confirmed as valid during the year	128,236,000	91,951,000
Confirmed invoices paid during the year	(119,821,000)	(59,985,000)
Confirmed obligations outstanding at end of year	$42,076,000	$33,661,000

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $43,076,000 and $45,921,000 at March 31, 2026 and 2025, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the consolidated statements of operations.

The following shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	Gain (Loss) Recognized as Foreign Exchange Impact of Lease Liabilities and Forward Contracts
Derivatives Not Designated as	Years Ended March 31,
Hedging Instruments	2026	2025	2024
Forward foreign currency exchange contracts	$2,515,000	$(4,179,000)	$(1,373,000)

The changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the consolidated statements of cash flows for the years ended March 31, 2026, 2025, and 2024. The fair value of the forward foreign currency exchange contracts of $852,000 is included in prepaid expenses and other current assets in the consolidated balance sheet at March 31, 2026. The fair value of the forward foreign currency exchange contracts of $1,663,000 is included in other current liabilities in the consolidated balance sheet at March 31, 2025.

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

The following sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis according to the valuation techniques the Company used to determine their fair values at:

	March 31, 2026				March 31, 2025
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considers as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$2,028,000	$2,028,000	$-	$-	$1,881,000	$1,881,000	$-	$-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	852,000	-	852,000	-	-	-	-	-

Liabilities
Other current liabilities
Deferred compensation	2,028,000	2,028,000	-	-	1,881,000	1,881,000	-	-
Forward foreign currency exchange contracts	-	-	-	-	1,663,000	-	1,663,000	-
Convertible notes, related party
Compound Net Derivative Liability	6,340,000		-	6,340,000	7,470,000	-	-	7,470,000

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

Compound Net Derivative Liability

The Company estimates the fair value of the Compound Net Derivative Liability (see Note 8) using Level 3 inputs and the Monte Carlo simulation model at the balance sheet date. The Monte Carlo simulation model requires the input of assumptions including the expected volatility of the underlying stock. These assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. This amount is recorded within convertible notes, related party in the consolidated balance sheets at March 31, 2026 and 2025. Any changes in the fair value of the Compound Net Derivative Liability are recorded in change in fair value of compound net derivative liability in the consolidated statements of operations and in the consolidated statements of cash flows.

The following assumptions were used to determine the fair value of the Compound Net Derivative Liability:

	March 31, 2026	March 31, 2025
Risk free interest rate	3.81%	3.91%
Cost of equity	19.4%	21.3%
Weighted average cost of capital	12.8%	14.9%
Expected volatility of MPA common stock	70%	40%
EBITDA volatility	40%	45%

The following summarizes the activity for Level 3 fair value measurements:

	Years Ended March 31,
	2026	2025	2024
Beginning balance	$7,470,000	$7,410,000	$8,430,000
Changes in the fair value of the Compound Net Derivative Liability included in earnings	(1,130,000)	60,000	(1,020,000)
Ending balance	$6,340,000	$7,470,000	$7,410,000

During the years ended March 31, 2026 and 2025, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loan and other long-term liabilities approximate their fair value based on the variable nature of interest rates and current rates for instruments with similar characteristics. At March 31, 2026 and 2025, the net carrying amount of the Convertible Notes was $38,993,000 and $35,207,000, respectively (see Note 8). The estimated fair value of the Company’s Convertible Notes was $50,363,000 and $42,398,000 using Level 3 inputs at March 31, 2026 and 2025, respectively.

15. Commitments and Contingencies

Tariffs

In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized by statute. Following the ruling, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to suspend collection of such tariffs and to establish a process to refund amounts previously collected. As a result of this ruling, the Company may be eligible to receive refunds of tariffs previously paid on qualifying imports. The timing and ultimate resolution of these refund claims, including the amount and timing of any cash receipts, are subject to administrative processing and remain uncertain as of the date the financial statements were issued. Accordingly, no amounts related to tariff refunds have been recognized in the accompanying consolidated financial statements. The Company will recognize any refunds when realization is considered probable and the amounts are reasonably estimable.

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

The following summarizes the changes in the warranty return accrual:

	Years Ended March 31,
	2026	2025	2024
Balance at beginning of year	$19,677,000	$19,326,000	$19,830,000
Charged to expense	157,877,000	151,764,000	142,240,000
Amounts processed	(158,366,000)	(151,413,000)	(142,744,000)
Balance at end of year	$19,188,000	$19,677,000	$19,326,000

At March 31, 2026 and 2025, the Company’s total warranty return accrual was $19,188,000 and $19,677,000, respectively, of which $7,479,000 and $6,478,000, respectively, was included in the customer returns RGA issued within accounts receivable—net and $11,709,000 and $13,199,000, respectively, was included in the customer finished goods returns accrual in the consolidated balance sheets.

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

The following summarizes the breakout of marketing allowances discussed above, recorded as a reduction to revenues:

	Years Ended March 31,
	2026	2025	2024
Marketing Allowances
Allowances incurred under long-term customer contracts	$8,905,000	$8,736,000	$10,128,000
Allowances related to a single exchange of product	121,642,000	133,169,000	130,918,000
Amortization of core premiums paid to customers	10,797,000	9,826,000	10,181,000
Total marketing allowances recorded as a reduction to revenues	$141,344,000	$151,731,000	$151,227,000

The following presents the Company’s commitments related to allowances incurred under long-term customer contracts and amortization of core premiums paid to customers:

	Allowances Incurred	Amortization of
	Under Long-Term	Core Premiums
Year Ending March 31,	Customer Contracts	Paid to Customers	Total
2027	$5,982,000	$11,187,000	$17,169,000
2028	3,703,000	10,120,000	13,823,000
2029	2,589,000	6,539,000	9,128,000
2030	1,193,000	3,481,000	4,674,000
2031	656,000	2,721,000	3,377,000
Thereafter	1,374,000	5,337,000	6,711,000
Total	$15,497,000	$39,385,000	$54,882,000

Contingencies

The Company is subject to various lawsuits and claims. In addition, government agencies and self-regulatory organizations have the ability to conduct periodic examinations of and administrative proceedings regarding the Company’s business, and its compliance with law, code, and regulations related to matters including, but not limited to, environmental, information security, taxes, levies, tariffs. In the opinion of management, such litigation is not expected to have a material effect on the Company's financial condition, results of operations, and cash flows.

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

The Company’s largest customers accounted for the following total percentage of net sales:

	Years Ended March 31,
	2026	2025	2024
Customer A	42%	39%	35%
Customer B	22%	21%	21%
Customer C	21%	26%	27%

Revenues for these customers were derived from the Hard Parts segment and Test Solutions and Diagnostic Equipment segment. See Note 20 for a discussion of the Company’s segments.

The Company’s largest customers accounted for the following total percentage of accounts receivable — trade:

	March 31, 2026	March 31, 2025
Customer A	52%	41%
Customer C	18%	7%
Customer B	12%	26%

Geographic and Product Information

The Company’s products are predominantly sold in the U.S. and accounted for the following total percentage of net sales:

	Years Ended March 31,
	2026	2025	2024
Rotating electrical products	68%	67%	66%
Brake-related products (1)	28%	29%	30%
Other products	4%	4%	4%
	100%	100%	100%

(1)
During the year ended March 31, 2026, the Company combined its wheel hub products into its brake-related products. Prior year amounts have been recast to conform to the current year presentation.

Significant Supplier Concentrations

No suppliers accounted for more than 10% of the Company’s inventory purchases for the years ended March 31, 2026, 2025, and 2024.

17. Income Taxes

Domestic and foreign components of income (loss) before income taxes are as follows:

	Years Ended March 31,
	2026	2025	2024
Domestic and foreign components of (loss) income
United States	$(7,708,000)	$(21,526,000)	$(29,661,000)
Foreign	27,977,000	5,839,000	16,593,000
Income (loss) before income taxes	20,269,000	(15,687,000)	(13,068,000)

The income tax expense is as follows:

	Years Ended March 31,
	2026	2025	2024
Current tax (benefit) expense
Federal	$(181,000)	$1,177,000	$1,696,000
State	236,000	631,000	363,000
Foreign	7,272,000	3,780,000	4,553,000
Total current tax expense	7,327,000	5,588,000	6,612,000
Deferred tax (benefit) expense
Federal	(122,000)	(171,000)	25,320,000
State	173,000	(28,000)	4,249,000
Foreign	497,000	(1,606,000)	(5,000)
Total deferred tax (benefit) expense	548,000	(1,805,000)	29,564,000
Total income tax expense	$7,875,000	$3,783,000	$36,176,000

Deferred income taxes consist of the following:

	March 31, 2026	March 31, 2025
Assets
Allowance for bad debts	$72,000	$48,000
Customer allowances earned	4,310,000	3,794,000
Allowance for stock adjustment returns	3,794,000	3,344,000
Inventory adjustments	7,925,000	8,497,000
Intangibles, net	722,000	729,000
Stock options	2,352,000	2,561,000
Operating lease liabilities	16,799,000	19,333,000
Estimate for returns	34,262,000	30,341,000
Accrued compensation	2,917,000	2,585,000
Net operating losses	3,883,000	3,426,000
Tax credits	1,858,000	2,857,000
Capitalized research credits	114,000	1,147,000
Plant and equipment, net	2,085,000	1,460,000
Other	5,996,000	4,639,000
Total deferred tax assets	$87,089,000	$84,761,000
Liabilities
Contract assets	(10,706,000)	(9,020,000)
Operating lease assets	(16,069,000)	(16,848,000)
Other	(2,035,000)	(2,453,000)
Total deferred tax liabilities	$(28,810,000)	$(28,321,000)
Less: valuation allowance	$(54,665,000)	$(52,233,000)
Total deferred taxes	$3,614,000	$4,207,000

As of March 31, 2026, before tax effect, the Company had federal, state, and foreign net operating loss carryforwards. These net operating loss (“NOL”) carryforwards were generated in various tax years and have different expiration periods depending on the applicable laws at the time they were generated. As of March 31, 2026, the Company’s NOL carryforwards are as follows (i) $337,000 in federal NOL carryforwards, with limited carryforward, that were generated before January 1, 2018 and will expire beginning in fiscal year 2034, (ii) $1,442,000 in federal NOL carryforwards, with unlimited carryforward, that were generated after December 31, 2017 and can be carried forward indefinitely, subject to an annual limitation of 80% of taxable income, (iii) $123,000 in state NOL carryforwards, with limited carryforward, that were generated from states with various carryforward periods and will expire beginning in fiscal year 2032 with amounts and expiration periods varying by state, (iv) $50,000 in state NOL carryforwards, with unlimited carryforward, that were generated from states with indefinite carryforward, subject to specific annual limitations on utilization varying by state, and (v) $13,305,000 in Canadian NOL carryforwards, with limited carryforward, that can be carried forward for up to 20 years and expire beginning in fiscal year 2038. As of March 31, 2026, the Company also had non-US tax credit carryforwards of $1,687,000, which will expire beginning in fiscal year 2034.

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. The Company makes these estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s future plans. A valuation allowance is established when the Company believes it is not more likely than not all or some deferred tax assets will be realized. In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction in which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, past financial performance, and tax planning strategies. The net increase in the valuation allowance was $2,432,000 during the year ended March 31, 2026. This net increase in the valuation allowance is primarily due to the increase in the Company’s U.S. federal and various state deferred tax assets and an increase in one of its Canadian subsidiary’s deferred tax assets resulting from current year activities. The Company will continue to monitor its position in future periods. Should the actual amount differ from the Company’s estimates, the amount of any valuation allowance could be impacted.

For the years ended March 31, 2026, 2025, and 2024, the primary components of the Company’s income tax expense were (i) federal income taxes, (ii) state income taxes, (iii) change in realizable deferred tax items, (iv) foreign income taxed at rates that are different from the federal statutory rate, (v) impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m), and (vi) impact of an excess tax benefit from share-based compensation.

The difference between income tax expense at the federal statutory rate and the Company’s effective tax rate, as required under ASU 2023-09, is as follows:

	Year Ended March 31,
	2026
Statutory federal income tax rate	$4,256,000	21.0%
State and local income taxes, net of federal income tax effect (1)	347,000	1.7%
Foreign tax effects
Mexico
Tax rate differential	1,505,000	7.4%
Change in valuation allowance	(696,000)	(3.4)%
Canada
Tax rate differential	(235,000)	(1.1)%
Change in valuation allowance	1,315,000	6.5%
Other	15,000	0.1%
Effect of changes in tax laws or rates enacted in the current period	-	-%
Effect of cross-border tax laws	609,000	3.0%
Tax credits
Research and development credit	(256,000)	(1.3)%
Change in valuation allowance	1,366,000	6.8%
Nontaxable or nondeductible items
Non-deductible executive compensation	524,000	2.6%
Excess tax benefit from share-based compensation	(374,000)	(1.9)%
Other	90,000	0.4%
Change in unrecognized tax benefits	(405,000)	(2.0)%
Other adjustments	(186,000)	(0.9)%

	$7,875,000	38.9%

(1)
State taxes in California, Illinois, and Pennsylvania made up the majority (greater than 50%) of the tax effect in this category

The difference between the income tax expense at the federal statutory rate and the Company’s effective tax rate, prior to the adoption of ASU 2023-09, is as follows:

	Years Ended March 31,
	2025	2024
Statutory federal income tax rate	21%	21%
State income tax rate, net of federal benefit	1.5%	10.8%
Excess tax benefit from share-based compensation	(1.3)%	(4.8)%
Foreign income taxed at different rates	(3.8)%	(9.8)%
Non-deductible debt costs	(1.2)%	-%
Non-deductible executive compensation	(2.5)%	(2.6)%
Change in valuation allowance	(40.1)%	(289.1)%
Uncertain tax positions	2.6%	0.9%
Research and development credit	0.6%	0.7%
Other	(0.9)%	(3.9)%
	(24.1)%	(276.8)%

Cash paid for income taxes by jurisdiction, net of refunds received, as required under ASU 2023-09, is as follows:

Year Ended March 31,
2026
Cash paid for income taxes:
Federal	$1,810,000
State	174,000
Foreign
Mexico	5,824,000
Other jurisdictions	272,000
Total cash paid for income taxes	$8,080,000

The Company and its subsidiaries file income tax returns for the U.S. federal, various state, and foreign jurisdictions with varying statutes of limitations. At March 31, 2026, the Company remains subject to examination for fiscal years ended March 31, 2023 and forward. At March 31, 2026, the Company is under examination in the U.S. by the Internal Revenue Service for fiscal year 2024. The Company is not under examination in any another jurisdiction. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended March 31,
	2026	2025	2024
Balance at beginning of period	$1,362,000	$1,784,000	$1,964,000
Additions based on tax positions related to the current year	12,000	53,000	15,000
Additions for tax positions of prior year	-	43,000	15,000
Reductions for tax positions of prior year	(461,000)	(518,000)	(210,000)
Balance at end of period	$913,000	$1,362,000	$1,784,000

At March 31, 2026, 2025 and 2024, there are $725,000, $1,112,000, and $1,475,000, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as part of income tax expense. During the years ended March 31, 2026, 2025, and 2024, the Company recognized interest and penalties of approximately $44,000, $49,000, and $21,000, respectively. The Company had approximately $184,000 and $203,000 for the payment of interest and penalties accrued at March 31, 2026 and 2025, respectively.

The Company intends to indefinitely reinvest its undistributed earnings from foreign subsidiaries in foreign operations, with the exception of earnings from its Singapore subsidiary. No incremental U.S. federal tax or withholding taxes have been provided for these earnings.

18. Defined Contribution Plans

The Company has a 401(k) retirement plan covering all employees who are 21 years of age with at least six months of service. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching 50% of each participating employee’s contribution up to the first 6% of employee compensation. Employees are immediately vested in their voluntary employee contributions and vest in the Company’s matching contributions ratably over five years. The Company’s matching contribution to the 401(k) retirement plan was $648,000, $626,000, and $148,000 for the years ended March 31, 2026, 2025, and 2024, respectively. During the year ended March 31, 2024, the Company’s matching contributions under its 401(k) retirement plan were temporarily halted through February 2024 when they were reinstated.

19. Share-based Payments

2022 Incentive Award Plan (the “2022 Plan”)

In September 2022, the Company’s shareholders approved the 2022 Incentive Award Plan (the “2022 Plan”). Under the 2022 Plan, a total of 924,200 shares of the Company’s common stock were reserved for grants to its employees, non-employee directors, and consultants. In September 2024, the shareholders approved an amendment to the 2022 Plan that increased the number of shares of common stock reserved for grant under the 2022 Plan from 924,200 to 2,655,200. At March 31, 2026 and 2025, respectively, there were (i) 130,533 and 130,933 options to purchase shares of common stock outstanding, (ii) 684,720 and 452,531 shares of restricted stock units outstanding, and (iii) 744,542 and 644,679 shares of performance stock units outstanding under the 2022 Plan. There were 777,699 and 1,516,084 shares of common stock available for grant under the 2022 Plan at March 31, 2026 and 2025, respectively.

2010 Incentive Award Plan

At March 31, 2026 and 2025, there were 835,301 and 922,628, respectively, options to purchase shares of common stock outstanding under the 2010 Incentive Award Plan. At March 31, 2026, there were no shares of restricted stock or performance stock units outstanding under the 2010 Incentive Award Plan. At March 31, 2025, there were 52,842 shares of restricted stock units outstanding and 119,708 shares of performance stock units outstanding under the 2010 Incentive Award Plan. No shares of common stock remain available for grant under this plan.

Stock Options

The Company did not grant any stock options during the years ended March 31, 2026 and 2025, and options to purchase 132,133 shares of common stock were granted during the year ended March 31, 2024. The following summarizes the Black-Scholes option-pricing model assumptions used to derive the weighted average fair value of the stock options granted during the year ended March 31, 2024.

Year Ended March 31,
2024
Weighted average risk free interest rate	4.53%
Weighted average expected holding period (years)	6.57
Weighted average expected volatility	51.29%
Weighted average expected dividend yield	-
Weighted average fair value of options granted	3.75

The following is a summary of stock option transactions:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2025	1,053,561	$20.20
Exercised	(6,466)	$15.59
Forfeited/Cancelled	(13,061)	$20.08
Expired	(68,200)	$31.13
Outstanding at March 31, 2026	965,834	$19.47

At March 31, 2026, options to purchase 43,245 shares of common stock were unvested at the weighted average exercise price of $9.32.

The pre-tax intrinsic value of options exercised during the year ended March 31, 2026 was $7,000 based on the market value of the Company’s common stock at March 31, 2026. No options were exercised during the years ended March 31, 2625 and 2024. The total fair value of stock options vested during the years ended March 31, 2026, 2025, and 2024 was $164,000, $164,000, and $324,000, respectively.

The following summarizes information about the options outstanding at March 31, 2026:

	Options Outstanding				Options Exercisable
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
Range of		Exercise	Life	Intrinsic		Exercise	Life	Intrinsic
Exercise price	Shares	Price	In Years	Value	Shares	Price	In Years	Value

$9.32 to $17.38	322,923	$12.89	5.49	$227,000	279,678	$13.44	5.18	$152,000
$19.00 to $22.73	399,287	19.58	2.78		399,287	19.58	2.78
$25.21 to $27.40	124,500	27.33	1.22		124,500	27.33	1.22
$28.68 to $30.31	119,124	28.72	0.25		119,124	28.72	0.25

	965,834	$19.47	3.17	$227,000	922,589	$19.95	2.97	$152,000

The aggregate intrinsic values in the above table represent the pre-tax value of all in-the-money options if all such options had been exercised on March 31, 2026 based on the Company’s closing stock price of $11.06 as of that date.

At March 31, 2026, there was $77,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 0.5 years.

Restricted Stock Units and Restricted Stock (collectively “RSUs”)

During the years ended March 31, 2026, 2025, and 2024 the Company granted 487,597, 453,453, and 100,624, respectively, of time-based vesting restricted stock units, based on the closing market price on the grant date. The estimated grant date fair value of the RSUs of $5,047,000, $2,984,000, and $800,000, for the years ended March 31, 2026, 2025, and 2024, respectively, was based on the closing market price on the date of grant. The fair value related to these awards is recognized as compensation expense over the vesting period. These awards generally vest in three equal installments beginning each anniversary from the grant date, subject to continued employment. Upon vesting, these awards may be net share settled to cover the required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. Total shares withheld during the years ended March 31, 2026, 2025, and 2024 were 51,387, 19,761, and 42,720, respectively, based on the value of these awards as determined by the Company’s closing stock price on the vesting date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at March 31, 2025	505,373	$7.26
Granted	487,597	$10.35
Vested	(289,872)	$7.99
Forfeited/Cancelled	(18,378)	$11.62
Outstanding at March 31, 2026	684,720	$9.03

As of March 31, 2026, there was $4,358,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 2.0 years.

Performance Stock Units (“PSUs”)

During the year ended March 31, 2026, the Company granted 353,778 PSUs (at target performance levels) based on the Company’s stock price or a total shareholder return (“TSR”) market conditions. During the year ended March 31, 2025, the Company granted 258,983 PSUs (at target performance levels), based on a TSR market condition. During the year ended March 31, 2024, the Company granted 585,583 PSUs based on the Company’s stock price market condition. All PSUs granted have a three-year performance period, subject to continued employment. The estimated grant date fair value of the PSUs of $3,738,000, $2,264,000, and $2,637,000, for the years ended March 31, 2026, 2025, and 2024, respectively, was based on the estimated fair value of the award using the Monte Carlo valuation model for performance stock units subject to market conditions.

Stock Price PSUs

During the year ended March 31, 2026, the Company granted 176,893 PSUs (at target performance levels), which vest as follows: (i) if the stock price is greater than or equal to $15.00 per share, then 1/3 of the grant will vest, (ii) if the stock price is greater than or equal to $17.00 per share then the next 1/3 of the grant will vest, and (iii) if the stock price is greater than or equal to $20.00 per share then the final 1/3 of the grant will vest. Recipients are eligible to vest in between 50% and 150% of the third tranche by achieving a stock price between $18.00 and $22.00 per share (each stock price target must be met for thirty consecutive trading days). The Company calculated the fair value of these PSUs individually for each tranche using the Monte Carlo Simulation Model at the grant date. Compensation cost is recognized over the estimated derived service period. Compensation cost related to these awards will not be adjusted even if the market condition is not met.

During the year ended March 31, 2025, the Company did not grant any PSUs based on the Company’s stock price.

During the year ended March 31, 2024, the Company granted 585,583 PSUs, which vest as follows: (i) if the stock price is greater than or equal to $10.00 per share, then 1/3 of the grant will vest, (ii) if the stock price is greater than or equal to $15.00 per share then the next 1/3 of the grant will vest, and (iii) if the stock price is greater than or equal to $20.00 per share then the final 1/3 of the grant will vest. Recipients are eligible to vest in between 50% and 150% of the third tranche by achieving a stock price between $17.50 and $25.00 per share (each stock price target must be met for thirty consecutive trading days). The Company calculated the fair value of these PSUs individually for each tranche using the Monte Carlo Simulation Model at the grant date. Compensation cost is recognized over the estimated derived service period. Compensation cost related to these awards will not be adjusted even if the market condition is not met.

TSR PSUs

During the years ended March 31, 2026 and 2025, the Company granted 176,885 and 258,983 PSUs (at target performance levels), respectively, which cliff vest and the number of shares earned at the end of the three-year performance period will vary, based only on actual performance, from 0% to 150% of the target number of PSUs granted, depending on the Company’s TSR percentile rank relative to that of a peer group over the performance period. TSR is measured based on a comparison of the closing price on the first trading day of the performance period and the average closing price over the last 30 trading days of the performance period. TSR is considered a market condition because it measures the Company’s return against the performance of the Russell 3000, excluding companies classified as financials and real estate and companies with a market capitalization of more than $600 million, as of the start of the performance period. Compensation cost is determined at the grant date and recognized on a straight-line basis over the requisite service period to the extent the conditions are deemed probable. Compensation cost related to the TSR award will not be adjusted even if the market condition is not met.

During the year ended March 31, 2024, the Company did not grant any PSUs based on a TSR market condition.

The fair value of PSUs subject to a market condition is determined using the Monte Carlo simulation model. The following table summarizes the assumptions used in determining the fair value of the awards subject to market conditions:

	Year Ended March 31,
	2026	2025	2024
Risk free interest rate	3.86%	4.21-4.45%	4.32-4.35%
Expected life in years	0.7-3.0	3	0.2-1.8
Expected volatility of MPA common stock	66.8%	59.8-62.8%	54.2-55.1%
Average correlation coefficient of peer companies	15.7%	16.5-17.4	-
Expected dividend yield	-	-	-
Grant date fair value	$7.33-12.68	$8.65-8.88	$3.57-8.37

Upon vesting, these awards may be net share settled to cover the required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. Total shares withheld during the years ended March 31, 2026 and 2025 were 94,771 and 75,491, respectively, based on the value of these awards as determined by the Company’s closing stock price on the vesting date. No shares were withheld during the year ended March 31, 2024 since no PSUs were vested during those years.

The following is a summary of non-vested PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2025	764,387	$7.42
Granted	353,778	$10.57
Vested	(294,540)	$6.77
Forfeited/Cancelled	(79,083)	$13.36
Outstanding at March 31, 2026	744,542	$8.54

At March 31, 2026, there was $2,899,000 of unrecognized compensation expense related to these awards, which will be recognized over the weighted average remaining vesting period of approximately 1.7 years.

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

The Company’s three operating segments are:

●
Hard Parts, which include (i) light duty rotating electric products such as alternators and starters and (ii) brake-related products, which includes brake calipers, brake boosters, brake rotors, brake pads and brake master cylinders, and wheel hub assemblies and bearings,
●
Test Solutions and Diagnostic Equipment, which includes (i) applications for combustion engine vehicles, including bench-top testers for alternators and starters, (ii) equipment for the pre- and post-production of electric vehicles, and (iii) software emulation of power system applications for the electrification of all forms of transportation (including automobiles, trucks, the emerging electrification of systems within the aerospace industry, and electric vehicle charging stations), and
●
Heavy Duty, which includes non-discretionary automotive aftermarket replacement hard parts for heavy-duty truck, industrial, marine, and agricultural applications.

The Company’s Hard Parts operating segment meets the criteria of a reportable segment. The Test Solutions and Diagnostic Equipment and Heavy Duty segments are not material, and are not required to be separately reported.

Financial information relating to the Company’s segments is as follows:

	Years Ended March 31,
	2026	2025	2024

Net sales to external customers for Hard Parts reportable segment	$741,243,000	$707,210,000	$669,904,000
Intersegment sales for Hard Parts reportable segment	701,000	1,016,000	895,000
Total net sales for Hard Parts reportable segment	741,944,000	708,226,000	670,799,000

Reconciliation of net sales
Other net sales (1)	48,563,000	50,144,000	47,780,000
Elimination of intersegment net sales	(701,000)	(1,016,000)	(895,000)
Total consolidated net sales	$789,806,000	$757,354,000	$717,684,000

Less (2):
Material, labor, and overhead expenses	460,623,000	465,656,000	450,913,000
Logistic expenses (3)	131,205,000	99,264,000	92,969,000
Revaluation of cores on customers' shelves	3,590,000	2,805,000	5,353,000
Foreign exchange impact of lease liabilities and forward contracts	(8,924,000)	15,892,000	(3,814,000)
Other segment items (4)	88,028,000	83,693,000	76,878,000
Total operating income for Hard Parts reportable segment	$67,422,000	$40,916,000	$48,500,000

Reconciliation of profit (loss)
Other operating loss (1)	(1,624,000)	(1,064,000)	(2,431,000)
Elimination of intersegment operating income	37,000	71,000	51,000
Interest expense, net	(46,696,000)	(55,550,000)	(60,040,000)
Change in fair value of compound net derivative liability	1,130,000	(60,000)	1,020,000
Loss on extinguishment of debt	-	-	(168,000)
Total consolidated income (loss) before income tax expense	$20,269,000	$(15,687,000)	$(13,068,000)

Reconciliations of other significant items and assets:

Depreciation and amortization
Depreciation and amortization for Hard Parts reportable segment (5)	$8,454,000	$9,579,000	$10,371,000
Other depreciation and amortization (1)	1,334,000	821,000	1,248,000
Total consolidated depreciation and amortization	$9,788,000	$10,400,000	$11,619,000

Capital Expenditures
Captial expenditures for Hard Parts reportable segment	$2,136,000	$3,445,000	$621,000
Other capital expenditures (1)	1,560,000	1,133,000	379,000
Total consolidated capital expenditures	$3,696,000	$4,578,000	$1,000,000

Assets	March 31, 2026	March 31, 2025
Total assets for Hard Parts reportable segment	$1,037,721,000	$967,178,000
Other assets (1)	54,638,000	58,355,000
Elimination of intersegment assets	(72,922,000)	(67,897,000)
Total consolidated assets	$1,019,437,000	$957,636,000
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

21. Share Repurchase Program

In December 2025, the Company’s board of directors approved an increase in its share repurchase program from $37,000,000 to $57,000,000 of its common stock. During the year ended March 31, 2026, the Company repurchased 955,608 shares of its common stock for $11,351,000. During the year ended March 31, 2025, the Company repurchased 542,134 shares of its common stock for $4,832,000. During the year ended March 31, 2024, the Company did not repurchase any shares of its common stock. As of March 31, 2026, $34,928,000 was utilized and $22,072,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in the Company’s Credit Facility and Convertible Notes. The Company retired the 2,334,749 shares repurchased under this program through March 31, 2026. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

22. Related Party Transactions

Lease

The Company has an operating lease for its 35,000 square foot manufacturing, warehouse, and office facility in Ontario, Canada, with a company co-owned by a member of management. The Company renewed this operating lease for an additional three-year period, effective January 1, 2025. The rent expense recorded for the related party lease was $374,000, $332,000 and $328,000 for the years ended March 31, 2026, 2025, and 2024, respectively.

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

Schedule II — Valuation and Qualifying Accounts

Accounts Receivable — Allowance for credit losses

			Charge to
		Balance at	(recovery of)		Balance at
Years Ended		beginning of	bad debts	Amounts	end of
March 31,	Description	year	expense	written off	year
2026	Allowance for credit losses	$207,000	$94,000	$10,000	$291,000
2025	Allowance for credit losses	$189,000	$42,000	$24,000	$207,000
2024	Allowance for credit losses	$339,000	$(133,000)	$17,000	$189,000

Accounts Receivable — Allowance for customer-payment discrepancies

		Balance at	Charge to		Balance at
Years Ended		beginning of	discrepancies	Amounts	end of
March 31,	Description	year	expense	Processed	year
2026	Allowance for customer-payment discrepancies	$1,765,000	$570,000	$703,000	$1,632,000
2025	Allowance for customer-payment discrepancies	$1,206,000	$1,507,000	$948,000	$1,765,000
2024	Allowance for customer-payment discrepancies	$1,634,000	$1,452,000	$1,880,000	$1,206,000

Inventory — Allowance for excess and obsolete inventory

			Provision for
		Balance at	excess and		Balance at
Years Ended		beginning of	obsolete	Amounts	end of
March 31,	Description	year	inventory	written off	year
2026	Allowance for excess and obsolete inventory	$18,964,000	$9,891,000	$9,853,000	$19,002,000
2025	Allowance for excess and obsolete inventory	$17,372,000	$15,009,000	$13,417,000	$18,964,000
2024	Allowance for excess and obsolete inventory	$16,436,000	$16,233,000	$15,297,000	$17,372,000

Deferred Tax Assets — Valuation allowance for deferred tax assets

		Balance at	Charge to		Balance at
Years Ended		beginning of	income tax	Charged to	end of
March 31,	Description	year	expense	Other Accounts	year
2026	Valuation allowance for deferred tax assets	$52,233,000	$2,432,000	$-	$54,665,000
2025	Valuation allowance for deferred tax assets	$45,399,000	$6,834,000	$-	$52,233,000
2024	Valuation allowance for deferred tax assets	$7,619,000	$37,780,000	$-	$45,399,000

 S-1