Form 10-Q
period 2026-06-30
MOTORCAR PARTS OF AMERICA INC
filed 2026-08-10
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

There were 18,933,207 shares of Common Stock outstanding at August 3, 2026.

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

PART I — FINANCIAL INFORMATION

Item 1.
Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2026	March 31, 2026
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$19,120,000	$14,650,000
Short-term investments	2,279,000	2,028,000
Accounts receivable — net	71,362,000	112,614,000
Inventory — net	413,289,000	397,041,000
Contract assets	35,057,000	34,552,000
Prepaid expenses and other current assets	23,056,000	23,097,000
Total current assets	564,163,000	583,982,000
Plant and equipment — net	29,300,000	30,739,000
Operating lease assets	63,833,000	63,103,000
Long-term deferred income taxes	4,304,000	4,039,000
Long-term contract assets	338,242,000	331,221,000
Goodwill and intangible assets — net	7,355,000	3,440,000
Other assets	2,827,000	2,913,000
TOTAL ASSETS	$1,010,024,000	$1,019,437,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$177,487,000	$200,499,000
Customer finished goods returns accrual	33,164,000	29,923,000
Contract liabilities	47,570,000	61,201,000
Revolving loan	118,839,000	94,668,000
Other current liabilities	4,695,000	4,348,000
Operating lease liabilities	9,398,000	8,957,000
Total current liabilities	391,153,000	399,596,000
Convertible notes, related party	44,795,000	38,993,000
Long-term contract liabilities	256,961,000	249,108,000
Long-term deferred income taxes	406,000	425,000
Long-term operating lease liabilities	55,665,000	56,969,000
Other liabilities	8,055,000	8,336,000
Total liabilities	757,035,000	753,427,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 18,933,207 and 18,924,818 shares issued and outstanding at June 30, 2026 and March 31, 2026, respectively	189,000	189,000
Additional paid-in capital	225,827,000	226,709,000
Retained earnings	19,006,000	32,427,000
Accumulated other comprehensive income	7,967,000	6,685,000
Total shareholders' equity	252,989,000	266,010,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,010,024,000	$1,019,437,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2026	2025

Net sales	$168,021,000	$188,364,000
Cost of goods sold	140,847,000	154,447,000
Gross profit	27,174,000	33,917,000
Operating expenses:
General and administrative	15,517,000	12,680,000
Sales and marketing	6,546,000	6,210,000
Research and development	3,176,000	3,306,000
Foreign exchange impact of lease liabilities and forward contracts	(1,597,000)	(8,348,000)
Total operating expenses	23,642,000	13,848,000
Operating income	3,532,000	20,069,000
Other expenses:
Interest expense, net	12,044,000	12,812,000
Change in fair value of compound net derivative liability	1,540,000	1,790,000
Total other expenses	13,584,000	14,602,000
(Loss) income before income tax expense	(10,052,000)	5,467,000
Income tax expense	3,369,000	2,425,000
Net (loss) income	$(13,421,000)	$3,042,000
Basic net (loss) income per share	$(0.71)	$0.16
Diluted net (loss) income per share	$(0.71)	$0.15
Weighted average number of shares outstanding:
Basic	18,922,938	19,369,060
Diluted	18,922,938	19,917,663

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,
	2026	2025

Net (loss) income	$(13,421,000)	$3,042,000
Other comprehensive income, net of tax:
Foreign currency translation gain	1,282,000	888,000
Total other comprehensive income, net of tax	1,282,000	888,000
Comprehensive (loss) income	$(12,139,000)	$3,930,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at March 31, 2026	18,924,818	$189,000	$226,709,000	$32,427,000	$6,685,000	$266,010,000
Share-based compensation expense	-	-	2,138,000	-	-	2,138,000
Exercise of stock options, net of shares withheld for employee taxes and net share settlement of exercise price	2,091	-	24,000	-	-	24,000
Issuance of common stock upon vesting of RSUs and PSUs, net of shares withheld for employee taxes	135,821	1,000	(1,116,000)	-	-	(1,115,000)
Repurchase and cancellation of common stock, including fees	(129,523)	(1,000)	(1,928,000)			(1,929,000)
Foreign currency translation	-	-	-	-	1,282,000	1,282,000
Net income (loss)	-	-	-	(13,421,000)	-	(13,421,000)
Balance at June 30, 2026	18,933,207	$189,000	$225,827,000	$19,006,000	$7,967,000	$252,989,000

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at March 31, 2025	19,435,706	$194,000	$234,413,000	$20,033,000	$3,059,000	$257,699,000
Share-based compensation expense	-	-	946,000	-	-	946,000
Issuance of common stock upon vesting of RSUs and PSUs, net of shares withheld for employee taxes	114,225	2,000	(498,000)	-	-	(496,000)
Repurchase and cancellation of common stock, including fees	(197,796)	(2,000)	(1,964,000)			(1,966,000)
Foreign currency translation	-	-	-	-	888,000	888,000
Net income (loss)	-	-	-	3,042,000	-	3,042,000
Balance at June 30, 2025	19,352,135	$194,000	$232,897,000	$23,075,000	$3,947,000	$260,113,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(13,421,000)	$3,042,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,742,000	2,449,000
Amortization of debt issuance costs	654,000	590,000
Amortization of interest on contract liabilities	182,000	162,000
Accrued interest on convertible notes, related party	1,065,000	968,000
Amortization of core premiums paid to customers	3,000,000	2,621,000
Amortization of finished goods premiums paid to customers	406,000	226,000
Noncash lease expense	2,682,000	2,435,000
Foreign exchange impact of lease liabilities and forward contracts	(1,597,000)	(8,348,000)
Change in fair value of compound net derivative liability	1,540,000	1,790,000
Gain on short-term investments	(190,000)	(131,000)
Net provision for inventory reserves	1,810,000	2,084,000
Net provision for customer payment discrepancies and credit losses	(645,000)	401,000
Deferred income taxes	(251,000)	(339,000)
Share-based compensation expense	2,138,000	946,000
Loss on disposal of plant and equipment	1,000	17,000
Changes in operating assets and liabilities:
Accounts receivable	41,898,000	5,994,000
Inventory	(18,297,000)	(8,046,000)
Prepaid expenses and other current assets	34,000	725,000
Other assets	167,000	394,000
Accounts payable and accrued liabilities	(19,054,000)	4,013,000
Customer finished goods returns accrual	3,206,000	(1,551,000)
Contract assets	(10,714,000)	(7,499,000)
Contract liabilities	(5,993,000)	9,359,000
Operating lease liabilities	(2,614,000)	(2,484,000)
Other liabilities	(52,000)	210,000
Net cash (used in) provided by operating activities	(11,303,000)	10,028,000
Cash flows from investing activities:
Purchase of plant and equipment	(1,108,000)	(807,000)
Purchase of intangible assets	(4,000,000)	-
Redemption of short-term investments	(61,000)	1,000
Net cash used in investing activities	(5,169,000)	(806,000)
Cash flows from financing activities:
Borrowings under revolving loan	207,065,000	188,676,000
Repayments of revolving loan	(182,894,000)	(192,607,000)
Payments on finance lease obligations	(328,000)	(385,000)
Exercise of stock options	24,000	-
Cash used to net share settle equity awards	(1,115,000)	(496,000)
Repurchase of common stock, including fees	(1,929,000)	(1,966,000)
Net cash provided by (used in) financing activities	20,823,000	(6,778,000)
Effect of exchange rate changes on cash and cash equivalents	119,000	606,000
Net increase in cash and cash equivalents	4,470,000	3,050,000
Cash and cash equivalents — Beginning of period	14,650,000	9,429,000
Cash and cash equivalents — End of period	$19,120,000	$12,479,000

Supplemental disclosures of cash flow information:
Cash paid for interest, net	$10,088,000	$11,154,000
Cash paid for income taxes, net of refunds	2,425,000	550,000
Cash paid for operating leases	3,490,000	3,688,000
Cash paid for finance leases	401,000	459,000
Plant and equipment acquired under finance leases	-	1,788,000
Assets acquired under operating leases	1,756,000	198,000
Accrued capital expenditures	279,000	192,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited)

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading supplier of automotive aftermarket non-discretionary replacement parts, and test solutions and diagnostic equipment. These replacement parts are primarily sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s test solutions and diagnostic equipment products primarily serve the global automotive component and powertrain testing market. The Company’s products include (i) light duty and heavy duty rotating electrical products such as alternators and starters, (ii) brake-related products, which include brake calipers, brake boosters, brake rotors, brake pads, brake master cylinders, and wheel hub assemblies and bearings, and (iii) other products, which include test solutions and diagnostic equipment including: (a) applications for combustion engine vehicles, including bench-top testers for alternators and starters, (b) equipment for the pre- and post-production of electric vehicles, and (c) software emulation of power system applications for the electrification of all forms of transportation (including automobiles, trucks, the emerging electrification of systems within the aerospace industry, and electric vehicle charging stations).

2. Basis of Presentation and New Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2027. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2026, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 8, 2026.

The accompanying condensed consolidated financial statements have been prepared on a consistent basis with, and there have been no material changes to the accounting policies described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Recently Adopted Accounting Pronouncements

Debt with Conversion and Other Options

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which seeks to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This guidance is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. The Company adopted this guidance on April 1, 2026, which did not have any material effect on the Company’s financial statements and disclosures.

Measurement of Credit Losses

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. This guidance is effective for annual periods beginning after December 15, 2025, including interim reporting periods within those fiscal years. The Company adopted this guidance on April 1, 2026, which did not have any material effect on the Company’s financial statements and disclosures.

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

Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the recognition and disclosure guidance for internal-use software costs, removing the previous software development stage model with a probable-to-complete recognition threshold. This guidance is effective for annual periods beginning after December 15, 2027, including interim reporting periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements and disclosures.

Interim Reporting

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements, which improves the navigability of the guidance in ASC 270, Interim Reporting, and clarifies when it applies. Under this guidance, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. This guidance is effective for annual periods beginning after December 15, 2027, including interim reporting periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements and disclosures.

Codification Improvements

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to GAAP. The update represents changes to the Accounting Standards Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. This guidance is effective for annual periods beginning after December 15, 2026, including interim reporting periods within those fiscal years, with early adoption permitted. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact this guidance will have on its financial statements and disclosures.

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

Accounts receivable — net is comprised of the following:

	June 30, 2026	March 31, 2026
Accounts receivable - net
Accounts receivable — trade	$98,428,000	$138,909,000
Allowance for credit losses	(355,000)	(291,000)
Customer payment discrepancies	(1,399,000)	(1,632,000)
Customer returns RGA issued	(25,312,000)	(24,372,000)
Total accounts receivable — net	$71,362,000	$112,614,000

4. Inventory — Net

Inventory — net is comprised of the following:

	June 30, 2026	March 31, 2026
Inventory — net
Raw materials	$147,061,000	$145,832,000
Work-in-process	9,692,000	9,930,000
Finished goods	258,743,000	243,843,000
	415,496,000	399,605,000
Less allowance for excess and obsolete inventory	(18,638,000)	(19,002,000)
Inventory	396,858,000	380,603,000
Inventory unreturned	16,431,000	16,438,000
Total inventory — net	$413,289,000	$397,041,000

5. Contract Assets

During the three months ended June 30, 2026 and 2025, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $705,000 and $1,026,000, respectively, for the revaluation of cores that are part of the finished goods on the customers’ shelves to the lower of cost or net realizable value.

Contract assets are comprised of the following:

	June 30, 2026	March 31, 2026
Short-term contract assets
Cores expected to be returned by customers	$20,551,000	$21,294,000
Core premiums paid to customers	11,920,000	11,187,000
Finished goods premiums paid to customers	1,621,000	1,429,000
Upfront payments to customers	965,000	642,000
Total short-term contract assets	$35,057,000	$34,552,000

Long-term contract assets
Remanufactured cores held at customers' locations	$301,451,000	$297,592,000
Core premiums paid to customers	31,198,000	28,198,000
Finished goods premiums paid to customers	3,856,000	3,700,000
Upfront payments to customers	1,737,000	1,731,000
Total long-term contract assets	$338,242,000	$331,221,000

6. Significant Customer and Other Information

Significant Customer Concentrations

The largest customers accounted for the following percentage of consolidated net sales:

	Three Months Ended June 30,
	2026	2025
Net sales
Customer A	37%	39%
Customer C	28%	22%
Customer B	18%	24%

Revenues for these customers were derived from the Hard Parts segment and Test Solutions and Diagnostic Equipment segment. See Note 18 for a discussion of the Company’s segments.

The largest customers accounted for the following percentage of accounts receivable – trade:

	June 30, 2026	March 31, 2026
Accounts receivable - trade
Customer A	49%	52%
Customer B	15%	12%
Customer C	7%	18%

Geographic and Product Information

The Company’s products are sold predominantly in North America and accounted for the following percentages of consolidated net sales:

	Three Months Ended June 30,
	2026	2025
Product line
Rotating electrical products	58%	66%
Brake-related products	38%	29%
Other products	4%	5%
	100%	100%

Significant Supplier Concentrations

For the three months ended June 30, 2026, one supplier provided approximately 10% of the raw materials purchased. The Company had no suppliers that accounted for more than 10% of inventory purchases for the three months ended June 30, 2025.

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

 On August 6, 2026, the Company entered into a ninth amendment to the Credit Facility, which among other things, (i) extended the maturity date from December 12, 2028 to August 4, 2031; provided, that if any of the Convertible Notes (as defined below) remain outstanding (or were redeemed, repurchased, converted, or otherwise retired other than pursuant to one or more cashless (except for payments in cash for fees, expenses, and to avoid fractional shares not to exceed $250,000 in the aggregate) transactions) on the date that is ninety-one (91) days prior to the then-current stated maturity of the Convertible Notes, and such date is earlier than August 4, 2031, then the Credit Facility shall mature on such earlier date, (ii) amended the definition of consolidated EBITDA, and (iii) amended the definition of suppressed availability.

The Company had $118,839,000 and $94,668,000 outstanding under the Revolving Facility at June 30, 2026 and March 31, 2026, respectively. In addition, $15,470,000 was outstanding for letters of credit at June 30, 2026. At June 30, 2026, after certain contractual adjustments, $93,302,000 was available under the Revolving Facility. The interest rate on the Company’s Revolving Facility was 6.83% and 6.79%, at June 30, 2026 and March 31, 2026, respectively.

The Credit Facility requires the Company to maintain; (i) a minimum fixed charge coverage ratio if undrawn availability is less than 22.5% of the aggregate revolving commitments and (ii) a specified minimum undrawn availability. During the three months ended June 30, 2026, undrawn availability was greater than the 22.5% threshold at all times, therefore, the fixed charge coverage ratio financial covenant was not required to be tested at any point during the fiscal quarter.

Convertible Notes, Related Party

On March 31, 2023, the Company entered into a note purchase agreement, as amended, (the “Note Purchase Agreement”) with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P. (collectively, the “Purchasers”) and Bison Capital Partners VI, L.P., as the purchaser representative (the “Purchaser Representative”) for the issuance and sale of $32,000,000 in aggregate principal amount of convertible notes due in 2029 (the “Convertible Notes”), which was used for general corporate purposes. The Convertible Notes bear interest at a rate of 10.0% per annum, compounded annually, and payable (i) in-kind or (ii) in cash, annually in arrears on April 1 of each year, commencing on April 1, 2024. In April 2026, non-cash accrued interest on the Convertible Notes of $3,873,000 was paid in-kind and is included in the principal amount of Convertible Notes at June 30, 2026. The Convertible Notes have an initial conversion price of $15.00 per share of the Company’s common stock, subject to adjustment as provided in the Convertible Notes (“Conversion Option”). Unless and until the Company delivers a redemption notice, the Purchasers of the Convertible Notes may convert their Convertible Notes at any time at their option. Upon conversion, the Convertible Notes will be settled in shares of the Company’s common stock. The Company may redeem all or part of the Convertible Notes for a cash purchase (the “Company Redemption”) price. The effective interest rate was 18.3% as of June 30, 2026 and March 31, 2026, respectively.

The Company’s Convertible Notes are comprised of the following:

	June 30, 2026	March 31, 2026
Convertible Notes, related party
Principal amount of Convertible Notes	$42,603,000	$38,730,000
Less: unamortized debt discount attributed to Compound Net Derivative Liability	(4,991,000)	(5,332,000)
Less: unamortized debt discount attributed to debt issuance costs	(697,000)	(745,000)
Carrying amount of the Convertible Notes	36,915,000	32,653,000
Plus: Compound Net Derivative Liability	7,880,000	6,340,000
Net carrying amount of Convertible Notes, related party	$44,795,000	$38,993,000

In connection with the Note Purchase Agreement, the Company entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at June 30, 2026 and March 31, 2026.

The Company Redemption option has been combined with the Conversion Option as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the condensed consolidated balance sheets at June 30, 2026 and March 31, 2026. The fair value of the Conversion Option and the Company Redemption option using Level 3 inputs and the Monte Carlo simulation model was a liability of $20,600,000 and $16,900,000, and an asset of $12,720,000 and $10,560,000 at June 30, 2026 and March 31, 2026, respectively. During the three months ended June 30, 2026 and 2025, the Company recorded a loss of $1,540,000 and $1,790,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

The Convertible Notes also contain additional features, such as, default interest and options related to a fundamental transaction, which were not separately accounted for as the value of such features were not material at June 30, 2026 and March 31, 2026.

Interest expense related to the Convertible Notes is as follows:

	Three Months Ended June 30,
	2026	2025
Interest expense on Convertible Notes
Contractual interest expense	$1,065,000	$968,000
Accretion of debt discount	341,000	285,000
Amortization of debt issuance costs	48,000	41,000
Total interest expense on Convertible Notes	$1,454,000	$1,294,000

There are no future payments required under the Convertible Notes prior to their maturity, therefore, the principal amount of the Convertible Notes plus interest payable in-kind, assuming no early redemption or conversion has occurred, of $56,704,000 would be paid on March 30, 2029.

8. Contract Liabilities

Contract liabilities are comprised of the following:

	June 30, 2026	March 31, 2026
Short-term contract liabilities
Customer allowances earned	$21,645,000	$19,616,000
Customer core returns accruals	19,039,000	18,394,000
Accrued core payment	3,673,000	10,121,000
Customer deposits	2,823,000	2,185,000
Finished goods liabilities	390,000	837,000
Core bank liability	-	10,048,000
Total short-term contract liabilities	$47,570,000	$61,201,000

Long-term contract liabilities
Customer core returns accruals	$253,716,000	$245,504,000
Accrued core payment	3,245,000	3,604,000
Total long-term contract liabilities	$256,961,000	$249,108,000

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

In connection with the remeasurement of these leases, the Company recorded a gain of $1,681,000 and $4,002,000 during the three months ended June 30, 2026 and 2025, respectively. These amounts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of operations.

Balance sheet information for leases is as follows:

Leases	Classification	June 30, 2026	March 31, 2026
Assets:
Operating	Operating lease assets	$63,833,000	$63,103,000
Finance	Plant and equipment	4,493,000	4,784,000
Total leased assets		$68,326,000	$67,887,000

Liabilities:
Current
Operating	Operating lease liabilities	$9,398,000	$8,957,000
Finance	Other current liabilities	1,272,000	1,289,000
Long-term
Operating	Long-term operating lease liabilities	55,665,000	56,969,000
Finance	Other liabilities	2,887,000	3,202,000
Total lease liabilities		$69,222,000	$70,417,000

Lease cost recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,
	2026	2025
Lease cost
Operating lease cost	$3,589,000	$3,490,000
Short-term lease cost	394,000	216,000
Variable lease cost	147,000	133,000
Finance lease cost:
Amortization of finance lease assets	297,000	355,000
Interest on finance lease liabilities	73,000	74,000
Total lease cost	$4,500,000	$4,268,000

Maturities of lease commitments at June 30, 2026, by fiscal year, were as follows:

Maturity of lease liabilities by fiscal year	Operating Leases	Finance Leases	Total
2027 - remaining nine months	$9,659,000	$1,146,000	$10,805,000
2028	12,710,000	1,291,000	14,001,000
2029	11,513,000	1,026,000	12,539,000
2030	11,388,000	949,000	12,337,000
2031	11,622,000	269,000	11,891,000
Thereafter	20,525,000	-	20,525,000
Total lease payments	77,417,000	4,681,000	82,098,000
Less amount representing interest	(12,354,000)	(522,000)	(12,876,000)
Present value of lease liabilities	$65,063,000	$4,159,000	$69,222,000

Other information about leases is as follows:

	June 30, 2026	March 31, 2026
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	3.6	3.8
Operating leases	6.2	6.5
Weighted-average discount rate:
Finance leases	6.8%	6.8%
Operating leases	5.7%	5.7%

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

The following is a summary of accounts receivable discount programs:

	Three Months Ended June 30,
	2026	2025
Receivables discounted	$149,949,000	$168,194,000
Weighted average number of days collection was accelerated	347	345
Annualized weighted average discount rate	5.5%	5.7%
Amount of discount recognized as interest expense	$7,940,000	$9,158,000

11. Supplier Finance Programs

The Company utilizes a supplier finance program, which allows certain of the Company’s suppliers to sell their receivables due from the Company to participating financial institutions at the sole discretion of both the supplier and the financial institutions. The program is administered by a third party. Commitments from participating financial institutions that are available to suppliers under this program were $40,000,000 as of June 30, 2026. The Company has no economic interest in the sale of these receivables and no direct relationship with the financial institution. Payments to the third-party administrator are based on services rendered and are not related to the volume or number of financing agreements between suppliers, financial institution, and the third-party administrator. The Company is not a party to agreements negotiated between participating suppliers and the financial institution. The Company's obligations to its suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in this program. The Company does not provide guarantees and there are no assets pledged to the financial institution or the third-party administrator for the committed payment in connection with this program. At June 30, 2026 and March 31, 2026, the Company had $40,982,000 and $42,076,000, respectively, of outstanding supplier obligations confirmed as valid under this program, included in accounts payable in the condensed consolidated balance sheets.

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

The following presents a reconciliation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,
	2026	2025

Net (loss) income	$(13,421,000)	$3,042,000

Basic shares	18,922,938	19,369,060
Effect of potentially dilutive securities	-	548,603
Diluted shares	18,922,938	19,917,663
Net (loss) income per share:
Basic net (loss) income per share	$(0.71)	$0.16
Diluted net (loss) income per share	$(0.71)	$0.15

Anti-dilutive shares (excluded from per-share calculations):
Outstanding share-based awards	2,581,583	1,049,341
Dilutive effect of Convertible Notes under the "if-converted" method	2,911,188	2,646,535

The potential common shares related to the Warrants issued in connection with the Convertible Notes (see Note 7) are anti-dilutive until they become exercisable and as of June 30, 2026, the Warrants were not exercisable.

13. Income Taxes

The Company recorded income tax expense of $3,369,000, or an effective tax rate of (33.5)%, and $2,425,000, or an effective tax rate of 44.4%, for the three months ended June 30, 2026 and 2025, respectively. The effective tax rate for the three months ended June 30, 2026 was primarily impacted by the change in valuation allowance on certain jurisdictions' deferred tax assets resulting from current year activities and foreign income taxed at rates that are different from the federal statutory rate.

Management continues to monitor its valuation allowance position in its various jurisdictions. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, past financial performance, and tax planning strategies. Based on this analysis, the Company determined that it is more likely than not that certain deferred tax assets will not be realized. As a result, the Company continued to maintain valuation allowances on its U.S., one of its Mexican subsidiaries’, and one of its Canadian subsidiaries’ deferred tax assets. The Company will monitor its position in future periods. Should the actual amount differ from the Company’s estimates, the amount of any valuation allowance could be impacted.

The Company and its subsidiaries file income tax returns for the U.S. federal, various state, and foreign jurisdictions with varying statutes of limitations. At June 30, 2026, the Company remains subject to examination for fiscal years ended March 31, 2023 and forward. At June 30, 2026, the Company continues to be under examination in the U.S. by the Internal Revenue Service for fiscal year 2024. The Company is not under examination in any another jurisdiction. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $44,085,000 and $43,076,000 at June 30, 2026 and March 31, 2026, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to these derivative transactions is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of operations.

The following shows the effect of derivative instruments on the condensed consolidated statements of operations:

	Foreign Exchange Impact of Lease Liabilities and Forward Contracts
Derivatives Not Designated as	Three Months Ended June 30,
Hedging Instruments	2026	2025
(Loss) gain from forward foreign currency exchange contracts	$(84,000)	$4,346,000

The changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of cash flows for the three months ended June 30, 2026 and 2025. The fair value of the forward foreign currency exchange contracts of $768,000 and $852,000 is included in prepaid expenses and other current assets in the condensed consolidated balance sheets at June 30, 2026 and March 31, 2026, respectively.

15. Fair Value Measurements

The following summarizes financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	June 30, 2026				March 31, 2026
		Fair Value Measurements Using Inputs Considered as			Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$2,279,000	$2,279,000	$-	$-	$2,028,000	$2,028,000	$-	$-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	768,000	-	768,000	-	852,000	-	852,000	-

Liabilities
Other current liabilities
Deferred compensation	2,279,000	2,279,000	-	-	2,028,000	2,028,000	-	-
Convertible notes, related party
Compound Net Derivative Liability	7,880,000	-	-	7,880,000	6,340,000	-	-	6,340,000

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

Compound Net Derivative Liability

The Company estimates the fair value of the Compound Net Derivative Liability (see Note 7) using Level 3 inputs and the Monte Carlo simulation model at the balance sheet date. The Monte Carlo simulation model requires the input of subjective assumptions including the expected volatility of the underlying stock. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. This amount is recorded within convertible notes, related party in the condensed consolidated balance sheets at June 30, 2026 and March 31, 2026. Any changes in the fair value of the Compound Net Derivative Liability are recorded in change in fair value of compound net derivative liability in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

The following assumptions were used to determine the fair value of the Compound Net Derivative Liability:

	June 30, 2026	March 31, 2026
Risk free interest rate	4.15%	3.81%
Cost of equity	18.80%	19.40%
Weighted average cost of capital	14.70%	12.80%
Expected volatility of the Company's common stock	47.04%	70.00%
EBITDA volatility	40.00%	40.00%

During the three months ended June 30, 2026, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loan and other long-term liabilities approximate their fair value based on the variable nature of interest rates and current rates for instruments with similar characteristics. At June 30, 2026 and March 31, 2026, the net carrying amount of the Convertible Notes was $44,795,000 and $38,993,000, respectively (see Note 7). The estimated fair value of the Company’s Convertible Notes was $54,192,000 and $50,363,000 using Level 3 inputs at June 30, 2026 and March 31, 2026, respectively.

16. Share-based Payments

Stock Options

During the three months ended June 30, 2026 and 2025, no options to purchase shares of the Company’s common stock were granted.

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2026	965,834	$19.47
Exercised	(2,091)	$11.42
Forfeited/Cancelled	(5,234)	$20.24
Expired	(115,900)	$28.68
Outstanding at June 30, 2026	842,609	$18.22

At June 30, 2026, options to purchase 43,245 shares of common stock were unvested at a weighted average exercise price of $9.32.

At June 30, 2026, there was $36,000 of total unrecognized compensation expense related to unvested stock option awards, which will be recognized over the weighted average remaining vesting period of approximately 0.2 years.

Restricted Stock Units (“RSUs”)

During the three months ended June 30, 2026 and 2025, the Company granted 386,555 and 428,552, respectively, of time-based vesting RSUs, based on the closing market price on the grant date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2026	684,720	$9.03
Granted	386,555	$15.36
Vested	(209,009)	$8.77
Forfeited/Cancelled	(931)	$8.45
Outstanding at June 30, 2026	861,335	$11.94

At June 30, 2026, there was $9,565,000 of unrecognized compensation expense related to RSUs, which will be recognized over the weighted average remaining vesting period of approximately 2.5 years.

Performance Stock Units (“PSUs”)

During the three months ended June 30, 2026 and 2025, the Company granted 309,289 and 353,778 PSUs (at target performance levels), respectively, based on the Company’s stock price or a total shareholder return (“TSR”) market conditions. All PSUs granted have a three-year performance period, subject to continued employment.

Stock Price PSUs

During the three months ended June 30, 2026, the Company granted 154,650 PSUs (at target performance levels), which vest as follows: (i) if the stock price is greater than or equal to $16.00 per share, then 1/3 of the grant will vest, (ii) if the stock price is greater than or equal to $18.00 per share then the next 1/3 of the grant will vest, and (iii) if the stock price is greater than or equal to $20.00 per share then the final 1/3 of the grant will vest. Recipients are eligible to vest in between 50% and 150% of the third tranche by achieving a stock price between $19.00 and $22.00 per share (each stock price target must be met for thirty consecutive trading days).

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

TSR PSUs

During the three months ended June 30, 2026 and 2025, the Company granted 154,639 and 176,885 PSUs (at target performance levels), respectively, which cliff vest and the number of shares earned at the end of the three-year performance period will vary, based only on actual performance, from 0% to 150% of the target number of PSUs granted, depending on the Company’s TSR percentile rank relative to that of a peer group over the performance period. TSR is measured based on a comparison of the closing price on the first trading day of the performance period and the average closing price over the last 30 trading days of the performance period. TSR is considered a market condition because it measures the Company’s return against the performance of the Russell 3000, excluding companies classified as financials and real estate and companies with a market capitalization of more than $600 million, as of the start of the performance period. Compensation cost is determined at the grant date and recognized on a straight-line basis over the requisite service period to the extent the conditions are deemed probable. Compensation cost related to the TSR award will not be adjusted even if the market condition is not met.

The fair value of PSUs subject to a market condition is determined using the Monte Carlo simulation model. The following table summarizes the assumptions used in determining the fair value of the awards subject to market conditions:

	Three Months Ended June 30,
	2026	2025
Risk free interest rate	4.19%	3.86%
Expected life in years	0.1-3.0	0.7-3.0
Expected volatility of the Company's common stock	66.20%	66.80%
Average correlation coefficient of peer companies	14.10%	15.70%
Expected dividend yield	-	-
Grant date fair value	$13.90-20.09	$7.33-12.68

The following is a summary of non-vested PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2026	744,542	$8.54
Granted	309,289	$17.99
Forfeited/Cancelled	(176,192)	$4.20
Outstanding at June 30, 2026	877,639	$13.02

At June 30, 2026, there was $7,462,000 of unrecognized compensation expense related to these awards, which will be recognized over the weighted average remaining vesting period of approximately 1.8 years.

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

The following summarizes the changes in the warranty returns:

	Three Months Ended June 30,
	2026	2025
Balance at beginning of period	$19,188,000	$19,677,000
Charged to expense	34,122,000	38,453,000
Amounts processed	(30,873,000)	(39,999,000)
Balance at end of period	$22,437,000	$18,131,000

At June 30, 2026 and March 31, 2026, the Company’s total warranty return accrual was $22,437,000 and $19,188,000, respectively, of which $10,444,000 and $7,479,000, respectively, was included in the customer returns RGA issued within accounts receivable—net and $11,993,000 and $11,709,000, respectively, was included in the customer finished goods returns accrual in the condensed consolidated balance sheets.

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

The Company’s three operating segments are:

●
Hard Parts, which include (i) light duty rotating electrical products such as alternators and starters and (ii) brake-related products, which includes brake calipers, brake boosters, brake rotors, brake pads and brake master cylinders, and wheel hub assemblies and bearings,

●
Test Solutions and Diagnostic Equipment, which includes (i) applications for combustion engine vehicles, including bench-top testers for alternators and starters, (ii) equipment for the pre- and post-production of electric vehicles, and (iii) software emulation of power system applications for the electrification of all forms of transportation (including automobiles, trucks, the emerging electrification of systems within the aerospace industry, and electric vehicle charging stations), and

●
Heavy Duty, which includes non-discretionary automotive aftermarket replacement hard parts for heavy-duty truck, industrial, marine, and agricultural applications.

The Company’s Hard Parts operating segment meets the criteria of a reportable segment. The Test Solutions and Diagnostic Equipment and Heavy Duty segments are not material, and are not required to be separately reported.

Financial information relating to the Company’s segments is as follows:

	Three Months Ended June 30,
	2026	2025

Net sales to external customers for Hard Parts reportable segment	$157,363,000	$174,889,000
Intersegment sales for Hard Parts reportable segment	41,000	258,000
Total net sales for Hard Parts reportable segment	$157,404,000	$175,147,000

Reconciliation of net sales
Other net sales (1)	$10,658,000	$13,475,000
Elimination of intersegment net sales	(41,000)	(258,000)
Total consolidated net sales	$168,021,000	$188,364,000

Less (2):
Material, labor, and overhead expenses	$99,099,000	$113,895,000
Logistic expenses (3)	31,540,000	30,665,000
Revaluation of cores on customers' shelves	705,000	1,026,000
Foreign exchange impact of lease liabilities and forward contracts	(1,597,000)	(8,348,000)
Other segment items (4)	21,721,000	19,477,000
Total operating income for Hard Parts reportable segment	$5,936,000	$18,432,000

Reconciliation of profit (loss)
Other operating (loss) income (1)	(2,458,000)	1,633,000
Elimination of intersegment operating income	54,000	4,000
Interest expense, net	(12,044,000)	(12,812,000)
Change in fair value of compound net derivative liability	(1,540,000)	(1,790,000)
Total consolidated (loss) income before income tax expense	$(10,052,000)	$5,467,000

Reconciliations of other significant items and assets:

Depreciation and amortization
Depreciation and amortization for Hard Parts reportable segment (5)	$2,018,000	$2,232,000
Other depreciation and amortization (1)	724,000	217,000
Total consolidated depreciation and amortization	$2,742,000	$2,449,000

Capital Expenditures
Captial expenditures for Hard Parts reportable segment	$1,074,000	$394,000
Other capital expenditures (1)	34,000	413,000
Total consolidated capital expenditures	$1,108,000	$807,000

Assets	June 30, 2026	March 31, 2026
Total assets for Hard Parts reportable segment	$1,036,994,000	$1,037,721,000
Other assets (1)	54,002,000	54,638,000
Elimination of intersegment assets	(80,972,000)	(72,922,000)
Total consolidated assets	$1,010,024,000	$1,019,437,000

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

19. Share Repurchases

In December 2025, the Company’s board of directors approved an increase in its share repurchase program from $37,000,000 to $57,000,000 of its common stock. During the three months ended June 30, 2026, the Company repurchased 129,523 shares of its common stock for $1,929,000. As of June 30, 2026, $36,857,000 has been utilized and $20,143,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in the Company’s Credit Facility and Convertible Notes. The Company retired the 2,464,272 shares repurchased under this program through June 30, 2026. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

20. Related Party Transactions

Lease

The Company has an operating lease for its 35,000 square foot manufacturing, warehouse, and office facility in Ontario, Canada, with a company co-owned by a member of management. The Company renewed this operating lease for an additional three-year period, effective January 1, 2025. The rent expense recorded for this related party lease was $93,000 and $93,000 for the three months ended June 30, 2026 and 2025, respectively.

Convertible Note and Election of Director

In connection with the issuance and sale of the Company’s Convertible Notes on March 31, 2023 (see Note 7), the Board appointed Douglas Trussler, a co-founder of Bison Capital, to the Board. Mr. Trussler’s compensation is different from the compensation for other non-employee directors as described in the Company’s Definitive Proxy Statement, filed with the SEC on July 29, 2026.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that Motorcar Parts of America, Inc. and its subsidiaries (“our,” “we” or “us”) believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2026 audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 8, 2026.

Disclosure Regarding Private Securities Litigation Reform Act of 1995

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our future performance that involve risks and uncertainties. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about our strategic initiatives, operational plans and objectives, expectations for economic conditions and recovery and future business and financial performance, as well as statements regarding underlying assumptions related thereto. They include, among others, factors related to the timing and implementation of strategic initiatives, the highly competitive nature of our industry, demand for our products and services, complexities in our inventory and supply chain, challenges with transforming and growing our business. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason. Therefore, you should not place undue reliance on those statements. Please refer to “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K filed with the SEC on June 8, 2026, as updated by our subsequent filings with the SEC, for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements.

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

Segment Reporting

Our three operating segments are as follows:

●
Hard Parts, which include (i) light duty rotating electrical products such as alternators and starters and (ii) brake-related products, which includes brake calipers, brake boosters, brake rotors, brake pads and brake master cylinders, and wheel hub assemblies and bearings,

●
Test Solutions and Diagnostic Equipment, which includes (i) applications for combustion engine vehicles, including bench-top testers for alternators and starters, (ii) equipment for the pre- and post-production of electric vehicles, and (iii) software emulation of power system applications for the electrification of all forms of transportation (including automobiles, trucks, the emerging electrification of systems within the aerospace industry, and electric vehicle charging stations), and

●
Heavy Duty, which includes non-discretionary automotive aftermarket replacement hard parts for heavy-duty truck, industrial, marine, and agricultural applications.

Our Hard Parts operating segment meets the criteria of a reportable segment. The Test Solutions and Diagnostic Equipment and Heavy Duty segments are not material, and are not required to be separately reported. See Note 18 of the notes to condensed consolidated financial statements for more information.

Results of Operations for the Three Months Ended June 30, 2026 and 2025

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key consolidated operating data:

	Three Months Ended June 30,
	2026	2025
Cash flow (used in) provided by operations	$(11,303,000)	$10,028,000
Finished goods turnover (annualized) (1)	3.2	4.2

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended June 30,
	2026	2025
Net sales	$168,021,000	$188,364,000
Cost of goods sold	140,847,000	154,447,000
Gross profit	27,174,000	33,917,000
Gross margin	16.2%	18.0%

Net Sales. Our consolidated net sales for the three months ended June 30, 2026 were $168,021,000, which represents a decrease of $20,343,000, or 10.8%, from the three months ended June 30, 2025 of $188,364,000. This decrease in sales was primarily due to lower sales of rotating electrical products partially offset by strong demand for brake-related products during the three months ended June 30, 2026 compared with the three months ended June 30, 2025.

Gross Profit. Our consolidated gross profit was $27,174,000, or 16.2% of consolidated net sales, for the three months ended June 30, 2026 compared with $33,917,000, or 18.0% of consolidated net sales, for the three months ended June 30, 2025. Our gross margin for the three months ended June 30, 2026 was impacted by lower sales as discussed above and transition expenses of $2,767,000 in connection with our on-going strategy to utilize our global footprint to enhance operating efficiencies.

In addition, our gross margin for the three months ended June 30, 2026 and 2025 was impacted by (i) the continued amortization of core and finished goods premiums of $3,406,000 and $2,847,000, respectively and (ii) the non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, which resulted in a write-down of $705,000 and $1,026,000, respectively.

Operating Expenses

The following summarizes our consolidated operating expenses:

	Three Months Ended June 30,
	2026	2025
General and administrative	$15,517,000	$12,680,000
Sales and marketing	6,546,000	6,210,000
Research and development	3,176,000	3,306,000
Foreign exchange impact of lease liabilities and forward contracts	(1,597,000)	(8,348,000)

Percent of net sales

General and administrative	9.2%	6.7%
Sales and marketing	3.9%	3.3%
Research and development	1.9%	1.8%
Foreign exchange impact of lease liabilities and forward contracts	(1.0)%	(4.4)%

General and Administrative. Our general and administrative expenses for the three months ended June 30, 2026 were $15,517,000, which represents an increase of $2,837,000, or 22.4%, from the three months ended June 30, 2025 of $12,680,000. This increase was primarily due to (i) $1,192,000 of increased share-based compensation and (ii) $1,145,000 of increased legal and other professional services.

Sales and Marketing. Our sales and marketing expenses for the three months ended June 30, 2026 were $6,546,000, which represents an increase of $336,000, or 5.4%, from the three months ended June 30, 2025 of $6,210,000. This increase was primarily due to increased advertising and other marketing expenses.

Research and Development. Our research and development expenses for the three months ended June 30, 2026 were $3,176,000, which represents a decrease of $130,000, or 3.9%, from the three months ended June 30, 2025 of $3,306,000. This decrease was primarily due to lower expenses for supplies and our sample library.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts were non-cash gains of $1,597,000 and $8,348,000 for the three months ended June 30, 2026 and 2025, respectively. This change during the three months ended June 30, 2026 compared with the three months ended June 30, 2025 was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities resulting in non-cash gains of $1,681,000 and $4,002,000, respectively, and (ii) the change in the fair values of forward foreign currency exchange contracts resulting in a non-cash loss of $84,000 compared with a non-cash gain of $4,346,000, respectively.

Operating Income

Consolidated Operating Income. Our consolidated operating income for the three months ended June 30, 2026 was $3,532,000 compared with $20,069,000 for the three months ended June 30, 2025. This decrease was primarily due to the impact of the foreign exchange remeasurement of lease liabilities and forward contracts and other items as discussed above.

Interest Expense

Interest Expense, net. Our interest expense for the three months ended June 30, 2026 was $12,044,000, which represents a decrease of $768,000, or 6%, from interest expense for the three months ended June 30, 2025 of $12,812,000. This decrease was primarily due to lower utilization of our accounts receivable discount programs.

Change in Fair Value of Compound Net Derivative Liability

Change in Fair Value of Compound Net Derivative Liability. Our change in fair value of compound net derivative liability associated with the convertible notes issued on March 31, 2023 were non-cash losses of $1,540,000 and $1,790,000 for the three months ended June 30, 2026 and 2025, respectively.

Provision for Income Taxes

Income Tax. We recorded income tax expense of $3,369,000, or an effective tax rate of (33.5)%, and $2,425,000, or an effective tax rate of 44.4%, for the three months ended June 30, 2026 and 2025, respectively. The effective tax rate for the three months ended June 30, 2026, was primarily impacted by the change in valuation allowance on certain jurisdictions’ deferred tax assets resulting from current year activities and foreign income taxed at rates that are different from the federal statutory rate.

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $173,010,000 and $184,386,000, a ratio of current assets to current liabilities of 1.4:1.0 at June 30, 2026 and 1.5:1.0 at March 31, 2026.

Our primary source of liquidity was from the use of our accounts receivable discount programs and credit facility during the three months ended June 30, 2026. We believe our cash and cash equivalents, use of accounts receivable discount programs, and amounts available under our credit facility are sufficient to satisfy our expected future liquidity needs over the next 12 months.

Share Repurchase Program

In December 2025, our board of directors approved an increase in our share repurchase program from $37,000,000 to $57,000,000 of our common stock. During the three months ended June 30, 2026, we repurchased 129,523 shares of our common stock for $1,929,000. As of June 30, 2026, $36,857,000 has been utilized and $20,143,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our credit facility and convertible notes. We retired the 2,464,272 shares repurchased under this program through June 30, 2026. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Cash Flows

The following summarizes cash flows as reflected in the condensed consolidated statements of cash flows:

	Three Months Ended June 30,
	2026	2025
Cash flows (used in) provided by:
Operating activities	$(11,303,000)	$10,028,000
Investing activities	(5,169,000)	(806,000)
Financing activities	20,823,000	(6,778,000)
Effect of exchange rates on cash and cash equivalents	119,000	606,000
Net increase in cash and cash equivalents	$4,470,000	$3,050,000
Additional selected cash flow data:
Depreciation and amortization	$2,742,000	$2,449,000
Capital expenditures	1,108,000	807,000

Net cash used in operating activities was $11,303,000 compared with net cash provided by operating activities of $10,028,000 during the three months ended June 30, 2026 and 2025, respectively. The change in our operating activities was primarily due to (i) a decrease in our accounts payable balances during the three months ended June 30, 2026 compared with an increase during the three months ended June 30, 2025 and (ii) the continued build-up of our inventory to support future sales. In addition, our operating activities were further impacted by changes in operating results (net (loss) income plus the net add-back for non-cash transactions in earnings). We continue to manage our working capital to maximize our operating cash flow.

Net cash used in investing activities was $5,169,000 and $806,000 during the three months ended June 30, 2026 and 2025, respectively. The change in our investing activities was primarily due to the purchase of certain intangible assets during the three months ended June 30, 2026.

Net cash provided by financing activities was $20,823,000 compared with net cash used in financing activities of $6,778,000 during the three months ended June 30, 2026 and 2025, respectively. The change in our financing activities was primarily due to net borrowing of $24,171,000 during the three months ended June 30, 2026 compared with net repayments of $3,931,000 during the three months ended June 30, 2025 under our revolving facility.

Capital Resources

Credit Facility

We have $268,620,000 in senior secured financing (as amended from time to time, the “Credit Facility”) consisting of a $238,620,000 revolving loan facility (the “Revolving Facility”), subject to certain restrictions, and a $30,000,000 term loan facility (the “Term Loans”). The Term Loans were repaid during the year ended March 31, 2024. The lenders have a security interest in substantially all our assets.

On August 6, 2026, we entered into a ninth amendment to the Credit Facility, which among other things, (i) extended the maturity date from December 12, 2028 to August 4, 2031; provided, that if any of the Convertible Notes (as defined below) remain outstanding (or were redeemed, repurchased, converted, or otherwise retired other than pursuant to one or more cashless (except for payments in cash for fees, expenses, and to avoid fractional shares not to exceed $250,000 in the aggregate) transactions) on the date that is ninety-one (91) days prior to the then-current stated maturity of the Convertible Notes, and such date is earlier than August 4, 2031, then the Credit Facility shall mature on such earlier date, (ii) amended the definition of consolidated EBITDA, and (iii) amended the definition of suppressed availability.

We had $118,839,000 and $94,668,000 outstanding under the Revolving Facility at June 30, 2026 and March 31, 2026, respectively. In addition, $15,470,000 was outstanding for letters of credit at June 30, 2026. At June 30, 2026, after certain contractual adjustments, $93,302,000 was available under the Revolving Facility. The interest rate on our Revolving Facility was 6.83% and 6.79%, at June 30, 2026 and March 31, 2026, respectively.

The Credit Facility requires us to maintain; (i) a minimum fixed charge coverage ratio if undrawn availability is less than 22.5% of the aggregate revolving commitments and (ii) a specified minimum undrawn availability. During the three months ended June 30, 2026, undrawn availability was greater than the 22.5% threshold at all times, therefore, the fixed charge coverage ratio financial covenant was not required to be tested at any point during the fiscal quarter.

Convertible Notes, Related Party

On March 31, 2023, we entered into a note purchase agreement, as amended, (the “Note Purchase Agreement”) with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P. (collectively, the “Purchasers”) and Bison Capital Partners VI, L.P., as the purchaser representative (the “Purchaser Representative”) for the issuance and sale of $32,000,000 in aggregate principal amount of convertible notes due in 2029 (the “Convertible Notes”), which was used for general corporate purposes. The Convertible Notes bear interest at a rate of 10.0% per annum, compounded annually, and payable (i) in-kind or (ii) in cash, annually in arrears on April 1 of each year, commencing on April 1, 2024. In April 2026, non-cash accrued interest on the Convertible Notes of $3,873,000 was paid in-kind and is included in the principal amount of Convertible Notes at June 30, 2026. The Convertible Notes have an initial conversion price of $15.00 per share of our common stock, subject to adjustment as provided in the Convertible Notes (“Conversion Option”). Unless and until we deliver a redemption notice, the Purchasers of the Convertible Notes may convert their Convertible Notes at any time at their option. Upon conversion, the Convertible Notes will be settled in shares of our common stock. We may redeem all or part of the Convertible Notes for a cash purchase (the “Company Redemption”) price. The effective interest rate was 18.3% as of June 30, 2026 and March 31, 2026, respectively.

In connection with the Note Purchase Agreement, we entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at June 30, 2026 and March 31, 2026.

The Company Redemption option has been combined with the Conversion Option as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the condensed consolidated balance sheets at June 30, 2026 and March 31, 2026. The fair value of the Conversion Option and the Company Redemption option using Level 3 inputs and the Monte Carlo simulation model was a liability of $20,600,000 and $16,900,000, and an asset of $12,720,000 and $10,560,000 at June 30, 2026 and March 31, 2026, respectively. During the three months ended June 30, 2026 and 2025, we recorded a non-cash loss of $1,540,000 and $1,790,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

The Convertible Notes also contain additional features, such as, default interest and options related to a fundamental transaction, which were not separately accounted for as the value of such features were not material at June 30, 2026 and March 31, 2026.

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

The following is a summary of the accounts receivable discount programs:

	Three Months Ended June 30,
	2026	2025
Receivables discounted	$149,949,000	$168,194,000
Weighted average number of days collection was accelerated	347	345
Annualized weighted average discount rate	5.5%	5.7%
Amount of discount recognized as interest expense	$7,940,000	$9,158,000

Supplier Finance Programs

We utilize a supplier finance program, which allows certain of our suppliers to sell their receivables due from us to participating financial institutions at the sole discretion of both the supplier and the financial institutions. The program is administered by a third party. Commitments from participating financial institutions that are available to suppliers under this program were $40,000,000 as of June 30, 2026. We have no economic interest in the sale of these receivables and no direct relationship with the financial institution. Payments to the third-party administrator are based on services rendered and are not related to the volume or number of financing agreements between suppliers, financial institution, and the third-party administrator. We are not a party to agreements negotiated between participating suppliers and the financial institution. Our obligations to our suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in this program. We do not provide guarantees and there are no assets pledged to the financial institution or the third-party administrator for the committed payment in connection with this program. At June 30, 2026 and March 31, 2026, we had $40,982,000 and $42,076,000, respectively, in outstanding supplier obligations confirmed as valid under this program, included in accounts payable in the condensed consolidated balance sheets.

Capital Expenditures and Commitments

Capital Expenditures

Our total capital expenditures were $904,000 and $2,708,000 for three months ended June 30, 2026 and 2025, respectively. These capital expenditures include (i) cash paid for the purchase of plant and equipment, (ii) plant and equipment acquired under finance leases, and (iii) accrued capital expenditures. Capital expenditures for the three months ended June 30, 2026 primarily include the purchase of equipment for our current operations. We expect to incur approximately $9,000,000 of capital expenditures primarily to support our operations in fiscal 2027. We have used and expect to continue using our working capital and additional capital lease obligations to finance these capital expenditures.

Related Party Transactions

Lease

We have an operating lease for our 35,000 square foot manufacturing, warehouse, and office facility in Ontario, Canada, with a company co-owned by a member of management. We renewed this operating lease for an additional three-year period, effective January 1, 2025. The rent expense recorded for this related party lease was $93,000 and $93,000 for the three months ended June 30, 2026 and 2025, respectively.

Convertible Note and Election of Director

In connection with the issuance and sale of our Convertible Notes on March 31, 2023, the Board appointed Douglas Trussler, a co-founder of Bison Capital, to the Board. Mr. Trussler’s compensation is different from the compensation for other non-employee directors as described in our Definitive Proxy Statement, filed with the SEC on July 29, 2026.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates that are presented in our Annual Report on Form 10-K for the year ended March 31, 2026, which was filed with the SEC on June 8, 2026.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2026, which was filed with the SEC on June 8, 2026.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.
Risk Factors

There have been no material changes in the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 as filed with the SEC on June 8, 2026.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

Limitation on Payment of Dividends and Share Repurchases

The Credit Facility currently permits the payment of up to $24,325,000 of dividends and share repurchases for fiscal year 2027, subject to pro forma compliance with amended financial covenants.

Purchases of Equity Securities by the Issuer

Shares repurchased during the three months ended June 30, 2026 were as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 1 - April 30, 2026:
Open market and privately negotiated purchases	-	$-	-	$22,072,000
May 1 - May 31, 2026:
Open market and privately negotiated purchases	-	$-	-	22,072,000
June 1 - June 30, 2026:
Open market and privately negotiated purchases	129,523	$14.89	129,523	20,143,000
Total	129,523		129,523	$20,143,000

(1)
In December 2025, our board of directors approved an increase in our share repurchase program from $37,000,000 to $57,000,000 of our common stock. As of June 30, 2026, $36,857,000 has been utilized and $20,143,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our Credit Facility and Convertible Notes. We retired the 2,464,272 shares repurchased under this program through June 30, 2026. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Item 3.
Defaults Upon Senior Securities

None.

Item 5.
Other Information

(a)
On August 6, 2026, the Company entered into the Ninth Amendment, to the Amended and Restated Loan Agreement, dated as of August 6, 2026, among Motorcar Parts of America, Inc., D & V Electronics Ltd., Dixie Electric Ltd., and Dixie Electric Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent (the “Ninth Amendment”). The information concerning the Ninth Amendment set forth under the heading “Credit Facility” in Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated into this Item 5 by reference. The foregoing description is qualified in its entirety by reference to the Ninth Amendment, which is filed as Exhibit 10.2 to this Quarterly Report and incorporated herein by reference.
(b)
None.
(c)
During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408 of Regulation S-K.

Item 6.
Exhibits

(a)
Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 17, 2014.

3.8	Amended and Restated By-Laws of Motorcar Parts of America, Inc., as amended on February 4, 2016	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 10, 2016.

3.9	Amendment to the Amended and Restated By-Laws of Motorcar Parts of America, Inc., as adopted on June 9, 2016	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 14, 2016.

3.10	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 22, 2017.

3.11	Third Amendment to the Amended and Restated By-Laws of Motorcar Parts of America, Inc., as adopted on January 26, 2022	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 1, 2022.

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed on August 9, 2022.

4.2	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

Number	Description of Exhibit	Method of Filing

4.3	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

4.4	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.5	Third Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on November 20, 2017.

4.6	Fourth Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 24, 2020.

4.7	2022 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on July 29, 2022.

4.8	Form of Convertible Promissory Note	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 31, 2023.

4.9	Form of Common Stock Warrant	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 31, 2023.

4.10	First Amended and Restated Convertible Promissory Note	Incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K filed on June 14, 2023.

4.11	First Amended and Restated Common Stock Warrant	Incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K filed on June 14, 2023.

4.12	First Amended and Restated 2022 Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on July 26, 2024.

10.1	Amendment No. 7 to Employment Agreement, dated June 26, 2026, between Motorcar Parts of America, Inc. and Selwyn Joffe	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 2, 2026.

10.2
Ninth Amendment to Amended and Restated Loan Agreement, dated as of August 6, 2026, among Motorcar Parts of America, Inc., D & V Electronics Ltd., Dixie Electric Ltd., and Dixie Electric Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
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

MOTORCAR PARTS OF AMERICA, INC.

Dated: August 10, 2026	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: August 10, 2026	By:	/s/ Kamlesh Shah
Kamlesh Shah
Chief Accounting Officer