Form 10-Q
period 2026-09-30
MOTORCAR PARTS OF AMERICA INC
filed 2026-11-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

There were 18,967,617 shares of Common Stock outstanding at November 2, 2026.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2026	March 31, 2026
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$20,770,000	$14,650,000
Short-term investments	2,277,000	2,028,000
Accounts receivable — net	79,981,000	112,614,000
Inventory — net	415,049,000	397,041,000
Contract assets	40,033,000	34,552,000
Prepaid expenses and other current assets	25,162,000	23,097,000
Total current assets	583,272,000	583,982,000
Plant and equipment — net	27,427,000	30,739,000
Operating lease assets	60,672,000	63,103,000
Long-term deferred income taxes	4,413,000	4,039,000
Long-term contract assets	347,874,000	331,221,000
Goodwill and intangible assets — net	7,205,000	3,440,000
Other assets	3,009,000	2,913,000
TOTAL ASSETS	$1,033,872,000	$1,019,437,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$174,321,000	$200,499,000
Customer finished goods returns accrual	33,810,000	29,923,000
Contract liabilities	52,982,000	61,201,000
Revolving loan	126,595,000	94,668,000
Other current liabilities	6,299,000	4,348,000
Operating lease liabilities	9,535,000	8,957,000
Total current liabilities	403,542,000	399,596,000
Convertible notes, related party	41,963,000	38,993,000
Long-term contract liabilities	269,228,000	249,108,000
Long-term deferred income taxes	83,000	425,000
Long-term operating lease liabilities	53,513,000	56,969,000
Other liabilities	7,628,000	8,336,000
Total liabilities	775,957,000	753,427,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 18,967,617 and 18,924,818 shares issued and outstanding at September 30, 2026 and March 31, 2026, respectively	190,000	189,000
Additional paid-in capital	229,277,000	226,709,000
Retained earnings	20,364,000	32,427,000
Accumulated other comprehensive income	8,084,000	6,685,000
Total shareholders' equity	257,915,000	266,010,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,033,872,000	$1,019,437,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025

Net sales	$169,217,000	$221,470,000	$337,238,000	$409,834,000
Cost of goods sold	128,270,000	178,743,000	269,117,000	333,190,000
Gross profit	40,947,000	42,727,000	68,121,000	76,644,000
Operating expenses:
General and administrative	18,234,000	17,086,000	33,751,000	29,766,000
Sales and marketing	6,642,000	6,811,000	13,188,000	13,021,000
Research and development	3,091,000	3,928,000	6,267,000	7,234,000
Foreign exchange impact of lease liabilities and forward contracts	3,011,000	(1,469,000)	1,414,000	(9,817,000)
Total operating expenses	30,978,000	26,356,000	54,620,000	40,204,000
Operating income	9,969,000	16,371,000	13,501,000	36,440,000
Other expenses:
Interest expense, net	11,289,000	12,699,000	23,333,000	25,511,000
Change in fair value of compound net derivative liability	(3,240,000)	2,260,000	(1,700,000)	4,050,000
Total other expenses	8,049,000	14,959,000	21,633,000	29,561,000
Income (loss) before income tax expense	1,920,000	1,412,000	(8,132,000)	6,879,000
Income tax expense	562,000	3,561,000	3,931,000	5,986,000
Net income (loss)	$1,358,000	$(2,149,000)	$(12,063,000)	$893,000
Basic net income (loss) per share	$0.07	$(0.11)	$(0.64)	$0.05
Diluted net (loss) income per share	$(0.03)	$(0.11)	$(0.64)	$0.04
Weighted average number of shares outstanding:
Basic	18,942,932	19,366,633	18,932,989	19,367,840
Diluted	22,486,639	19,366,633	18,932,989	20,194,954

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025

Net income (loss)	$1,358,000	$(2,149,000)	$(12,063,000)	$893,000
Other comprehensive income, net of tax:
Foreign currency translation gain	117,000	1,286,000	1,399,000	2,174,000
Total other comprehensive income, net of tax	117,000	1,286,000	1,399,000	2,174,000
Comprehensive income (loss)	$1,475,000	$(863,000)	$(10,664,000)	$3,067,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at March 31, 2026	18,924,818	$189,000	$226,709,000	$32,427,000	$6,685,000	$266,010,000
Share-based compensation expense	-	-	2,138,000	-	-	2,138,000
Exercise of stock options, net of shares withheld for employee taxes and net share settlement of exercise price	2,091	-	24,000	-	-	24,000
Issuance of common stock upon vesting of RSUs and PSUs, net of shares withheld for employee taxes	135,821	1,000	(1,116,000)	-	-	(1,115,000)
Repurchase and cancellation of common stock, including fees	(129,523)	(1,000)	(1,928,000)	-	-	(1,929,000)
Foreign currency translation	-	-	-	-	1,282,000	1,282,000
Net income (loss)	-	-	-	(13,421,000)	-	(13,421,000)
Balance at June 30, 2026	18,933,207	$189,000	$225,827,000	$19,006,000	$7,967,000	$252,989,000
Share-based compensation expense	-	-	3,451,000	-	-	3,451,000
Issuance of common stock upon vesting of RSUs and PSUs, net of shares withheld for employee taxes	34,410	1,000	(1,000)	-	-	-
Foreign currency translation	-	-	-	-	117,000	117,000
Net income (loss)	-	-	-	1,358,000	-	1,358,000
Balance at September 30, 2026	18,967,617	$190,000	$229,277,000	$20,364,000	$8,084,000	$257,915,000

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at March 31, 2025	19,435,706	$194,000	$234,413,000	$20,033,000	$3,059,000	$257,699,000
Share-based compensation expense	-	-	946,000	-	-	946,000
Issuance of common stock upon vesting of RSUs and PSUs, net of shares withheld for employee taxes	114,225	2,000	(498,000)	-	-	(496,000)
Repurchase and cancellation of common stock, including fees	(197,796)	(2,000)	(1,964,000)	-	-	(1,966,000)
Foreign currency translation	-	-	-	-	888,000	888,000
Net income (loss)	-	-	-	3,042,000	-	3,042,000
Balance at June 30, 2025	19,352,135	$194,000	$232,897,000	$23,075,000	$3,947,000	$260,113,000
Share-based compensation expense	-	-	1,984,000	-	-	1,984,000
Exercise of stock options, net of shares witheld for employee taxes and net share settlement of exercise price	6,466	-	101,000	-	-	101,000
Issuance of common stock upon vesting of RSUs and PSUs, net of shares withheld for employee taxes	278,657	2,000	(1,412,000)	-	-	(1,410,000)
Repurchase and cancellation of common stock, including fees	(90,114)	(1,000)	(1,388,000)	-	-	(1,389,000)
Foreign currency translation	-	-	-	-	1,286,000	1,286,000
Net income (loss)	-	-	-	(2,149,000)	-	(2,149,000)
Balance at September 30, 2025	19,547,144	$195,000	$232,182,000	$20,926,000	$5,233,000	$258,536,000

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(12,063,000)	$893,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,135,000	4,822,000
Amortization of debt issuance costs	1,387,000	1,194,000
Amortization of interest on contract liabilities	268,000	329,000
Accrued interest on convertible notes, related party	2,130,000	1,936,000
Amortization of core premiums paid to customers	6,123,000	5,355,000
Amortization of finished goods premiums paid to customers	827,000	480,000
Noncash lease expense	5,120,000	4,985,000
Foreign exchange impact of lease liabilities and forward contracts	1,414,000	(9,817,000)
Change in fair value of compound net derivative liability	(1,700,000)	4,050,000
Gain on short-term investments	(191,000)	(235,000)
Net provision for inventory reserves	4,294,000	4,126,000
Net provision for customer payment discrepancies and credit losses	(412,000)	836,000
Deferred income taxes	(738,000)	(481,000)
Share-based compensation expense	5,589,000	2,930,000
Loss on disposal of plant and equipment	205,000	17,000
Changes in operating assets and liabilities:
Accounts receivable	32,918,000	(13,049,000)
Inventory	(22,685,000)	(16,340,000)
Prepaid expenses and other current assets	(2,476,000)	853,000
Other assets	(70,000)	343,000
Accounts payable and accrued liabilities	(22,114,000)	25,149,000
Customer finished goods returns accrual	3,903,000	3,541,000
Contract assets	(29,053,000)	(1,136,000)
Contract liabilities	11,676,000	15,958,000
Operating lease liabilities	(4,921,000)	(5,013,000)
Other liabilities	70,000	167,000
Net cash (used in) provided by operating activities	(15,364,000)	31,893,000
Cash flows from investing activities:
Purchase of plant and equipment	(1,869,000)	(1,833,000)
Purchase of intangible assets	(4,000,000)	-
Redemption of short-term investments	(59,000)	91,000
Net cash used in investing activities	(5,928,000)	(1,742,000)
Cash flows from financing activities:
Borrowings under revolving loan	393,539,000	363,711,000
Repayments of revolving loan	(361,612,000)	(382,079,000)
Payments for debt issuance costs	(773,000)	-
Payments on finance lease obligations	(653,000)	(813,000)
Exercise of stock options	24,000	101,000
Cash used to net share settle equity awards	(1,115,000)	(1,906,000)
Repurchase of common stock, including fees	(1,929,000)	(3,355,000)
Net cash provided by (used in) financing activities	27,481,000	(24,341,000)
Effect of exchange rate changes on cash and cash equivalents	(69,000)	471,000
Net increase in cash and cash equivalents	6,120,000	6,281,000
Cash and cash equivalents — Beginning of period	14,650,000	9,429,000
Cash and cash equivalents — End of period	$20,770,000	$15,710,000
Supplemental disclosures of cash flow information:
Cash paid for interest, net	$19,358,000	$22,232,000
Cash paid for income taxes, net of refunds	4,250,000	3,521,000
Cash paid for operating leases	6,692,000	7,212,000
Cash paid for finance leases	794,000	965,000
Plant and equipment acquired under finance leases	-	1,928,000
Assets acquired under operating leases	2,044,000	298,000
Accrued capital expenditures	312,000	185,000
Debt issuance costs included in accounts payable and accrued liabilities	186,000	-

The accompanying notes to condensed consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2026
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

2. Basis of Presentation and New Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2027. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2026, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 8, 2026.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”) (Subtopic 220-40). This standard requires the Company to disclose, in the footnotes at each interim and annual reporting period, information about expenses by the nature of the expense in addition to certain disclosures about selling expenses. Entities are required to include the following relevant expense captions: (i) purchase of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization, and (v) depreciation, depletion and amortization recognized as part of oil and gas producing activities. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Clarifying the Effective Date, which is intended to clarify the effective date of ASU No. 2024-03. As clarified in ASU 2025-01, the new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently gathering data to further assess the impact of ASU 2024-03 on its financial statements.

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

Accounts receivable — net is comprised of the following:

	September 30, 2026	March 31, 2026
Accounts receivable - net
Accounts receivable — trade	$100,344,000	$138,909,000
Allowance for credit losses	(567,000)	(291,000)
Customer payment discrepancies	(1,396,000)	(1,632,000)
Customer returns RGA issued	(18,400,000)	(24,372,000)
Total accounts receivable — net	$79,981,000	$112,614,000

4. Inventory — Net

Inventory — net is comprised of the following:

	September 30, 2026	March 31, 2026
Inventory — net
Raw materials	$146,412,000	$145,832,000
Work-in-process	9,331,000	9,930,000
Finished goods	262,810,000	243,843,000
	418,553,000	399,605,000
Less allowance for excess and obsolete inventory	(18,977,000)	(19,002,000)
Inventory	399,576,000	380,603,000
Inventory unreturned	15,473,000	16,438,000
Total inventory — net	$415,049,000	$397,041,000

5. Contract Assets

During the three months ended September 30, 2026 and 2025, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $1,238,000 and $1,225,000, respectively, for the revaluation of cores that are part of the finished goods on the customers’ shelves to the lower of cost or net realizable value. During the six months ended September 30, 2026 and 2025, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations by $1,943,000 and $2,251,000, respectively, for the revaluation of cores that are part of the finished goods on the customers’ shelves to the lower of cost or net realizable value.

In addition, the Company reduced the carrying value of Remanufactured Cores held at customers’ locations and long-term core inventory deposits by $14,154,000 during the three and six months ended September 30, 2025, in connection with the realignment of inventory at certain customer distribution centers.

Contract assets are comprised of the following:

	September 30, 2026	March 31, 2026
Short-term contract assets
Cores expected to be returned by customers	$24,505,000	$21,294,000
Core premiums paid to customers	12,934,000	11,187,000
Finished goods premiums paid to customers	1,630,000	1,429,000
Upfront payments to customers	964,000	642,000
Total short-term contract assets	$40,033,000	$34,552,000
Long-term contract assets
Remanufactured cores held at customers' locations	$306,827,000	$297,592,000
Core premiums paid to customers	35,437,000	28,198,000
Finished goods premiums paid to customers	3,576,000	3,700,000
Upfront payments to customers	2,034,000	1,731,000
Total long-term contract assets	$347,874,000	$331,221,000

6. Significant Customer and Other Information

Significant Customer Concentrations

The largest customers accounted for the following percentage of consolidated net sales:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net sales
Customer A	37%	38%	37%	38%
Customer B	26%	28%	22%	26%
Customer C	21%	21%	24%	21%
Customer D	2%	1%	2%	1%

Revenues for these customers were derived from the Hard Parts segment and Test Solutions and Diagnostic Equipment segment. See Note 18 for a discussion of the Company’s segments.

The largest customers accounted for the following percentage of accounts receivable – trade:

Accounts receivable - trade	September 30, 2026	March 31, 2026
Customer A	40%	52%
Customer B	24%	12%
Customer D	10%	2%
Customer C	-%	18%

Geographic and Product Information

The Company’s products are sold predominantly in North America and accounted for the following percentages of consolidated net sales:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Product line
Rotating electrical products	60%	69%	59%	68%
Brake-related products	36%	27%	37%	28%
Other products	4%	4%	4%	4%
	100%	100%	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three and six months ended September 30, 2026 and 2025.

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

The Company had $126,595,000 and $94,668,000 outstanding under the Revolving Facility at September 30, 2026 and March 31, 2026, respectively. In addition, $15,470,000 was outstanding for letters of credit at September 30, 2026. At September 30, 2026, after certain contractual adjustments, $84,008,000 was available under the Revolving Facility. The interest rate on the Company’s Revolving Facility was 6.88% and 6.79%, at September 30, 2026 and March 31, 2026, respectively.

The Credit Facility requires the Company to maintain; (i) a minimum fixed charge coverage ratio if undrawn availability is less than 22.5% of the aggregate revolving commitments and (ii) a specified minimum undrawn availability. During the three and six months ended September 30, 2026, undrawn availability was greater than the 22.5% threshold at all times, therefore, the fixed charge coverage ratio financial covenant was not required to be tested at any point during the fiscal quarter.

Convertible Notes, Related Party

On March 31, 2023, the Company entered into a note purchase agreement, as amended, (the “Note Purchase Agreement”) with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P. (collectively, the “Purchasers”) and Bison Capital Partners VI, L.P., as the purchaser representative (the “Purchaser Representative”) for the issuance and sale of $32,000,000 in aggregate principal amount of convertible notes due in 2029 (the “Convertible Notes”), which was used for general corporate purposes. The Convertible Notes bear interest at a rate of 10.0% per annum, compounded annually, and payable (i) in-kind or (ii) in cash, annually in arrears on April 1 of each year, commencing on April 1, 2024. In April 2026, non-cash accrued interest on the Convertible Notes of $3,873,000 was paid in-kind and is included in the principal amount of Convertible Notes at September 30, 2026. The Convertible Notes have an initial conversion price of $15.00 per share of the Company’s common stock, subject to adjustment as provided in the Convertible Notes (“Conversion Option”). Unless and until the Company delivers a redemption notice, the Purchasers of the Convertible Notes may convert their Convertible Notes at any time at their option. Upon conversion, the Convertible Notes will be settled in shares of the Company’s common stock. The Company may redeem all or part of the Convertible Notes for a cash purchase (the “Company Redemption”) price. The effective interest rate was 18.3% as of September 30, 2026 and March 31, 2026, respectively.

The Company’s Convertible Notes are comprised of the following:

	September 30, 2026	March 31, 2026
Convertible Notes, related party
Principal amount of Convertible Notes	$42,603,000	$38,730,000
Less: unamortized debt discount attributed to Compound Net Derivative Liability	(4,633,000)	(5,332,000)
Less: unamortized debt discount attributed to debt issuance costs	(647,000)	(745,000)
Carrying amount of the Convertible Notes	37,323,000	32,653,000
Plus: Compound Net Derivative Liability	4,640,000	6,340,000
Net carrying amount of Convertible Notes, related party	$41,963,000	$38,993,000

In connection with the Note Purchase Agreement, the Company entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at September 30, 2026 and March 31, 2026.

The Company Redemption option has been combined with the Conversion Option as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the condensed consolidated balance sheets at September 30, 2026 and March 31, 2026. The fair value of the Conversion Option and the Company Redemption option using Level 3 inputs and the Monte Carlo simulation model was a liability of $8,900,000 and $16,900,000, and an asset of $4,260,000 and $10,560,000 at September 30, 2026 and March 31, 2026, respectively. During the three months ended September 30, 2026 and 2025, the Company recorded a gain of $3,240,000 and a loss of $2,260,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statements of operations. During the six months ended September 30, 2026 and 2025, the Company recorded a gain of $1,700,000 and a loss of $4,050,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

The Convertible Notes also contain additional features, such as, default interest and options related to a fundamental transaction, which were not separately accounted for as the value of such features were not material at September 30, 2026 and March 31, 2026.

Interest expense related to the Convertible Notes is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest expense on Convertible Notes
Contractual interest expense	$1,065,000	$968,000	$2,130,000	$1,936,000
Accretion of debt discount	358,000	299,000	699,000	584,000
Amortization of debt issuance costs	50,000	41,000	98,000	82,000
Total interest expense on Convertible Notes	$1,473,000	$1,308,000	$2,927,000	$2,602,000

There are no future payments required under the Convertible Notes prior to their maturity, therefore, the principal amount of the Convertible Notes plus interest payable in-kind, assuming no early redemption or conversion has occurred, of $56,704,000 would be paid on March 30, 2029.

8. Contract Liabilities

During the three and six months ended September 30, 2025, the Company recognized remanufactured core revenue $14,797,000 and reduced the customer core returns accruals in connection with the realignment of inventory at certain customer distribution centers.

Contract liabilities are comprised of the following:

	September 30, 2026	March 31, 2026
Short-term contract liabilities
Customer core returns accruals	$23,883,000	$18,394,000
Customer allowances earned	21,039,000	19,616,000
Accrued core payment	4,891,000	10,121,000
Customer deposits	2,981,000	2,185,000
Finished goods liabilities	188,000	837,000
Core bank liability	-	10,048,000
Total short-term contract liabilities	$52,982,000	$61,201,000

Long-term contract liabilities
Customer core returns accruals	$266,638,000	$245,504,000
Accrued core payment	2,590,000	3,604,000
Total long-term contract liabilities	$269,228,000	$249,108,000

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

In connection with the remeasurement of these leases, the Company recorded a loss of $1,036,000 and a gain of $1,467,000 during the three months ended September 30, 2026 and 2025, respectively, and gains of $645,000 and $5,469,000 during the six months ended September 30, 2026 and 2025, respectively. These amounts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of operations.

Balance sheet information for leases is as follows:

Leases	Classification	September 30, 2026	March 31, 2026
Assets:
Operating	Operating lease assets	$60,672,000	$63,103,000
Finance	Plant and equipment	4,171,000	4,784,000
Total leased assets		$64,843,000	$67,887,000

Liabilities:
Current
Operating	Operating lease liabilities	$9,535,000	$8,957,000
Finance	Other current liabilities	1,239,000	1,289,000
Long-term
Operating	Long-term operating lease liabilities	53,513,000	56,969,000
Finance	Other liabilities	2,597,000	3,202,000
Total lease liabilities		$66,884,000	$70,417,000

Lease cost recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Lease cost
Operating lease cost	$3,349,000	$3,571,000	$6,938,000	$7,061,000
Short-term lease cost	748,000	296,000	1,142,000	512,000
Variable lease cost	190,000	115,000	337,000	248,000
Finance lease cost:
Amortization of finance lease assets	294,000	348,000	591,000	703,000
Interest on finance lease liabilities	68,000	78,000	141,000	152,000
Total lease cost	$4,649,000	$4,408,000	$9,149,000	$8,676,000

Maturities of lease commitments at September 30, 2026, by fiscal year, were as follows:

Maturity of lease liabilities by fiscal year	Operating Leases	Finance Leases	Total
2027 - remaining six months	$6,452,000	$767,000	$7,219,000
2028	12,776,000	1,283,000	14,059,000
2029	11,580,000	1,020,000	12,600,000
2030	11,457,000	949,000	12,406,000
2031	11,683,000	269,000	11,952,000
Thereafter	20,620,000	-	20,620,000
Total lease payments	74,568,000	4,288,000	78,856,000
Less amount representing interest	(11,520,000)	(452,000)	(11,972,000)
Present value of lease liabilities	$63,048,000	$3,836,000	$66,884,000

Other information about leases is as follows:

	September 30, 2026	March 31, 2026
Lease term and discount rate
Weighted-average remaining lease term (years):
Finance leases	3.4	3.8
Operating leases	6.0	6.5
Weighted-average discount rate:
Finance leases	6.8%	6.8%
Operating leases	5.7%	5.7%

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

The following is a summary of accounts receivable discount programs:

	Six Months Ended
	September 30,
	2026	2025
Receivables discounted	$283,892,000	$339,254,000
Weighted average number of days collection was accelerated	346	345
Annualized weighted average discount rate	5.6%	5.6%
Amount of discount recognized as interest expense	$15,364,000	$18,098,000

11. Supplier Finance Programs

The Company utilizes a supplier finance program, which allows certain of the Company’s suppliers to sell their receivables due from the Company to participating financial institutions at the sole discretion of both the supplier and the financial institutions. The program is administered by a third party. Commitments from participating financial institutions that are available to suppliers under this program were $40,000,000 as of September 30, 2026. The Company has no economic interest in the sale of these receivables and no direct relationship with the financial institution. Payments to the third-party administrator are based on services rendered and are not related to the volume or number of financing agreements between suppliers, financial institution, and the third-party administrator. The Company is not a party to agreements negotiated between participating suppliers and the financial institution. The Company's obligations to its suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in this program. The Company does not provide guarantees and there are no assets pledged to the financial institution or the third-party administrator for the committed payment in connection with this program. At September 30, 2026 and March 31, 2026, the Company had $38,789,000 and $42,076,000, respectively, of outstanding supplier obligations confirmed as valid under this program, included in accounts payable in the condensed consolidated balance sheets.

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

The following presents a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss) for basic earnings per share	$1,358,000	$(2,149,000)	$(12,063,000)	$893,000
Effect of potentially dilutive shares:
Interest expense related to Convertible Notes	1,105,000	-	-	-
Change in fair value of Compound Net Derivative Liability	(3,240,000)	-	-	-
Net (loss) income for diluted earnings per share	$(777,000)	$(2,149,000)	$(12,063,000)	$893,000

Basic shares	18,942,932	19,366,633	18,932,989	19,367,840
Dilutive effect of share-based awards	561,514	-	-	827,114
Dilutive effect of Convertible Notes	2,982,193	-	-	-
Diluted shares	22,486,639	19,366,633	18,932,989	20,194,954
Net income (loss) per share:
Basic net income (loss) per share	$0.07	$(0.11)	$(0.64)	$0.05
Diluted net (loss) income per share	$(0.03)	$(0.11)	$(0.64)	$0.04

Anti-dilutive shares (excluded from per-share calculations):
Outstanding share-based awards	1,099,064	2,476,067	2,570,751	901,182
Dilutive effect of Convertible Notes under the "if-converted" method	-	2,711,084	2,946,691	2,678,810

The potential common shares related to the Warrants issued in connection with the Convertible Notes (see Note 7) are anti-dilutive until they become exercisable and as of September 30, 2026, the Warrants were not exercisable.

13. Income Taxes

The Company recorded income tax expense of $562,000, or an effective tax rate of 29.3%, and $3,561,000, or an effective tax rate of 252.2%, for the three months ended September 30, 2026 and 2025, respectively. The Company recorded income tax expense of $3,931,000, or an effective tax rate of (48.3)%, and $5,986,000, or an effective tax rate of 87.0%, for the six months ended September 30, 2026 and 2025, respectively. The effective tax rate for the three and six months ended September 30, 2026 was primarily impacted by the change in valuation allowance on certain jurisdictions' deferred tax assets resulting from current year activities and foreign income taxed at rates that are different from the federal statutory rate.

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

The Company and its subsidiaries file income tax returns for the U.S. federal, various state, and foreign jurisdictions with varying statutes of limitations. At September 30, 2026, the Company remains subject to examination for fiscal years ended March 31, 2023 and forward. At September 30, 2026, the Company continues to be under examination in the U.S. by the Internal Revenue Service for fiscal year 2024. In October 2026, the Company was notified that the examination was expanded to include fiscal year 2025. The Company is not under examination in any other jurisdiction. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $44,842,000 and $43,076,000 at September 30, 2026 and March 31, 2026, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to these derivative transactions is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of operations.

The following shows the effect of derivative instruments on the condensed consolidated statements of operations:

	Foreign Exchange Impact of Lease Liabilities and Forward Contracts
	Three Months Ended		Six Months Ended
Derivatives Not Designated as	September 30,		September 30,
Hedging Instruments	2026	2025	2026	2025
(Loss) gain from forward foreign currency exchange contracts	$(1,975,000)	$2,000	$(2,059,000)	$4,348,000

The changes in the fair values of forward foreign currency exchange contracts are included in foreign exchange impact of lease liabilities and forward contracts in the condensed consolidated statements of cash flows for the six months ended September 30, 2026 and 2025. The fair value of the forward foreign currency exchange contracts of $1,207,000 is included in other current liabilities in the condensed consolidated balance sheet at September 30, 2026. The fair value of the forward foreign currency exchange contracts of $852,000 is included in prepaid expenses and other current assets in the condensed consolidated balance sheet at March 31, 2026.

15. Fair Value Measurements

The following summarizes financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	September 30, 2026				March 31, 2026
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$2,277,000	$2,277,000	$-	$-	$2,028,000	$2,028,000	$-	$-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	-	-	-	-	852,000	-	852,000	-

Liabilities
Other current liabilities
Deferred compensation	2,277,000	2,277,000	-	-	2,028,000	2,028,000	-	-
Forward foreign currency exchange contracts	1,207,000	-	1,207,000	-	-	-	-	-
Convertible notes, related party
Compound Net Derivative Liability	4,640,000	-	-	4,640,000	6,340,000	-	-	6,340,000

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

Compound Net Derivative Liability

The Company estimates the fair value of the Compound Net Derivative Liability (see Note 7) using Level 3 inputs and the Monte Carlo simulation model at the balance sheet date. The Monte Carlo simulation model requires the input of subjective assumptions including the expected volatility of the underlying stock. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. This amount is recorded within convertible notes, related party in the condensed consolidated balance sheets at September 30, 2026 and March 31, 2026. Any changes in the fair value of the Compound Net Derivative Liability are recorded in change in fair value of compound net derivative liability in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

The following assumptions were used to determine the fair value of the Compound Net Derivative Liability:

	September 30, 2026	March 31, 2026
Risk free interest rate	4.94%	3.81%
Cost of equity	20.10%	19.40%
Weighted average cost of capital	13.90%	12.80%
Expected volatility of the Company's common stock	47.51%	70.00%
EBITDA volatility	40.00%	40.00%

During the three and six months ended September 30, 2026, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loan and other long-term liabilities approximate their fair value based on the variable nature of interest rates and current rates for instruments with similar characteristics. At September 30, 2026 and March 31, 2026, the net carrying amount of the Convertible Notes was $41,963,000 and $38,993,000, respectively (see Note 7). The estimated fair value of the Company’s Convertible Notes was $47,060,000 and $50,363,000 using Level 3 inputs at September 30, 2026 and March 31, 2026, respectively.

16. Share-based Payments

Stock Options

During the six months ended September 30, 2026 and 2025, no options to purchase shares of the Company’s common stock were granted.

The following is a summary of stock option transactions:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2026	965,834	$19.47
Granted	-	$-
Exercised	(2,091)	$11.42
Forfeited/Cancelled	(5,234)	$20.24
Expired	(116,800)	$28.66
Outstanding at September 30, 2026	841,709	$18.21

At September 30, 2026, there were no unvested options to purchase shares of common stock and no unrecognized compensation expense related to stock option awards.

Restricted Stock Units (“RSUs”)

During the six months ended September 30, 2026 and 2025, the Company granted 445,810 and 487,597, respectively, of time-based vesting RSUs, based on the closing market price on the grant date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2026	684,720	$9.03
Granted	445,810	$14.78
Vested	(243,419)	$9.59
Forfeited/Cancelled	(8,541)	$8.44
Outstanding at September 30, 2026	878,570	$11.80

At September 30, 2026, there was $8,997,000 of unrecognized compensation expense related to RSUs, which will be recognized over the weighted average remaining vesting period of approximately 2.2 years.

Performance Stock Units (“PSUs”)

During the six months ended September 30, 2026 and 2025, the Company granted 309,289 and 353,778 PSUs (at target performance levels), respectively, based on the Company’s stock price or a total shareholder return (“TSR”) market conditions. All PSUs granted have a three-year performance period, subject to continued employment.

Stock Price PSUs

During the six months ended September 30, 2026, the Company granted 154,650 PSUs (at target performance levels), which vest as follows: (i) if the stock price is greater than or equal to $16.00 per share, then 1/3 of the grant will vest, (ii) if the stock price is greater than or equal to $18.00 per share then the next 1/3 of the grant will vest, and (iii) if the stock price is greater than or equal to $20.00 per share then the final 1/3 of the grant will vest. Recipients are eligible to vest in between 50% and 150% of the third tranche by achieving a stock price between $19.00 and $22.00 per share (each stock price target must be met for thirty consecutive trading days).

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

TSR PSUs

During the six months ended September 30, 2026 and 2025, the Company granted 154,639 and 176,885 PSUs (at target performance levels), respectively, which cliff vest and the number of shares earned at the end of the three-year performance period will vary, based only on actual performance, from 0% to 150% of the target number of PSUs granted, depending on the Company’s TSR percentile rank relative to that of a peer group over the performance period. TSR is measured based on a comparison of the closing price on the first trading day of the performance period and the average closing price over the last 30 trading days of the performance period. TSR is considered a market condition because it measures the Company’s return against the performance of the Russell 3000, excluding companies classified as financials and real estate and companies with a market capitalization of more than $600 million, as of the start of the performance period. Compensation cost is determined at the grant date and recognized on a straight-line basis over the requisite service period to the extent the conditions are deemed probable. Compensation cost related to the TSR award will not be adjusted even if the market condition is not met.

The fair value of PSUs subject to a market condition is determined using the Monte Carlo simulation model. The following table summarizes the assumptions used in determining the fair value of the awards subject to market conditions:

	Six Months Ended
	September 30,
	2026	2025
Risk free interest rate	4.19%	3.86%
Expected life in years	0.1-3.0	0.7-3.0
Expected volatility of the Company's common stock	66.20%	66.80%
Average correlation coefficient of peer companies	14.10%	15.70%
Expected dividend yield	-	-
Grant date fair value	$13.90-20.09	$7.33-12.68

The following is a summary of non-vested PSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2026	744,542	$8.54
Granted	309,289	$17.99
Forfeited/Cancelled	(203,359)	$4.81
Outstanding at September 30, 2026	850,472	$13.16

At September 30, 2026, there was $5,079,000 of unrecognized compensation expense related to these awards, which will be recognized over the weighted average remaining vesting period of approximately 2.0 years.

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

The following summarizes the changes in the warranty returns:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Balance at beginning of period	$22,437,000	$18,131,000	$19,188,000	$19,677,000
Charged to expense	34,512,000	44,313,000	68,634,000	82,766,000
Amounts processed	(37,665,000)	(44,684,000)	(68,538,000)	(84,683,000)
Balance at end of period	$19,284,000	$17,760,000	$19,284,000	$17,760,000

At September 30, 2026 and March 31, 2026, the Company’s total warranty return accrual was $19,284,000 and $19,188,000, respectively, of which $9,499,000 and $7,479,000, respectively, was included in the customer returns RGA issued within accounts receivable—net and $9,785,000 and $11,709,000, respectively, was included in the customer finished goods returns accrual in the condensed consolidated balance sheets.

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

Tariff Refunds

In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act ("IEEPA") does not authorize the imposition of tariffs. Following the ruling, the U.S. Court of International Trade ("CIT") directed U.S. Customs and Border Protection ("CBP") to implement a process for refunds of IEEPA duties previously paid by importers. The U.S. government's challenges to certain CIT orders remain pending. The Company is the importer of record for certain products that were previously subject to IEEPA tariffs. During the three months ended September 30, 2026, the Company recorded refunds of previously paid IEEPA tariffs totaling $11,052,000, which were recognized as a reduction of cost of goods sold in the condensed consolidated statements of operations.

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

Financial information relating to the Company’s segments is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net sales to external customers for Hard Parts reportable segment	$159,715,000	$207,606,000	$317,078,000	$382,495,000
Intersegment sales for Hard Parts reportable segment	913,000	203,000	954,000	461,000
Total net sales for Hard Parts reportable segment	$160,628,000	$207,809,000	$318,032,000	$382,956,000

Reconciliation of net sales
Other net sales (1)	$9,502,000	$13,864,000	$20,160,000	$27,339,000
Elimination of intersegment net sales	(913,000)	(203,000)	(954,000)	(461,000)
Total consolidated net sales	$169,217,000	$221,470,000	$337,238,000	$409,834,000

Less (2):
Material, labor, and overhead expenses	$103,923,000	$126,840,000	$203,022,000	$240,735,000
Logistic expenses (3)	16,304,000	41,808,000	47,844,000	72,473,000
Revaluation of cores on customers' shelves	1,238,000	1,225,000	1,943,000	2,251,000
Foreign exchange impact of lease liabilities and forward contracts	3,011,000	(1,469,000)	1,414,000	(9,817,000)
Other segment items (4)	24,658,000	23,478,000	46,379,000	42,955,000
Total operating income for Hard Parts reportable segment	$11,494,000	$15,927,000	$17,430,000	$34,359,000

Reconciliation of profit (loss)
Other operating (loss) income (1)	(1,713,000)	428,000	(4,171,000)	2,061,000
Elimination of intersegment operating income	188,000	16,000	242,000	20,000
Interest expense, net	(11,289,000)	(12,699,000)	(23,333,000)	(25,511,000)
Change in fair value of compound net derivative liability	3,240,000	(2,260,000)	1,700,000	(4,050,000)
Total consolidated income (loss) before income tax expense	$1,920,000	$1,412,000	$(8,132,000)	$6,879,000

Reconciliations of other significant items and assets:

Depreciation and amortization
Depreciation and amortization for Hard Parts reportable segment (5)	$1,980,000	$2,095,000	$3,998,000	$4,327,000
Other depreciation and amortization (1)	413,000	278,000	1,137,000	495,000
Total consolidated depreciation and amortization	$2,393,000	$2,373,000	$5,135,000	$4,822,000

Capital Expenditures
Captial expenditures for Hard Parts reportable segment	$749,000	$374,000	$1,823,000	$768,000
Other capital expenditures(1)	12,000	652,000	46,000	1,065,000
Total consolidated capital expenditures	$761,000	$1,026,000	$1,869,000	$1,833,000

Assets	September 30, 2026	March 31, 2026
Total assets for Hard Parts reportable segment	$1,060,830,000	$1,037,721,000
Other assets (1)	44,502,000	54,638,000
Elimination of intersegment assets	(71,460,000)	(72,922,000)
Total consolidated assets	$1,033,872,000	$1,019,437,000

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

19. Share Repurchases

In December 2025, the Company’s board of directors approved an increase in its share repurchase program from $37,000,000 to $57,000,000 of its common stock. During the three months ended September 30, 2026, the Company did not repurchase any shares of its common stock. During the six months ended September 30, 2026, the Company repurchased 129,523 shares of its common stock for $1,929,000. During the three and six months ended September 30, 2025, the Company repurchased 90,114 shares of its common stock for $1,389,000 and 287,910 shares of its common stock for $3,355,000, respectively. As of September 30, 2026, $36,857,000 has been utilized and $20,143,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in the Company’s Credit Facility and Convertible Notes. The Company retired the 2,464,272 shares repurchased under this program through September 30, 2026. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

20. Related Party Transactions

Lease

The Company has an operating lease for its 35,000 square foot manufacturing, warehouse, and office facility in Ontario, Canada, with a company co-owned by a member of management. The Company renewed this operating lease for an additional three-year period, effective January 1, 2025. The rent expense recorded for this related party lease was $93,000 and $94,000 for the three months ended September 30, 2026 and 2025, respectively, and $186,000 and $187,000 for the six months ended September 30, 2026 and 2025, respectively.

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

Results of Operations for the Three Months Ended September 30, 2026 and 2025

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key consolidated operating data:

	Three Months Ended
	September 30,
	2026	2025
Cash flow (used in) provided by operations	$(4,061,000)	$21,865,000
Finished goods turnover (annualized) (1)	2.8	4.8

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended
	September 30,
	2026	2025
Net sales	$169,217,000	$221,470,000
Cost of goods sold	128,270,000	178,743,000
Gross profit	40,947,000	42,727,000
Gross margin	24.2%	19.3%

Net Sales. Our consolidated net sales for the three months ended September 30, 2026 were $169,217,000 compared with net sales for the three months ended of September 30, 2025 of $221,470,000, which included $14,797,000 of core revenue in connection with the realignment of inventory at certain customer distribution centers. The net decrease in net sales was $37,456,000, or 18.1% of net sales, primarily due to delayed customer orders and lower tariff pass-throughs.

Gross Profit. Our consolidated gross profit was $40,947,000, or 24.2% of consolidated net sales, for the three months ended September 30, 2026 compared with $42,727,000, or 19.3% of consolidated net sales, for the three months ended September 30, 2025. Our gross margin for the three months ended September 30, 2026 was impacted by $11,052,000 of refunds received for previously paid IEEPA tariffs partially offset by $1,358,000 of transition expenses incurred in connection with the relocation of certain manufacturing to our lower cost facilities in Mexico.

In addition, our gross margin for the three months ended September 30, 2026 and 2025 was impacted by (i) the continued amortization of core and finished goods premiums of $3,544,000 and $2,988,000, respectively and (ii) the non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, which resulted in a write-down of $1,238,000 and $1,225,000, respectively.

Operating Expenses

The following summarizes our consolidated operating expenses:

	Three Months Ended
	September 30,
	2026	2025
General and administrative	$18,234,000	$17,086,000
Sales and marketing	6,642,000	6,811,000
Research and development	3,091,000	3,928,000
Foreign exchange impact of lease liabilities and forward contracts	3,011,000	(1,469,000)

Percent of net sales

General and administrative	10.8%	7.7%
Sales and marketing	3.9%	3.1%
Research and development	1.8%	1.8%
Foreign exchange impact of lease liabilities and forward contracts	1.8%	(0.7)%

General and Administrative. Our general and administrative expenses for the three months ended September 30, 2026 were $18,234,000, which represents an increase of $1,148,000, or 6.7%, from the three months ended September 30, 2025 of $17,086,000. This increase was primarily due to $1,467,000 of increased non-cash share-based compensation and $1,037,000 of increased legal and other professional services partially offset by $1,454,000 of decreased employee incentives.

Sales and Marketing. Our sales and marketing expenses were consistent at $6,642,000 for the three months ended September 30, 2026 compared with $6,811,000 for the three months ended September 30, 2025.

Research and Development. Our research and development expenses for the three months ended September 30, 2026 were $3,091,000, which represents a decrease of $837,000, or 21.3%, from the three months ended September 30, 2025 of $3,928,000. This decrease was primarily due to (i) $439,000 of decreased engineering-related professional services, (ii) $248,000 of decreased expense for supplies and our sample library, and (iii) $147,000 of decreased employee-related costs.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts were a non-cash loss of $3,011,000 compared with a non-cash gain of $1,469,000 for the three months ended September 30, 2026 and 2025, respectively. This change during the three months ended September 30, 2026 compared with the three months ended September 30, 2025 was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities resulting in a non-cash loss of $1,036,000 compared with a non-cash gain of $1,467,000, respectively, and (ii) the change in the fair values of forward foreign currency exchange contracts resulting in a non-cash loss of $1,975,000 compared with a non-cash gain of $2,000, respectively.

Operating Income

Consolidated Operating Income. Our consolidated operating income for the three months ended September 30, 2026 was $9,969,000 compared with $16,371,000 for the three months ended September 30, 2025. This decrease was primarily due to the impact of the foreign exchange remeasurement of lease liabilities and forward contracts and other items as discussed above.

Interest Expense

Interest Expense, net. Our interest expense for the three months ended September 30, 2026 was $11,289,000, which represents a decrease of $1,410,000, or 11.1%, from interest expense for the three months ended September 30, 2025 of $12,699,000. This decrease was primarily due to lower utilization of our accounts receivable discount programs.

Change in Fair Value of Compound Net Derivative Liability

Change in Fair Value of Compound Net Derivative Liability. Our change in fair value of compound net derivative liability associated with the convertible notes issued on March 31, 2023 were a non-cash gain of $3,240,000 compared with a non-cash loss of $2,260,000 for the three months ended September 30, 2026 and 2025, respectively.

Provision for Income Taxes

Income Tax. We recorded income tax expense of $562,000, or an effective tax rate of 29.3%, and $3,561,000, or an effective tax rate of 252.2%, for the three months ended September 30, 2026 and 2025, respectively. The effective tax rate for the three months ended September 30, 2026, was primarily impacted by the change in valuation allowance on certain jurisdictions’ deferred tax assets resulting from current year activities and foreign income taxed at rates that are different from the federal statutory rate.

Results of Operations for the Six Months Ended September 30, 2026 and 2025

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key consolidated operating data:

	Six Months Ended
	September 30,
	2026	2025
Cash flows (used in) provided by operations	$(15,364,000)	$31,893,000
Finished goods turnover (annualized) (1)	3.0	4.5

(1)
Annualized finished goods turnover for the fiscal period is calculated by multiplying cost of goods sold for the fiscal period by 2 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal period. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Six Months Ended
	September 30,
	2026	2025
Net sales	$337,238,000	$409,834,000
Cost of goods sold	269,117,000	333,190,000
Gross profit	68,121,000	76,644,000
Gross margin	20.2%	18.7%

Net Sales. Our consolidated net sales for the six months ended September 30, 2026 were $337,238,000 compared with net sales for the six months ended of September 30, 2025 of $409,834,000, which included $14,797,000 of core revenue in connection with the realignment of inventory at certain customer distribution centers. The net decrease in net sales was $57,799,000, or 14.6% of net sales, primarily due to delayed customer orders and lower tariff pass-throughs.

Gross Profit. Our consolidated gross profit was $68,121,000, or 20.2% of consolidated net sales, for the six months ended September 30, 2026 compared with $76,644,000, or 18.7% of consolidated net sales, for the six months ended September 30, 2025. Our gross margin for the six months ended September 30, 2026 was impacted by $11,052,000 of refunds received for previously paid IEEPA tariffs partially offset by $4,125,000 of transition expenses incurred in connection with the relocation of certain manufacturing to our lower cost facilities in Mexico.

In addition, our gross margin for the six months ended September 30, 2026 and 2025 was impacted by (i) the continued amortization of core and finished goods premiums of $6,950,000 and $5,835,000, respectively, and (ii) the non-cash quarterly revaluation of cores that are part of the finished goods on the customers’ shelves (which are included in contract assets) to the lower of cost or net realizable value, which resulted in a write-down of $1,943,000 and $2,251,000, respectively.

Operating Expenses

The following summarizes our consolidated operating expenses:

	Six Months Ended
	September 30,
	2026	2025

General and administrative	$33,751,000	$29,766,000
Sales and marketing	13,188,000	13,021,000
Research and development	6,267,000	7,234,000
Foreign exchange impact of lease liabilities and forward contracts	1,414,000	(9,817,000)

Percent of net sales

General and administrative	10.0%	7.3%
Sales and marketing	3.9%	3.2%
Research and development	1.9%	1.8%
Foreign exchange impact of lease liabilities and forward contracts	0.4%	(2.4)%

General and Administrative. Our general and administrative expenses for the six months ended September 30, 2026 were $33,751,000, which represents an increase of $3,985,000, or 13.4%, from the six months ended September 30, 2025 of $29,766,000. This increase was primarily due to $2,659,000 of increased non-cash share-based compensation and $2,182,000 of increased legal and other professional services, partially offset by $1,425,000 of decreased employee incentives.

Sales and Marketing. Our sales and marketing expenses were consistent at $13,188,000 for the six months ended September 30, 2026 compared with $13,021,000 for the six months ended September 30, 2025.

Research and Development. Our research and development expenses for the six months ended September 30, 2026 were $6,267,000, which represents a decrease of $967,000, or 13.4%, from the six months ended September 30, 2025 of $7,234,000. This decrease was primarily due to (i) $461,000 of decreased engineering-related professional services, (ii) $344,000 of decreased expense for supplies and our sample library, and (iii) $174,000 of decreased employee-related costs.

Foreign Exchange Impact of Lease Liabilities and Forward Contracts. Our foreign exchange impact of lease liabilities and forward contracts were a non-cash loss of $1,414,000 compared with a non-cash gain of $9,817,000 for the six months ended September 30, 2026 and 2025, respectively. This change during the six months ended September 30, 2026 compared with the six months ended September 30, 2025 was primarily due to (i) the remeasurement of our foreign currency-denominated lease liabilities resulting in non-cash gains of $645,000 and $5,469,000, respectively, and (ii) the change in the fair values of forward foreign currency exchange contracts resulting in a non-cash loss of $2,059,000 compared with a non-cash gain of $4,348,000, respectively.

Operating Income

Consolidated Operating Income. Our consolidated operating income for the six months ended September 30, 2026 was $13,501,000 compared with $36,440,000 for the six months ended September 30, 2025. This decrease was primarily due to the impact of the foreign exchange remeasurement of lease liabilities and forward contracts and other items as discussed above.

Interest Expense

Interest Expense, net. Our interest expense for the six months ended September 30, 2026 was $23,333,000, which represents a decrease of $2,178,000, or 8.5%, from interest expense for the six months ended September 30, 2025 of $25,511,000. This decrease was primarily due to lower utilization of our accounts receivable discount programs partially offset by higher average outstanding balances under our credit facility.

Change in Fair Value of Compound Net Derivative Liability

Change in Fair Value of Compound Net Derivative Liability. Our change in fair value of compound net derivative liability associated with the convertible notes issued on March 31, 2023 were a non-cash gain of $1,700,000 compared with a non-cash loss of $4,050,000 for the six months ended September 30, 2026 and 2025, respectively.

Provision for Income Taxes

Income Tax. We recorded income tax expense of $3,931,000, or an effective tax rate of (48.3)%, and $5,986,000, or an effective tax rate of 87.0%, for the six months ended September 30, 2026 and 2025, respectively. The effective tax rate for the six months ended September 30, 2026, was primarily impacted by the change in valuation allowance on certain jurisdictions’ deferred tax assets resulting from current year activities and foreign income taxed at rates that are different from the federal statutory rate.

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $179,730,000 and $184,386,000, a ratio of current assets to current liabilities of 1.4:1.0 at September 30, 2026 and 1.5:1.0 at March 31, 2026.

Our primary source of liquidity was from the use of our accounts receivable discount programs and credit facility during the six months ended September 30, 2026. We believe our cash and cash equivalents, use of accounts receivable discount programs, and amounts available under our credit facility are sufficient to satisfy our expected future liquidity needs over the next 12 months.

Share Repurchase Program

In December 2025, our board of directors approved an increase in our share repurchase program from $37,000,000 to $57,000,000 of our common stock. During the three months ended September 30, 2026, we did not repurchase any shares of our common stock. During the six months ended September 30, 2026, we repurchased 129,523 shares of our common stock for $1,929,000. During the three and six months ended September 30, 2025, we repurchased 90,114 shares of our common stock for $1,389,000 and 287,910 shares of our common stock for $3,355,000, respectively. As of September 30, 2026, $36,857,000 has been utilized and $20,143,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our credit facility and convertible notes. We retired the 2,464,272 shares repurchased under this program through September 30, 2026. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Cash Flows

The following summarizes cash flows as reflected in the condensed consolidated statements of cash flows:

	Six Months Ended
	September 30,
	2026	2025
Cash flows (used in) provided by:
Operating activities	$(15,364,000)	$31,893,000
Investing activities	(5,928,000)	(1,742,000)
Financing activities	27,481,000	(24,341,000)
Effect of exchange rates on cash and cash equivalents	(69,000)	471,000

Net increase in cash and cash equivalents	$6,120,000	$6,281,000

Additional selected cash flow data:
Depreciation and amortization	$5,135,000	$4,822,000
Capital expenditures	1,869,000	1,833,000

Net cash used in operating activities was $15,364,000 compared with net cash provided by operating activities of $31,893,000 during the six months ended September 30, 2026 and 2025, respectively. The change in our operating activities was primarily due to (i) a decrease in our accounts payable balances during the six months ended September 30, 2026 due to lower purchases and the paydown of accounts payable balances compared with an increase during the prior year, (ii) higher inventory balances to support future growth, (iii) a decrease in our accounts receivable balances during the six months ended September 30, 2026 due to lower sales, and (iv) an increase in core premiums paid to customers in connection with new business during the six months ended September 30, 2026 compared with the prior year. In addition, our operating activities were further impacted by changes in operating results (net (loss) income plus the net add-back for non-cash transactions in earnings). We continue to manage our working capital to maximize our operating cash flow. We continue to manage our working capital to maximize our operating cash flow.

Net cash used in investing activities was $5,928,000 and $1,742,000 during the six months ended September 30, 2026 and 2025, respectively. The change in our investing activities was primarily due to the purchase of certain intangible assets during the six months ended September 30, 2026.

Net cash provided by financing activities was $27,481,000 compared with net cash used in financing activities of $24,341,000 during the six months ended September 30, 2026 and 2025, respectively. The change in our financing activities was primarily due to net borrowing of $31,927,000 during the six months ended September 30, 2026 compared with net repayments of $18,368,000 during the six months ended September 30, 2025 under our revolving facility.

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

We had $126,595,000 and $94,668,000 outstanding under the Revolving Facility at September 30, 2026 and March 31, 2026, respectively. In addition, $15,470,000 was outstanding for letters of credit at September 30, 2026. At September 30, 2026, after certain contractual adjustments, $84,008,000 was available under the Revolving Facility. The interest rate on our Revolving Facility was 6.88% and 6.79%, at September 30, 2026 and March 31, 2026, respectively.

The Credit Facility requires us to maintain; (i) a minimum fixed charge coverage ratio if undrawn availability is less than 22.5% of the aggregate revolving commitments and (ii) a specified minimum undrawn availability. During the three and six months ended September 30, 2026, undrawn availability was greater than the 22.5% threshold at all times, therefore, the fixed charge coverage ratio financial covenant was not required to be tested at any point during the fiscal period.

Convertible Notes, Related Party

On March 31, 2023, we entered into a note purchase agreement, as amended, (the “Note Purchase Agreement”) with Bison Capital Partners VI, L.P. and Bison Capital Partners VI-A, L.P. (collectively, the “Purchasers”) and Bison Capital Partners VI, L.P., as the purchaser representative (the “Purchaser Representative”) for the issuance and sale of $32,000,000 in aggregate principal amount of convertible notes due in 2029 (the “Convertible Notes”), which was used for general corporate purposes. The Convertible Notes bear interest at a rate of 10.0% per annum, compounded annually, and payable (i) in-kind or (ii) in cash, annually in arrears on April 1 of each year, commencing on April 1, 2024. In April 2026, non-cash accrued interest on the Convertible Notes of $3,873,000 was paid in-kind and is included in the principal amount of Convertible Notes at September 30, 2026. The Convertible Notes have an initial conversion price of $15.00 per share of our common stock, subject to adjustment as provided in the Convertible Notes (“Conversion Option”). Unless and until we deliver a redemption notice, the Purchasers of the Convertible Notes may convert their Convertible Notes at any time at their option. Upon conversion, the Convertible Notes will be settled in shares of our common stock. We may redeem all or part of the Convertible Notes for a cash purchase (the “Company Redemption”) price. The effective interest rate was 18.3% as of September 30, 2026 and March 31, 2026, respectively.

In connection with the Note Purchase Agreement, we entered into common stock warrants (the “Warrants”) with the Purchasers, which mature on March 30, 2029. The fair value of the Warrants, using Level 3 inputs and the Monte Carlo simulation model, was zero at September 30, 2026 and March 31, 2026.

The Company Redemption option has been combined with the Conversion Option as a compound net derivative liability (the “Compound Net Derivative Liability”). The Compound Net Derivative Liability has been recorded within convertible note, related party in the condensed consolidated balance sheets at September 30, 2026 and March 31, 2026. The fair value of the Conversion Option and the Company Redemption option using Level 3 inputs and the Monte Carlo simulation model was a liability of $8,900,000 and $16,900,000, and an asset of $4,260,000 and $10,560,000 at September 30, 2026 and March 31, 2026, respectively. During the three months ended September 30, 2026 and 2025, we recorded a non-cash gain of $3,240,000 and a non-cash loss of $2,260,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statements of operations. During the six months ended September 30, 2026 and 2025, we recorded a non-cash gain of $1,700,000 and a non-cash loss of $4,050,000, respectively, as the change in fair value of the Compound Net Derivative Liability in the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

The Convertible Notes also contain additional features, such as, default interest and options related to a fundamental transaction, which were not separately accounted for as the value of such features were not material at September 30, 2026 and March 31, 2026.

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

The following is a summary of the accounts receivable discount programs:

	Six Months Ended
	September 30,
	2026	2025
Receivables discounted	$283,892,000	$339,254,000
Weighted average number of days collection was accelerated	346	345
Annualized weighted average discount rate	5.6%	5.6%
Amount of discount recognized as interest expense	$15,364,000	$18,098,000

Supplier Finance Programs

We utilize a supplier finance program, which allows certain of our suppliers to sell their receivables due from us to participating financial institutions at the sole discretion of both the supplier and the financial institutions. The program is administered by a third party. Commitments from participating financial institutions that are available to suppliers under this program were $40,000,000 as of September 30, 2026. We have no economic interest in the sale of these receivables and no direct relationship with the financial institution. Payments to the third-party administrator are based on services rendered and are not related to the volume or number of financing agreements between suppliers, financial institution, and the third-party administrator. We are not a party to agreements negotiated between participating suppliers and the financial institution. Our obligations to our suppliers, including amounts due and payment terms, are not affected by a supplier's decision to participate in this program. We do not provide guarantees and there are no assets pledged to the financial institution or the third-party administrator for the committed payment in connection with this program. At September 30, 2026 and March 31, 2026, we had $38,789,000 and $42,076,000, respectively, in outstanding supplier obligations confirmed as valid under this program, included in accounts payable in the condensed consolidated balance sheets.

Capital Expenditures and Commitments

Capital Expenditures

Our total capital expenditures were $1,698,000 and $3,866,000 for six months ended September 30, 2026 and 2025, respectively. These capital expenditures include (i) cash paid for the purchase of plant and equipment, (ii) plant and equipment acquired under finance leases, and (iii) accrued capital expenditures. Capital expenditures for the six months ended September 30, 2026 primarily include the purchase of equipment for our current operations. We expect to incur approximately $7,000,000 of capital expenditures primarily to support our operations in fiscal 2027. We have used and expect to continue using our working capital and additional capital lease obligations to finance these capital expenditures.

Related Party Transactions

Lease

We have an operating lease for our 35,000 square foot manufacturing, warehouse, and office facility in Ontario, Canada, with a company co-owned by a member of management. We renewed this operating lease for an additional three-year period, effective January 1, 2025. The rent expense recorded for this related party lease was $93,000 and $94,000 for the three months ended September 30, 2026 and 2025, respectively, and $186,000 and $187,000 for the six months ended September 30, 2026 and 2025, respectively.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer

Shares repurchased during the three months ended September 30, 2026 were as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

July 1 - July 31, 2026:
Open market and privately negotiated purchases	-	$-	-	$20,143,000
August 1 - August 31, 2026:
Open market and privately negotiated purchases	-	$-	-	20,143,000
September 1 - September 30, 2026:
Open market and privately negotiated purchases	-	$-	-	20,143,000
Total	0		0	$20,143,000

(1)
In December 2025, our board of directors approved an increase in our share repurchase program from $37,000,000 to $57,000,000 of our common stock. As of September 30, 2026, $36,857,000 has been utilized and $20,143,000 remains available to repurchase shares under the authorized share repurchase program, subject to the limit in our Credit Facility and Convertible Notes. We retired the 2,464,272 shares repurchased under this program through September 30, 2026. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Item 3.
Defaults Upon Senior Securities

None.

Item 5.
Other Information

(a)
None.

(b)
None.

(c)
During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408 of Regulation S-K.

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
Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 10, 2026.

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

MOTORCAR PARTS OF AMERICA, INC.

Dated: November 9, 2026	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: November 9, 2026	By:	/s/ Kamlesh Shah
Kamlesh Shah
Chief Accounting Officer